Form 10KSB/A
period 1996-04-30
CUTTER & BUCK INC
filed 1996-09-05
CIK 948069

                       ----------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-KSB/A-2

                       ----------------------------------------

    /x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended April 30, 1996.

    / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                             Commission File No. 0-26608

                                  CUTTER & BUCK INC.
                    (Name of Small Business Issuer in Its Charter)

         Washington                                   91-1474587
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


                             2701 First Avenue, Suite 500
                                  Seattle, WA  98121
             (Address of Principal Executive Offices, Including Zip Code)

                                    (206) 622-4191
                   (Issuer's Telephone Number, Including Area Code)

    Securities registered under Section 12(b) of the Exchange Act:  None

    Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, No Par Value
- --------------------------------------------------------------------------------
                                   (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes           X                         No
               -----------------                      -----------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's net sales the fiscal year ended April 30, 1996 were $21,645,202.

The aggregate market value as of July 25, 1996 of the voting stock held by non-affiliates of the Registrant was approximately $17,000,000. As of such date, there were 3,668,241 shares outstanding of the Registrant's Common Stock, no par value per share.

Documents incorporated by reference:

(1) Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof; and

(2) Portions of the registrant's definitive 1996 Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The Company's Annual Report to Shareholders for the year ended April 30, 1996 and the 1996 definitive proxy materials, which will be filed supplementally to this report, are not being filed as part of this report.

A.  Financial Statements and Financial Statement Schedules:

    1. Financial Statements (the financial statements listed below are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders):

         Independent Auditors' Report
         Balance Sheets as of April 30, 1996 and 1995
         Statements of Operations for the years ended April 30, 1996, 1995 and 1994
         Statements of Stockholders' Equity for the years ended April 30, 1996, 1995 and 1994
         Statements of Cash Flows for the years ended April 30, 1996, 1995 and 1994
         Notes to Financial Statements

    2.   Financial Statement Schedules:

         Financial Statement schedules are omitted because they are not required or because the information is presented in the financial statements or notes thereto.

B.  Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter ended April 30, 1996.

C.  Exhibits:

    Exhibits required by Item 601 of Regulation S-K:

    EXHIBIT NO.
    -----------
    3.1      Restated Articles of Incorporation (3.1)(1)
    3.2      Bylaws (3.2)(1)
    4.1      Specimen Common Stock Certificate (4.1)(1)
    10.1 Promissory Note dated May 17, 1990 by Joey Rodolfo to the Jones/Rodolfo Corporation (10.1)(1)
    10.2 Stock Pledge Agreement dated April 1995 by Joey Rodolfo to the Jones/Rodolfo Corporation(10.2)(1)
    10.3 Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a Cutter & Buck (10.3)(1)
    10.4 Indenture of Lease dated August 10, 1993 between Lakeplace Associates and Jones/Rodolfo Corporation (10.4)(1)
    10.5 Factoring Agreement dated March 1, 1995 between Republic Factors Corp. and Jones/Rodolfo Corporation (10.5)(1)
    10.6 Form of Registration Rights Agreement between Cutter & Buck Inc. and Roanoke Investors' Limited Partnership, Needham Capital SBIC, L.P. and Needham Emerging Growth Partners, L.P. (10.6)(1)
    10.7 Consulting Agreement dated April 20, 1995 between Joey Rodolfo and Jones/Rodolfo Corporation (10.7)(1)
    10.8 First Amendment to Consulting Agreement dated July 6, 1995 between Joey Rodolfo and Jones/Rodolfo Corporation (10.8)(1)
    10.9     1991 Stock Option Plan (10.9)(1)
    10.10    1995 Nonemployee Director Stock Incentive Plan filed herewith
    10.11    1995 Employee Stock Option Plan (10.11)(1)
    10.12 1995 Employee Stock Purchase Plan incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80783)
    10.13    Form of Representatives' Warrant (10.13)(1)
    10.14 Distribution Reacquisition Agreement dated February 2, 1996 between Cutter & Buck Inc. and Re-Ward Limited filed herewith
    10.15 Loan Agreement dated June 26, 1996 between Cutter & Buck Inc. as Borrower, and Bank of America NW, N.A. d/b/a Seafirst Bank, as Lender filed herewith
    11.1     Statement of Computation of Net Income Per Share filed herewith
    13.1 Specified Sections from the Registrant's 1996 Annual Report to Shareholders filed herewith
    21.1     Subsidiaries of the Registrant filed herewith
    23.1     Consent of Ernst & Young LLP, independent auditors, filed herewith
    27.1     Financial Data Schedule filed herewith

- --------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94548-LA)

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CUTTER & BUCK INC.
                                            (Registrant)


September 5, 1996                           By  /s/ Harvey N. Jones
                                               -------------------------------
                                                Harvey N. Jones, PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER