Form 10QSB
period 1996-07-31
CUTTER & BUCK INC
filed 1996-09-16
CIK 948069

            --------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            --------------------------------------------------------



     For the quarterly period ended                    Commission File
     July 31, 1996                                       No. 0-26608


                               CUTTER & BUCK INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



     Washington                                              91-1474587
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                          2701 First Avenue, Suite 500
                               Seattle, WA  98121
                    (Address of Principal Executive Offices)

                                 (206) 622-4191
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---    ---

    The number of shares of Common Stock of the registrant outstanding as of
                        September 10, 1996 was 3,668,242.

            Transitional Small Business Disclosure Format (Check One)

                                  Yes    No X
                                     ---   ---

                               CUTTER & BUCK INC.

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended July 31, 1996


                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
     Item 1.   Financial Statements (unaudited):

               Condensed Balance Sheets                                       3

               Condensed Statements of Operations                             4

               Condensed Statements of Cash Flows                             5

               Notes to Condensed Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of Financial              8
               Condition and Results of Operations

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                             10

     Item 2.   Changes in Securities                                         10

     Item 3.   Defaults Upon Senior Securities                               10

     Item 4.   Submission of Matters to a Vote of Security Holders           10

     Item 5.   Other Information                                             10

     Item 6.   Exhibits and Reports on Form 8-K                              10

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

                               CUTTER & BUCK INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                        April 30,     July 31,
                                                           1996         1996
                                                       -----------  -----------
                                                                     (unaudited)

Current Assets:
     Cash                                               $2,010,047     $306,011
     Due from factors                                    5,735,287    3,231,075
     Other receivables, net of allowance for doubtful
          accounts of $212,314 and $157,795
          respectively                                   1,917,326    4,860,265
     Inventories                                         4,693,433    7,448,618
     Deferred income taxes                                 180,000      180,000
     Prepaid expenses and other current assets           1,098,972    1,262,731
                                                       -----------  -----------
          Total current assets                          15,635,065   17,288,700

Furniture and equipment                                    798,922    1,768,902
Other assets                                               735,931      678,874
                                                       -----------  -----------
          Total assets                                 $17,169,918  $19,736,476
                                                       -----------  -----------
                                                       -----------  -----------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $2,313,937   $2,550,535
     Accrued liabilities                                   499,362      243,300
     Income taxes payable                                  220,000      282,600
     Loan payable to bank                                  114,119    2,070,541
     Current portion of capital lease obligations                0       77,119
                                                       -----------  -----------
          Total current liabilities                      3,147,418    5,224,095

Capital lease obligations                                        0      337,388

Shareholders' equity:
     Common stock, no par value: 25,000,000 shares
          authorized; 3,668,242 issued and
          outstanding                                   15,156,702   15,167,432
     Note receivable from shareholder                      (44,520)     (44,520)
     Accumulated deficit                                (1,089,682)    (947,919)
                                                       -----------  -----------
          Total shareholders' equity                    14,022,500   14,174,993
                                                       -----------  -----------
          Total liabilities and shareholders' equity   $17,169,918  $19,736,476
                                                       -----------  -----------
                                                       -----------  -----------

                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended
                                                         ---------------------
                                                         July 31,     July 31,
                                                           1995         1996
                                                       -----------  -----------
Net sales                                               $3,304,756   $7,999,639
Cost of sales                                            2,077,089    5,020,064
                                                       -----------  -----------
Gross profit                                             1,227,667    2,979,575
Operating expenses:
     Design and production                                 214,515      336,247
     Selling and handling                                  668,189    1,711,920
     General and administrative                            410,924      713,321
                                                       -----------  -----------
        Total operating expenses                         1,293,628    2,761,488
                                                       -----------  -----------

Operating income (loss)                                    (65,961)     218,087

Other income (expense):
     Factor commissions and interest expense,
        net of interest income                            (112,880)    (111,545)
     License and royalty income                            115,516       96,221
                                                       -----------  -----------
        Total other income (expense)                         2,636      (15,324)
                                                       -----------  -----------

Income (loss) before income taxes                          (63,325)     202,763
Income taxes                                                     0      (61,000)
                                                       -----------  -----------

Net income (loss)                                         ($63,325)    $141,763
                                                       -----------  -----------
                                                       -----------  -----------

     Net income (loss) per share                            ($0.02)       $0.04
                                                       -----------  -----------
                                                       -----------  -----------
     Shares used in computation of
        net income (loss) per share                      2,538,659    3,941,213
                                                       -----------  -----------
                                                       -----------  -----------


                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                       ------------------------
                                                          July 31,     July 31,
                                                            1995         1996
                                                       -----------  -----------
OPERATING ACTIVITIES
Net Income (loss)                                         ($63,325)    $141,763
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Depreciation and amortization                     40,904      179,669
          Changes in assets and liabilities:
               Receivables, net                          1,302,206     (438,727)
               Inventories                              (1,134,627)  (2,755,185)
               Prepaid expenses and other current
                    assets                                 (99,664)    (163,759)
               Accounts payable and accrued
                    liabilities                            (41,442)     (19,464)
               Income taxes payable                              0       62,600
                                                       -----------  -----------
Net cash provided by (used for) operating activities         4,052   (2,993,103)

INVESTING ACTIVITIES
Purchases of furniture and equipment                      (211,723)    (651,735)
Increase in trademarks and patents                            (580)      (3,945)
                                                       -----------  -----------
Net cash used in investing activities                     (212,303)    (655,680)

FINANCING ACTIVITIES
Proceeds from loan from bank                                     0    1,956,422
Payments under capital lease obligations                    (9,442)     (22,405)
Net decrease in advances from factor                      (839,199)           0
Issuance of preferred stock, net of offering costs       1,052,871            0
Issuance of common stock                                         0       10,730
                                                       -----------  -----------
Net cash provided by financing activities                  204,230    1,944,747
                                                       -----------  -----------

Net decrease in cash                                        (4,021)  (1,704,036)
Cash, beginning of period                                  499,417    2,010,047
                                                       -----------  -----------
Cash, end of period                                       $495,396     $306,011
                                                       -----------  -----------
                                                       -----------  -----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                   $79,950      $53,165
                                                       -----------  -----------
                                                       -----------  -----------

Cash paid during the period for income taxes                    $0     $178,400
                                                       -----------  -----------
                                                       -----------  -----------

Noncash financing and investing activities:
     Equipment acquired with capital leases                     $0     $436,912
                                                       -----------  -----------
                                                       -----------  -----------

                             See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 1996 may not be indicative of the results for the full fiscal year.
For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996, included in the Company's filing on Form 10-KSB.

2.   NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants except when the effect of their inclusion would be antidilutive.

3.   DUE FROM FACTOR

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse basis. The amount due from factors consisted of the following:

                                              April 30, 1996    July 31, 1996
                                              --------------    -------------
     Unmatured receivables:
       Nonrecourse                              $  5,779,659     $  3,147,258
       With recourse                                  55,385           50,056
     Matured receivables                             160,331          308,232
     Reserve for sales returns and allowances       (260,088)        (274,471)
                                              --------------    -------------
                                                $  5,735,287     $  3,231,075
                                              --------------    -------------
                                              --------------    -------------

4.   INCOME TAXES

     The Company's deferred tax assets include the benefit to be derived from unused net operating tax loss carryforwards of approximately $600,000 at April 30, 1996. The net operating loss carryforwards begin to expire in 2006. A valuation allowance has been recorded for financial reporting purposes to recognize the Company's net deferred tax assets at their estimated realizable value.

5.   LINE OF CREDIT

     On July 8, 1996, the Company entered into a loan agreement with Bank of America NW, N.A. d/b/a Seafirst Bank (Seafirst Bank) for a $7 million line of credit, replacing the Company's previous line of credit. The line of credit with Seafirst Bank is used for international letters of credit, bankers' acceptances and working capital advances. Interest on borrowings is charged and payable monthly at Seafirst Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and accounts receivable turnover, as well as a maximum debt-to-equity ratio. Seafirst Bank and Republic Factors Corp. have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest.

     At July 31, 1996, letters of credit outstanding totaled $2,727,813 and working capital advances totaled $2,070,541.

6.   EUROPEAN OPERATIONS

     The Company formed a United Kingdom subsidiary in February, 1996 for direct marketing, sales and distribution of the Company's sportswear and outerwear in the United Kingdom and is in the process of forming a Netherlands subsidiary for its operations in Europe.

7.   SHAREHOLDERS' EQUITY

     The Company has three stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 525,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a five-year period with vesting at 20% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options under the plans expire after 10 years and have been granted at fair market value on the date of grant. At July 31, 1996, 409,822 options to purchase shares of Common Stock were outstanding under these plans, 160,722 of which were exercisable, and 115,145 shares under the plans remained available for future grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
     The Company designs, sources and markets updated, traditional men's sportswear and outerwear. It distributes its products predominantly through golf pro shops and resorts, upscale men's specialty stores and corporate sales accounts. The Company continues to emphasize the golf distribution channel because it believes this is an effective way to reach its target market of affluent, sports-minded 30- to 55-year-old men and build brand identity. The Company has found golf pro shops to be receptive to its distinctive product, merchandising approach and sales support.

     Historically, the Company has experienced its lowest level of net sales and profitability in its first and third quarters, ending July 31 and January 31, respectively. Correspondingly, the Company's highest level of sales and profitability have been achieved in its second and fourth quarters, ending October 31 and April 30, respectively. This seasonality has resulted primarily from the timing of shipments to golf pro shops and men's specialty stores due to seasonal fluctuations in consumer demand, the timing and amount of orders from key customers, the timing of sales of seasonal remainder merchandise and availability of product. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during the first and third quarters, when sales are lowest.

RESULTS OF OPERATIONS
     NET SALES increased 142.1% in the three months ended July 31, 1996 to $7,999,639 from $3,304,756 in the three months ended July 31, 1995. For the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996, increases in net sales in the United States to the golf distribution, corporate and specialty store channels were $2,635,719, $1,054,635 and $639,745, respectively. Increases in these three channels accounted for approximately 92% of the overall increase in net sales. In addition to these channels, for the three months ended July 31, 1996, international distributor sales also increased and net sales of the Company's direct distribution in the United Kingdom and Europe totaled $332,723.

     GROSS PROFIT increased 142.7% in the three months ended July 31, 1996 to $2,979,575 from $1,227,667 in the three months ended July 31, 1995. Gross profit as a percentage of net sales was 37.2% for the first quarter of fiscal 1997 and 37.1% for the first quarter of fiscal year 1996. The expected improvement in gross profit due to volume and letter of credit financing were offset by additional expenses to expedite delivery of goods from Chinese manufacturers due to threatened trade sanctions, costs to assure timely deliveries during the Company's transition to its new distribution facility and start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

     OPERATING EXPENSES increased to $2,761,488 for the three months ended July 31, 1996 from $1,293,628 for the three months ended July 31, 1995, but decreased as a percentage of sales, to 34.5% in the first quarter of fiscal year 1997 from 39.1% in the first quarter of fiscal year 1996. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. Selling and handling costs increased by $1,043,731, making up 71% of the overall increase in operating expenses. The majority of the increase in selling and handling costs was due to increased sales commissions and staffing costs related to a higher sales volume and a larger sales force. The Company also has shifted more of its sales force to exclusive sales representation of the Company's products. In addition, the Company incurred additional handling costs associated with establishing its own warehouse facility in Seattle.

     OTHER INCOME License and royalty income earned under licensing contracts totaled $96,221 for the three months ended July 31, 1996 and $115,516 for the three months ended July 31, 1995. The decline in license and royalty income is primarily due to the Company's re-purchase of its outerwear license effective May 1, 1996 which now allows the Company to directly design and market Cutter & Buck outerwear. Factor commissions and interest expense was $111,545 in the quarter ended July 31, 1996 compared to $112,880 in the quarter ended July 31, 1995. These costs were comparable for the two periods despite increased sales volume in fiscal 1996 due to a reduction in the proportion of sales factored .

     INCOME TAXES The Company recorded $61,000 of income tax expense in the three months ended July 31, 1996 and none in the three months ended July 31, 1995 due to the operating loss incurred during the period. As of April 30, 1996, $600,000 in net operating loss carryforwards remain available to offset future taxable income.

     As a result of the foregoing factors, the Company had NET INCOME of $141,763 for the three months ended July 31, 1996 compared to a net loss of $63,325 for the three months ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory including the Company's CLASSIC products with multi-season appeal. Working capital for the quarter ended July 31, 1996 has been funded primarily by collections of accounts receivable and bank borrowing.

     Net cash used for operating activities was $2,993,103 for the three months ended July 31, 1996 compared to cash provided by operating activities of $4,052 for the three months ended July 31, 1995. For the quarter ended July 31, 1996, cash was used to support an increase in inventory of $2,755,185 and a net increase in accounts receivable of $438,727. For the quarter ended July 31, 1995, cash was provided primarily by a net reduction of accounts receivable that was offset by the use of cash to support an increase in inventory.

     Net cash used in investing activities of $655,680 for the three months ended July 31, 1996 was primarily attributable to an investment in warehouse equipment and leasehold improvements totaling $203,652, in-store fixtures of
$350,828 and other furniture and equipment totaling $97,255.   For the quarter
ended July 31, 1995, the Company purchased in-store fixtures totaling $138,260 and other furniture and equipment totaling $73,463.

     Net cash provided by financing activities for the three months ended July 31, 1996 increased to $1,944,747 compared to $204,230 during the three months ended July 31, 1995. The three months ended July 31, 1996 included $1,956,422 generated by bank borrowing and the issuance of capital stock under the Company's employee stock purchase plan. For the three months ended July 31, 1995, cash provided by financing activities included $1,052,871 generated by the issuance of Series B Preferred Stock offset by $839,199 in reduced advances from the factor.

     The Company has a $7 million line of credit with Bank of America NW, N.A. d/b/a Seafirst Bank for international letters of credit, bankers' acceptances and working capital advances. Interest on borrowings is charged and payable monthly at Seafirst Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and accounts receivable turnover, as well as a maximum debt-to-equity ratio.
At July 31, 1996, letters of credit outstanding totaled $2,727,813 and working capital advances totaled $2,070,541.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CUTTER & BUCK INC.
                                              --------------------
                                              (Registrant)



Dated:  September 16, 1996                    By  /s/ Martin J. Marks
                                              ------------------------------
                                                   Martin J. Marks
                                                   Senior Vice-President,
                                                   Chief Operating Officer,
                                                   Treasurer and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)