Form 10QSB
period 1996-10-31
CUTTER & BUCK INC
filed 1996-12-16
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                     Form 10-QSB


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


              For the quarterly period ended          Commission File
                   October 31, 1996                      No. 0-26608


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

                                         Yes   X       No
                                             -----        -----
       The number of shares of Common Stock of the registrant outstanding as of
                           December 10, 1996 was 5,122,548.

              Transitional Small Business Disclosure Format (Check One)

                                         Yes           No   X
                                             -----        -----

                                  CUTTER & BUCK INC.

                           Quarterly Report on Form 10-QSB
                        For the Quarter Ended October 31, 1996


                                        INDEX

PART I -  FINANCIAL INFORMATION                                         Page
                                                                        ----
         Item 1.   Financial Statements (unaudited):

                   Condensed Balance Sheets                               3

                   Condensed Statements of Operations                     4

                   Condensed Statements of Cash Flows                     5

                   Notes to Condensed Financial Statements                6

         Item 2.   Management's Discussion and Analysis of Financial      8
                   Condition and Results of Operations

Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings                                      12

         Item 2.   Changes in Securities                                  12

         Item 3.   Defaults Upon Senior Securities                        12

         Item 4.   Submission of Matters to a Vote of Security Holders    12

         Item 5.   Other Information                                      12



         Item 6.   Exhibits and Reports on Form 8-K                       12

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

                               CUTTER & BUCK INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                             April 30,     October 31,
                                                               1996           1996
                                                           ------------   ------------
                                                                           (unaudited)
Current Assets:
   Cash                                                    $ 2,010,047    $   679,728
   Due from factors                                          5,735,287      1,651,139
   Other receivables, net of allowance for doubtful
      accounts of $212,314 and $165,173 respectively         1,917,326      8,542,955
   Inventories                                               4,693,433      7,474,835
   Deferred income taxes                                       180,000        180,000
   Prepaid expenses and other current assets                 1,098,972      1,245,961
                                                           -----------    -----------
         Total current assets                               15,635,065     19,774,618

Furniture and equipment                                        798,922      2,097,843
Other assets                                                   735,931        629,545
                                                           -----------    -----------
         Total assets                                      $17,169,918    $22,502,006
                                                           -----------    -----------
                                                           -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $ 2,313,937    $ 3,310,370
   Accrued liabilities                                         499,362        796,696
   Income taxes payable                                        220,000        185,600
   Loan payable to bank                                        114,119      2,480,072
   Current portion of capital lease obligations                      0        127,948
                                                           -----------    -----------
            Total current liabilities                        3,147,418      6,900,686

Capital lease obligations                                            0        561,448

Shareholders' equity:
   Common stock, no par value: 25,000,000 shares
      authorized; 3,666,715 issued and outstanding at
      April 30, 1996 and 3,668,241 at October 31, 1996      15,156,702     15,167,432
   Note receivable from shareholder                            (44,520)       (44,520)
   Accumulated deficit                                      (1,089,682)       (83,040)
                                                           -----------    -----------
            Total shareholders' equity                      14,022,500     15,039,872
                                                           -----------    -----------
            Total liabilities and shareholders' equity     $17,169,918    $22,502,006
                                                           -----------    -----------
                                                           -----------    -----------


                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended            Six months ended
                                   --------------------------    -------------------------
                                   October 31,    October 31,    October 31,   October 31,
                                      1995           1996           1995          1996
                                   -----------    -----------    -----------   -----------
Net sales                          $5,131,171    $12,290,179     $8,435,927    $20,289,818
Cost of sales                       3,196,985      7,493,843      5,274,074     12,513,907
                                   ----------    -----------     ----------    -----------
Gross profit                        1,934,186      4,796,336      3,161,853      7,775,911
Operating expenses:
    Design and production             230,364        365,088        444,879        701,335
    Selling and handling              980,149      2,221,617      1,648,338      3,933,537
    General and administrative        486,593        912,829        897,517      1,626,150
                                   ----------    -----------     ----------    -----------
       Total operating expenses     1,697,106      3,499,534      2,990,734      6,261,022
                                   ----------    -----------     ----------    -----------

Operating income                      237,080      1,296,802        171,119      1,514,889

Other income (expense):
    Factor commissions and
       interest expense net
       of interest income             (28,288)      (119,061)      (141,168)      (230,606)
    License and royalty income         82,708         61,138        198,224        157,359
                                   ----------    -----------     ----------    -----------
       Total other income (expense)    54,420        (57,923)        57,056        (73,247)
                                   ----------    -----------     ----------    -----------

Income before income taxes            291,500      1,238,879        228,175      1,441,642
Income taxes                          (50,000)      (374,000)       (50,000)      (435,000)
                                   ----------    -----------     ----------    -----------

Net income                         $  241,500    $   864,879     $  178,175    $ 1,006,642
                                   ----------    -----------     ----------    -----------
                                   ----------    -----------     ----------    -----------

    Net income per share           $     0.07    $      0.22     $     0.06    $      0.26
                                   ----------    -----------     ----------    -----------
                                   ----------    -----------     ----------    -----------

    Shares used in computation
       of net income per share      3,603,515      3,940,313      3,071,087      3,940,763
                                   ----------    -----------     ----------    -----------
                                   ----------    -----------     ----------    -----------


                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                      ----------------------------
                                                       October 31,    October 31,
                                                          1995           1996
                                                      ------------   -------------
OPERATING ACTIVITIES
Net Income                                            $   178,175    $ 1,006,642
Adjustments to reconcile net income to net
   cash used in operating activities:
      Depreciation and amortization                        75,168        407,270
      Changes in assets and liabilities:
         Receivables, net                                 287,358     (2,654,310)
         Inventories                                     (849,978)    (2,781,402)
         Prepaid expenses and other current assets       (758,471)      (146,989)
         Accounts payable and accrued liabilities      (1,127,613)     1,293,767
         Income taxes payable                                   0        (34,400)
                                                      -----------    -----------
Net cash provided by (used for) operating activities   (2,195,361)    (2,909,422)

INVESTING ACTIVITIES
Purchases of furniture and equipment                     (391,831)      (829,012)
Increase in trademarks and patents                        (29,940)       (25,655)
                                                      -----------    -----------
Net cash used in investing activities                    (421,771)      (854,667)

FINANCING ACTIVITIES
Proceeds from loan from bank                                    0      2,365,953
Payments under capital lease obligations                  (16,115)       (55,742)
Net increase (decrease) in advances from factor        (2,320,891)       112,829
Issuance of preferred stock, net of offering costs      1,039,625              0
Issuance of common stock                                8,468,407         10,730
                                                      -----------    -----------
Net cash provided by financing activities               7,171,026      2,433,770
                                                      -----------    -----------
Net increase (decrease) in cash                         4,553,894     (1,330,319)
Cash, beginning of period                                 499,417      2,010,047
                                                      -----------    -----------
Cash, end of period                                   $ 5,053,311    $   679,728
                                                      -----------    -----------
                                                      -----------    -----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest              $   140,554    $    95,585
                                                      -----------    -----------
                                                      -----------    -----------

Cash paid during the period for income taxes          $         0    $   275,400
                                                      -----------    -----------
                                                      -----------    -----------

Noncash financing and investing activities:
   Equipment acquired with capital leases             $         0    $   745,138
                                                      -----------    -----------
                                                      -----------    -----------


                             See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended October 31, 1996 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996, included in the Company's filing on Form 10-KSB.

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

3.  DUE FROM FACTOR

    Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse basis. The amount due from factors consisted of the following:


                                                 April 30, 1996           October 31, 1996
                                                 --------------           ----------------
    Unmatured receivables:
       Nonrecourse                               $    5,779,659           $    2,216,408
       With recourse                                     55,385                   53,037
    Matured receivables                                 160,331                   19,022
    Advances                                                                    (112,829)
    Reserve for sales returns and allowances           (260,088)                (524,499)
                                                 --------------           --------------
                                                 $    5,735,287           $    1,651,139
                                                 --------------           --------------
                                                 --------------           --------------



4.  INCOME TAXES

    The Company's deferred tax assets include the benefit to be derived from unused net operating tax loss carryforwards of approximately $500,000 at July 31, 1996. The net operating loss carryforwards begin to expire in 2006. A valuation allowance has been recorded for financial reporting purposes to recognize the Company's net deferred tax assets at their estimated realizable value.

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

    At October 31, 1996, letters of credit outstanding totaled $4,237,201 and working capital advances totaled $2,480,072.

6.  EUROPEAN OPERATIONS

    The Company formed a United Kingdom subsidiary in February, 1996 for direct marketing, sales and distribution of the Company's sportswear and outerwear in the United Kingdom and formed a Netherlands subsidiary in May, 1996 for its operations throughout Europe.

7.  SHAREHOLDERS' EQUITY

    The Company has three stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 525,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a five-year period with vesting at 20% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options under the plans expire after 10 years and have been granted at fair market value on the date of grant. At October 31, 1996, 419,070 options to purchase shares of common stock were outstanding under these plans, 217,381 of which were exercisable, and 105,897 shares under these plans remained available for future grant.

8.  SUBSEQUENT EVENT

    On November 1, 1996 the Company sold 1,329,307 shares of its common stock to the public at $11 per share. Pursuant to the exercise of the Underwriters' over-allotment option, the Company sold an additional 125,000 shares of Common stock at $11 per share on December 3,1996. Proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses totaling $1,400,000, amounted to $14,602,077.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
    The Company designs, sources and markets updated, traditional men's sportswear and outerwear. It distributes its products predominantly through golf pro shops and resorts, upscale men's specialty stores and direct sales accounts. The Company continues to emphasize the golf distribution channel because it believes this is an effective way to reach its target market of affluent, sports-minded 30- to 55-year-old men and build brand identity. The Company has found golf pro shops to be receptive to its distinctive product, merchandising approach and sales support.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THREE MONTHS ENDED
OCTOBER 31, 1995
    NET SALES increased 139.5% in the three months ended October 31, 1996 to $12,290,179 from $5,131,171 in the three months ended October 31, 1995. For the second quarter of fiscal 1997 compared to the second quarter of fiscal
1996, net sales in the United States to the golf distribution channel increased $4,224,077 to $6,646,205, the corporate channel increased $1,789,354 to $2,429,098 and the specialty store channel increased $156,490 to $1,630,437. Increases in these three channels accounted for approximately 86.2% of the overall increase in net sales. In addition to these channels, for the three months ended October 31, 1996, international distributor sales also increased and net sales of the Company's direct distribution in the United Kingdom and Europe totaled $495,639.

    GROSS PROFIT increased 148.0% in the three months ended October 31, 1996 to $4,796,336 from $1,934,186 in the three months ended October 31, 1995. Gross profit as a percentage of net sales was 39.0% for the second quarter of fiscal 1997 compared to 37.7% for the second quarter of fiscal 1996. The improvement is primarily due to lower product cost resulting from economies of scale, product mix changes and a reduction in the net cost of embroidering golf club and corporate logos. These improvements were partially offset by additional costs incurred in the first quarter of fiscal 1997 to expedite delivery of goods from Chinese manufacturers due to threatened trade sanctions.

    OPERATING EXPENSES increased to $3,499,534 for the three months ended October 31, 1996 from $1,697,106 for the three months ended October 31, 1995, but decreased as a percentage of sales, to 28.5% in the second quarter of fiscal 1997 from 33.1% in the second quarter of fiscal 1996. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. Selling and handling expenses increased by $1,241,468, making up 68.9% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions and staffing costs related to a higher sales volume and a larger sales force and to increases in advertising. The Company also has converted more of its independent sales representatives to employees. In addition, the Company incurred additional handling expenses associated with establishing its own warehouse facility in Seattle and accommodating higher sales volume.

    OTHER INCOME. License and royalty income earned under licensing contracts totaled $61,138 for the three months ended October 31, 1996 and $82,708 for the three months ended October 31, 1995. The decline in license and royalty income is primarily due to the Company's re-purchase of its outerwear license effective May 1, 1996 which now allows the Company to directly design and market Cutter & Buck outerwear. Factor commissions and interest expense was $119,061 in the quarter ended October 31, 1996 compared to $28,288 in the quarter ended October 31, 1995. Factor commission expense decreased by $15,575 due to a lower rate of factored sales and net interest expense increased by $106,348. For the three months ended October 31, 1996, the Company incurred net interest expense on its bank borrowing, but for the three months ended October 31, 1995, the Company earned net interest income on short term investments made possible by the sale of its Common Stock in August 1995.

    INCOME TAXES. The Company recorded $374,000 of income tax expense in the three months ended October 31, 1996 and $50,000 in the three months ended October 31, 1995. As of July 31, 1996, $500,000 in net operating loss carryforwards were available to offset future taxable income.

    As a result of the foregoing factors, the Company had NET INCOME of $864,879 for the three months ended October 31, 1996 compared to $241,500 for the three months ended October 31, 1995.

    SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1995
    NET SALES increased 140.5% in the six months ended October 31, 1996 to $20,289,818 from $8,435,927 in the six months ended October 31, 1995. For the first half of fiscal 1997 compared to the first half of fiscal 1996, net sales in the United States to the golf distribution channel increased $6,859,796 to $10,795,278, the corporate channel increased $2,843,989 to $3,980,595 and the specialty store channel increased $796,235 to $3,026,519. Increases in these three channels accounted for approximately 88.6% of the overall increase in net sales. In addition to these channels, for the six months ended July 31, 1996, international distributor sales also increased and net sales of the Company's direct distribution in the United Kingdom and Europe totaled $828,362.

    GROSS PROFIT increased 145.9% in the six months ended October 31, 1996 to $7,775,911 from $3,161,853 in the six months ended October 31, 1995. Gross profit as a percentage of net sales was 38.3% for the first half of fiscal 1997 compared to 37.5% for the first half of fiscal 1996. The improvement in gross profit due to volume and product mix were partially offset by additional costs incurred in the first quarter of fiscal 1997 to expedite delivery of goods from Chinese manufacturers due to threatened trade sanctions, costs to assure timely deliveries during the Company's transition to its new distribution facility and start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

    OPERATING EXPENSES increased to $6,261,022 for the six months ended October 31, 1996 from $2,990,734 for the six months ended October 31, 1995, but decreased as a percentage of sales, to 30.9% in the first half of fiscal 1997 from 35.5% in the first half of fiscal 1996. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. Selling and handling costs increased by $2,285,199, making up 69.9% of the overall increase in operating expenses.

The majority of the increase in selling and handling costs was due to increased sales commissions and staffing costs related to a higher sales volume and a larger sales force. The Company also has converted more of its independent sales representatives to employees. In addition, the Company incurred additional handling expenses associated with establishing its own warehouse facility in Seattle and accommodating higher sales volume.

    OTHER INCOME. License and royalty income earned under licensing contracts totaled $157,359 for the six months ended October 31, 1996 and $198,224 for the six months ended October 31, 1995. The decline in license and royalty income is primarily due to the Company's re-purchase of its outerwear license effective May 1, 1996 which now allows the Company to directly design and market Cutter & Buck outerwear. Factor commissions and interest expense was $230,606 in the six months ended October 31, 1996 compared to $141,168 in the six months ended October 31, 1995. Factor commission expense increased by $16,621 due to higher sales volume and net interest expense increased by $72,817. For the six months ended October 31, 1996, the Company incurred net interest expense on its bank borrowing. For the six months ended October 31, 1995, the Company had the benefit of interest income on short term investments made possible by the sale of its Common Stock in August 1995.

    INCOME TAXES. The Company recorded $435,000 of income tax expense in the six months ended October 31, 1996 and $50,000 in the six months ended October 31, 1995.

    As a result of the foregoing factors, the Company had NET INCOME of $1,006,642 for the six months ended October 31, 1996 compared to $178,175 for the six months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
    The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory which includes the Company's CLASSIC products with multi-season appeal. Working capital for the six months ended October 31, 1996 was funded primarily by collections of accounts receivable and bank borrowing.

    Net cash used for operating activities was $2,909,422 for the six months ended October 31, 1996 compared to $2,195,361 for the six months ended October 31, 1995. For the six months ended October 31, 1996, cash was primarily used to support an increase in inventory of $2,781,402 and a net increase in accounts receivable of $2,654,310 that was partially funded by an increase in accounts payable and accrued liabilities of $1,293,767. For the six months ended October 31, 1995, cash was used to support increases in inventory and prepaid expenses as well as a net reduction in accounts payable and accrued liabilities. These were partially offset by a net reduction of accounts receivable.

    Net cash used in investing activities of $854,667 for the six months ended October 31, 1996 was attributable primarily to investments in warehouse equipment and leasehold improvements totaling $300,501, in-store fixtures of $398,036 and other furniture and equipment totaling $130,475. For the six months ended October 31, 1995, the Company purchased in-store fixtures totaling $260,638 and other furniture and equipment totaling $131,193.

    Net cash provided by financing activities for the six months ended October 31, 1996 was $2,433,770 compared to $7,171,026 during the six months ended October 31, 1995. The six months ended October 31, 1996 included $2,365,953 generated by bank borrowing and $10,730 related to the issuance of capital stock under the Company's employee stock purchase plan. For the six months ended October 31, 1995, cash provided by financing activities included $1,039,625 generated by the issuance of Series B Preferred Stock and $8,468,407 generated by the issuance of Common Stock which were used in part to eliminate advances from the factor totaling $2,320,891.

    The Company has a $7 million line of credit with Bank of America NW, N.A. d/b/a Seafirst Bank for international letters of credit, bankers' acceptances and working capital advances. Interest on borrowings is charged and payable monthly at Seafirst Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and accounts
receivable turnover, as well as a maximum debt-to-equity ratio.   At October 31,
1996, letters of credit outstanding totaled $4,237,201 and working capital advances totaled $2,480,072. In November and December 1996, the Company sold 1,454,307 shares of Common Stock which generated net proceeds of approximately $14,600,000 which will be used in part to finance working capital.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on September 19, 1996. Out of the Company's 3,668,241 shares of Common Stock entitled to vote at the meeting, 3,224,121 were represented, either in person or by proxy.

         Proposal Number 1 - Election of Directors

              Nominee                            For                 Against
              -------                            ---                 -------
              Michael S. Brownfield         3,221,421                  2,700
              Frances M. Conley             3,183,757                 40,364
              Harvey N. Jones               3,116,560                107,561
              Larry C. Mounger              3,220,821                  3,300
              Joey Rodolfo                  3,137,021                 87,100
              James B. Slayden              3,221,421                  2,700

         Proposal Number 2 - Ratification of Appointment of Auditors

                                                 Votes

                                                 -----

              For                                3,113,035
              Against                              104,986
              Abstain                                6,100

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CUTTER & BUCK INC.
                                         ------------------------------------
                                            (Registrant)



Dated:   December 16, 1996               By    /s/ Martin J. Marks
                                             --------------------------------
                                               Martin J. Marks
                                               Senior Vice-President,
                                               Chief Operating Officer,
                                               Treasurer and Secretary
                                               (Principal Financial and
                                               Accounting Officer)