Form 10QSB
period 1997-01-31
CUTTER & BUCK INC
filed 1997-03-17
CIK 948069

         ---------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            --------------------------------------------------------

          For the quarterly period ended     Commission File
          January 31, 1997                       No. 0-26608


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

                         Yes  X        No
                             -------      -------

    The number of shares of Common Stock of the registrant outstanding as of
                          March 10, 1997 was 5,129,631.

            Transitional Small Business Disclosure Format (Check One)

                        Yes            No    X
                           -------         ------

                        Exhibit index appears on page 14

                               CUTTER & BUCK INC.

                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended January 31, 1997


                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
     Item 1.   Financial Statements (unaudited):

               Condensed Balance Sheets                                  3

               Condensed Statements of Operations                        4

               Condensed Statements of Cash Flows                        5

               Notes to Condensed Financial Statements                   6

     Item 2.   Management's Discussion and Analysis of Financial         8
               Condition and Results of Operations

Part II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        12

     Item 2.   Changes in Securities                                    12

     Item 3.   Defaults Upon Senior Securities                          12

     Item 4.   Submission of Matters to a Vote of Security Holders      12

     Item 5.   Other Information                                        12

     Item 6.   Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                              13

INDEX TO EXHIBITS                                                       14

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                               CUTTER & BUCK INC.
                                 BALANCE SHEETS

                                     ASSETS



                                                                                    April 30,          January 31,
                                                                                       1996                1997
                                                                                 ---------------      -------------
                                                                                                         (unaudited)
Current Assets:
     Cash                                                                            $2,010,047         $6,738,100
     Accounts receivable, net of allowances for doubtful
          accounts, and returns and allowances of $472,402
          and $772,974 respectively                                                   7,652,613          8,581,195
     Inventories                                                                      4,693,433         12,585,081
     Deferred income taxes                                                              180,000            180,000
     Prepaid expenses and other current assets                                        1,098,972          1,314,173
                                                                                 --------------        -----------
             Total current assets                                                    15,635,065         29,398,549

Furniture and equipment                                                                 798,922          2,580,751
Other assets                                                                            735,931            554,746
                                                                                 --------------        -----------
             Total assets                                                           $17,169,918        $32,534,046
                                                                                 --------------        -----------
                                                                                 --------------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $2,313,937         $1,677,310
     Accrued liabilities                                                                319,362            190,538
     Income taxes payable                                                               400,000                  0
     Loan payable to bank                                                               114,119                  0
     Current portion of capital lease obligations                                             0            130,536
                                                                                 --------------        -----------
             Total current liabilities                                                3,147,418          1,998,384

Capital lease obligations                                                                     0            536,191

Shareholders' equity:
     Common stock, no par value: 25,000,000 shares
          authorized; 3,666,715 issued and outstanding at April 30, 1996
          and 5,129,631 at January 31, 1997                                          15,156,702         29,758,119
     Note receivable from shareholder                                                   (44,520)                 0
     Retained earnings (accumulated deficit)                                         (1,089,682)           241,352
                                                                                 --------------        -----------
             Total shareholders' equity                                              14,022,500         29,999,471
                                                                                 --------------        -----------
             Total liabilities and shareholders' equity                             $17,169,918        $32,534,046
                                                                                 --------------        -----------
                                                                                 --------------        -----------

                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended             Nine months ended
                                                  --------------------------   ----------------------------
                                                  January 31,    January 31,   January 31,      January 31,
                                                      1996           1997         1996              1997
                                                  -----------    -----------   -----------     ------------
Net sales                                         $5,210,331     $8,451,586    $13,646,258     $28,741,404
Cost of sales                                      3,376,942      4,962,848      8,651,016      17,476,755
                                                 -----------    -----------    -----------     -----------
Gross profit                                       1,833,389      3,488,738      4,995,242      11,264,649
Operating expenses:
     Design and production                           274,737        361,900        719,616       1,063,235
     Selling and handling                            874,247      1,903,436      2,522,585       5,836,973
     General and administrative                      509,708        875,596      1,407,225       2,501,746
                                                 -----------    -----------    -----------     -----------
          Total operating expenses                 1,658,692      3,140,932      4,649,426       9,401,954
                                                 -----------    -----------    -----------     -----------

Operating income                                     174,697        347,806        345,816       1,862,695

Other income (expense):
     Factor commissions and
          interest expense net
          of interest income                         (12,160)        39,624       (153,328)       (190,982)
     License and royalty income                      101,661         92,562        299,885         249,921
                                                 -----------    -----------    -----------     -----------
          Total other income (expense)                89,501        132,186        146,557          58,939
                                                 -----------    -----------    -----------     -----------

Income before income taxes                           264,198        479,992        492,373       1,921,634
Income taxes                                         (60,000)      (155,600)      (110,000)       (590,600)
                                                 -----------    -----------    -----------     -----------

Net income                                          $204,198       $324,392       $382,373      $1,331,034
                                                 -----------    -----------    -----------     -----------
                                                 -----------    -----------    -----------     -----------

     Net income per share                              $0.05          $0.06          $0.11           $0.30
                                                 -----------    -----------    -----------     -----------
                                                 -----------    -----------    -----------     -----------
     Shares used in computation
          of net income per share                  3,890,664      5,360,062      3,344,279       4,413,862
                                                 -----------    -----------    -----------     -----------
                                                 -----------    -----------    -----------     -----------


                             See accompanying notes.
                                     Page 4

                               CUTTER & BUCK INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine months ended
                                                                      ---------------------------------
                                                                       January 31,         January 31,
                                                                          1996                1997
                                                                      ----------           -----------
OPERATING ACTIVITIES
Net Income                                                              $382,373            $1,331,034
Adjustments to reconcile net income to net
  cash used in operating activities:
       Depreciation and amortization                                     120,492               670,003
       Changes in assets and liabilities:
             Receivables, net                                           (669,999)           (1,049,049)
             Inventories                                              (2,260,953)           (7,891,648)
             Prepaid expenses and other current assets                  (480,667)             (215,201)
             Accounts payable and accrued liabilities                    (86,105)             (765,451)
             Income taxes payable                                              0              (400,000)
                                                                      ----------           -----------
Net cash provided by (used for) operating activities                  (2,994,859)           (8,320,312)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                    (570,271)           (1,460,737)
Increase in trademarks and patents                                      (213,802)              (55,481)
                                                                      ----------           -----------
Net cash used in investing activities                                   (784,073)           (1,516,218)

FINANCING ACTIVITIES
Payment of loan from bank                                                      0              (114,119)
Payments under capital lease obligations                                (121,563)              (87,702)
Net increase (decrease) in advances from factor                       (2,320,891)              120,467
Issuance of preferred stock, net of offering costs                     1,039,625                     0
Issuance of common stock, net of offering costs                        8,459,984            14,645,937
                                                                      ----------           -----------
Net cash provided by financing activities                              7,057,155            14,564,583

                                                                      ----------           -----------
Net increase in cash                                                   3,278,223             4,728,053
Cash, beginning of period                                                499,417             2,010,047
                                                                      ----------           -----------
Cash, end of period                                                   $3,777,640            $6,738,100
                                                                      ----------           -----------
                                                                      ----------           -----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                                $156,421              $146,515
                                                                      ----------           -----------
                                                                      ----------           -----------

Cash paid during the period for income taxes                                  $0            $1,000,400
                                                                      ----------           -----------
                                                                      ----------           -----------
Noncash financing and investing activities:
  Equipment acquired with capital leases                                      $0              $754,429
                                                                      ----------           -----------
                                                                      ----------           -----------

                           See accompanying notes.
                                   Page 5

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended January 31, 1997 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1996, included in the Company's filing on Form 10-KSB.

2.   NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants except when the effect of their inclusion would be antidilutive.

3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse basis. Accounts receivable consisted of the following:


                                                      April 30, 1996  January 31, 1997
                                                      --------------  ----------------
     Unmatured receivables:
          Nonrecourse                                    $5,779,659        $1,504,264
          With recourse                                      55,385            49,452
     Matured receivables                                    160,331            28,186
     Advances                                                                (120,467)
                                                      -------------       ------------
          Due from factor                                 5,995,375         1,461,435
     Non-factored receivables                             2,129,640         7,892,734

     Allowance for doubtful accounts and reserve
          for sales returns and allowances                 (472,402)         (772,974)
                                                      -------------       ------------
                                                         $7,652,613        $8,581,195
                                                      -------------       ------------
                                                      -------------       ------------

4.   LINE OF CREDIT

     On July 8, 1996, the Company entered into a loan agreement with Bank of America NW, N.A. d/b/a Seafirst Bank (Seafirst Bank) for a $7 million line of credit, replacing the Company's previous line of credit. The line of credit with Seafirst Bank has been used for international letters of credit, bankers' acceptances and working capital advances. Interest on borrowings has been charged and payable monthly at Seafirst Bank's prime rate. The line of credit has been collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and accounts receivable turnover, as well as a maximum debt-to-equity ratio. At January 31, 1997, letters of credit outstanding against this line of credit totaled $3,915,882 and there were no working capital advances.

     On February 20, 1997, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Enterprise Bank (Enterprise Bank) for a $20 million line of credit, replacing the Company's line of credit with Seafirst Bank. The line of credit with Enterprise Bank will be used for international letters of credit, working capital advances and other corporate purposes. Interest on borrowings is charged and payable monthly at Enterprise Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio. Enterprise Bank and Republic Factors Corp. have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest.

5.   EUROPEAN OPERATIONS

     The Company formed a United Kingdom subsidiary in February, 1996 for direct marketing, sales and distribution of the Company's sportswear and outerwear in the United Kingdom and formed a Netherlands subsidiary in May, 1996 for its operations throughout Europe. Both of these subsidiaries are 100% owned by the Company.

6.   SHAREHOLDERS' EQUITY

     The Company has three stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 525,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a five-year period with vesting at 20% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options under the plans expire after 10 years and have been granted at fair market value on the date of grant. At January 31, 1997, 425,758 options to purchase shares of common stock were outstanding under these plans, 212,725 of which were exercisable. At January 31, 1997, 93,397 shares under these plans remained available for future grant.

     On November 1, 1996 the Company sold 1,329,307 shares of its Common Stock to the public at $11 per share. Pursuant to the exercise of the Underwriters' over-allotment option, the Company sold an additional 125,000 shares of Common Stock at $11 per share on December 3, 1996. Proceeds to the Company, net of underwriting discounts and commissions and offering expenses totaling $1,437,758, amounted to $14,559,619. In addition to these shares sold to the public, the Company sold 8,608 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
     The Company designs, sources and markets updated, traditional men's sportswear and outerwear. It distributes its products predominantly through golf pro shops and resorts, upscale men's specialty stores and direct corporate sales accounts. The Company continues to emphasize the golf distribution channel because it believes this is an effective way to reach its target market of affluent, sports-minded 30- to 55-year-old men and build brand identity. The Company has found golf pro shops to be receptive to its distinctive product, merchandising approach and sales support.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1997 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1996
      NET SALES  increased 62.2% in the three months ended
January 31, 1997 to $8,451,586 from $5,210,331 in the three months ended January 31, 1996. For the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, net sales in the United States to the golf distribution channel increased $2,200,792 to $4,341,150, and the corporate channel increased $1,079,003 to $1,921,163. In addition to these channels, for the three months ended January 31, 1997, specialty store and international distributor sales decreased by $239,761 and net sales of the Company's direct distribution in the United Kingdom and Europe totaled $300,011.

     GROSS PROFIT increased in the three months ended January 31, 1997 to $3,488,738 from $1,833,389 in the three months ended January 31, 1996. Gross profit as a percentage of net sales was 41.3% for the third quarter of fiscal 1997 compared to 35.2% for the third quarter of fiscal 1996. Factors contributing to this higher gross profit include the pricing leverage resulting from increased volumes, a realigned sourcing structure, reduced expediting costs due to the earlier receipt of spring season merchandise and a reduction in the cost of embroidering golf club and corporate logos.

     OPERATING EXPENSES increased to $3,140,932 in the three months ended January 31, 1997 from $1,658,692 in the three months ended January 31, 1996, and increased as a percentage of net sales, to 37.2% in the third quarter of fiscal 1997 from 31.8% in the third quarter of fiscal 1996. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. The increase in operating expenses when expressed as a percent of sales reflects the fact that the Company's cost structure now includes a higher component of fixed costs such as warehousing and the salary portion of sales compensation to support higher planned volume sales quarters. Selling and handling expenses increased by $1,029,189, making up 69.4% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs, travel and samples related to a higher sales volume and a larger sales force. The Company has also increased its advertising expenditures and incurred additional handling expenses associated with establishing its own warehouse facility in Seattle and supporting higher sales volume.

     OTHER INCOME. License and royalty income earned under licensing contracts totaled $92,562 for the three months ended January 31, 1997 and $101,661 for the three months ended January 31, 1996. The decline in license and royalty income was primarily due to the Company's re-purchase of its outerwear license effective May 1, 1996 which now allows the Company to directly design and market Cutter & Buck outerwear. Interest income, net of factor commissions, was $39,624 in the quarter ended January 31, 1997 compared to a net expense of $12,160 in the quarter ended January 31, 1996. Factor commission expense decreased by $13,618 due to a lower rate of factored sales and interest income increased by $38,166. For the three months ended January 31, 1997 and January 31, 1996, the Company earned interest income on short term investments made possible by the sales of its Common Stock described below.

     INCOME TAXES. The Company recorded $155,600 of income tax expense in the three months ended January 31, 1997 and $60,000 in the three months ended January 31, 1996. As of January 31, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

     As a result of the foregoing factors, the Company had NET INCOME of $324,392 for the three months ended January 31, 1997 compared to $204,198 for the three months ended January 31, 1996.

     NINE MONTHS ENDED JANUARY 31, 1997 COMPARED WITH NINE MONTHS ENDED JANUARY 31, 1996
     NET SALES increased 110.6% in the nine months ended January 31, 1997 to $28,741,404 from $13,646,258 in the nine months ended January 31, 1996. For the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, net sales in the United States to the golf distribution channel increased $9,060,588 to $15,136,428, the corporate channel increased $3,922,992 to $5,901,758 and the specialty store channel increased $784,677 to $4,318,560. Increases in these three channels accounted for approximately 91.2% of the overall increase in net sales. In addition to these channels, for the nine months ended January 31, 1997, international distributor sales also increased. Net sales of the Company's direct distribution in the United Kingdom and Europe totaled $1,128,373.

     GROSS PROFIT increased in the nine months ended January 31, 1997 to $11,264,649 from $4,995,242 in the nine months ended January 31, 1996. Gross profit as a percentage of net sales was 39.2% for the first nine months of fiscal 1997 compared to 36.6% for the first nine months of fiscal 1996. The improvement in gross profit due to volume, product sourcing and a reduction in on-going embroidery costs was partially offset by additional costs incurred in the first quarter of fiscal 1997 to expedite delivery of goods from Chinese manufacturers due to threatened trade sanctions, costs to assure timely deliveries during the Company's transition to its own warehouse facility, and start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

     OPERATING EXPENSES increased to $9,401,954 in the nine months ended January 31, 1997 from $4,649,426 in the nine months ended January 31, 1996, but decreased as a percentage of net sales, to 32.7% in the first nine months of fiscal 1997 from 34.1% in the first nine months of fiscal 1996. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. Selling and handling costs increased by $3,314,388, making up 69.7% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs, travel and samples related to a higher sales volume and a
larger sales force.   The Company has also increased its advertising
expenditures. The Company has also increased the number of its sales representatives who are employees versus independent contractors. In addition, the Company incurred additional handling expenses which increased by $602,719 to $856,964 and are associated with the Company establishing its own warehouse facility in Seattle and the costs of supporting higher sales volume and inventory levels.

     OTHER INCOME. License and royalty income earned under licensing contracts totaled $249,921 for the nine months ended January 31, 1997 and $299,885 for the nine months ended January 31, 1996. The decline in license and royalty income is primarily due to the Company's re-purchase of its outerwear license effective May 1, 1996 which now allows the Company to directly design and market Cutter & Buck outerwear. Factor commissions and interest expense was $190,982 in the nine months ended January 31, 1997 compared to $153,328 in the nine months ended January 31, 1996. Factor commission expense increased by $3,003 due to a lower rate of factored sales on higher overall sales volume and net interest expense increased by $34,651. For the nine months ended January 31, 1997, the Company incurred interest expense on its bank borrowing which was partially offset by interest income on short term investments made after the sale of its Common Stock in November and December 1996. For the nine months ended January 31, 1996, the Company had the benefit of interest income on short term investments made possible by the sale of its Common Stock in August 1995.

     INCOME TAXES. The Company recorded $590,600 of income tax expense in the nine months ended January 31, 1997 and $110,000 in the nine months ended October 31, 1995.

     As a result of the foregoing factors, the Company had NET INCOME of $1,331,034 for the nine months ended January 31, 1997 compared to $382,373 for the nine months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory which includes the Company's CLASSIC products with multi-season appeal. Working capital for the nine months ended January 31, 1997 was funded primarily by the collection of accounts receivable, bank borrowing and the sale of its Common Stock.

     Net cash used for operating activities was $8,320,312 for the nine months ended January 31, 1997 compared to $2,994,859 for the nine months ended January 31, 1996. For the nine months ended January 31, 1997, cash was primarily used to support an increase in inventory of $7,891,648, a net increase in accounts receivable of $1,049,049 and a reduction in accounts payable and accrued liabilities of $945,451. The increase in inventory primarily relates to planned sales volume in the fourth quarter as well as accelerated inventory receipts to accommodate factory shut-downs for Chinese New Year. The reduction in accounts payable and accrued liabilities is due in part to increased reliance on offshore factories for inventory purchases which are paid using letters of credit payable at sight. For the nine months ended January 31, 1996, cash was used to support increases in inventory, accounts receivable and prepaid expenses.

     Net cash used in investing activities of $1,516,218 for the nine months ended January 31, 1997 was attributable primarily to investments in warehouse equipment and leasehold improvements totaling $311,677, in-store fixtures of $910,107 and other furniture and equipment totaling $238,953. For the nine months ended January 31, 1996, the Company purchased in-store fixtures totaling $281,097, reacquired the Company's outerwear license for $200,000, constructed a new trade show booth for $116,482 and purchased other furniture and equipment totaling $186,494.

     Net cash provided by financing activities for the nine months ended January 31, 1997 was $14,564,583 compared to $7,057,155 during the nine months ended January 31, 1996. The nine months ended January 31, 1997 included $14,559,619 generated by the sale of 1,454,307 shares of Common Stock in a public offering closing on November 1, 1996 and an over-allotment closing on December 3, 1996 net of offering expenses of $1,437,758. During the nine months ended January 31, 1997, the Company sold 8,608 shares under its employee stock purchase plan and pursuant to the exercise of stock options, generating $41,798, and received $44,520 in repayment of a note receivable from a shareholder. For the nine months ended January 31, 1996, cash provided by financing activities included $1,039,625 generated by the issuance of Series B Preferred Stock and $8,459,984 generated by the issuance of common stock which were used in part to eliminate advances from the factor totaling $2,320,891.

     As of January 31, 1997, the Company had a $7 million line of credit with Bank of America NW, N.A. d/b/a Seafirst Bank for international letters of credit, bankers' acceptances and working capital advances. At January 31, 1997, letters of credit outstanding against this line of credit totaled $3,915,882 and there were no working capital advances.

     On February 20, 1997, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Enterprise Bank (Enterprise Bank) for a $20 million line of credit, replacing the Company's line of credit with Seafirst Bank. The line of credit with Enterprise Bank will be used for international letters of credit, working capital advances and other corporate purposes. Interest on borrowings is charged and payable monthly at Enterprise Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio. Enterprise Bank and Republic Factors Corp. have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

      On March 13, 1997, the Company announced that it would not be extending its independent design Consulting Agreement with Joey Rodolfo which terminates on July 1, 1997. Mr. Rodolfo has recently raised some concerns related to the Company's revenue recognition policy. The Company asked its independent Audit Committee to investigate those concerns and, with the assistance of the Company's counsel and independent outside auditors, the Committee reviewed the concerns and determined that they were groundless. Mr. Rodolfo has requested further review.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

     Exhibit
     Number         Description
     ------         -----------
     3.2            Bylaws (as amended and restated on February 28, 1997)

     10.15          Loan Agreement dated February 20, 1997 between
                    Cutter & Buck Inc. as borrower, and Washington Mutual Bank d/b/a Enterprise Bank, as Lender, and supporting documents

     b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the third quarter ended January 31, 1997

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CUTTER & BUCK INC.
                                           ------------------------
                                               (Registrant)


Dated:    March 17, 1997                By   /s/ Martin J. Marks
       ------------------                  -------------------------
                                             Martin J. Marks
                                             Senior Vice-President,
                                             Chief Operating Officer,
                                             Treasurer and Secretary
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS


     Exhibit
     Number         Description                                       Page
     -------        -----------                                       ----

     3.2            Bylaws (as amended and restated on                15
                    February 28, 1997)

     10.15          Loan Agreement dated February 20, 1997            24
                    between Cutter & Buck Inc. as borrower, and Washington Mutual Bank d/b/a Enterprise Bank, as Lender, and supporting documents