Form 10-K
period 1997-04-30
CUTTER & BUCK INC
filed 1997-07-29
CIK 948069

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-K

    (Mark One)

    /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996.)

    For the fiscal year ended  April 30,1997 or
                              --------------

    / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

    For the transition period from           to
                                   ---------    ------

                             Commission File No. 0-26608

                                  CUTTER & BUCK INC.
                (Exact Name of Registrant as Specified in Its Charter)

         Washington                                 91-1474587
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2701 First Avenue, Suite 500
Seattle, WA                                                98121
(Address of Principal Executive Offices)                   (Zip Code)

                                    (206) 622-4191
                 (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act:  None

                                                    Name of Each
         Title of Each Class                Exchange on Which Registered
         -------------------                ----------------------------
           N/A                                N/A

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X       No
         -----        ----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in


                                       Page -1-
definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value as of July 24, 1997 of the voting stock held by non-affiliates of the registrant was approximately $70,559,282. As of such date, there were 5,206,555 shares outstanding of the Registrants Common Stock, no par value per share.

    Documents incorporated by reference:

(1) Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof; and

(2) Portions of the registrant's definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.


                                       Page -2-

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

    The Company designs, sources and markets its distinctive Cutter & Buck brand sportswear and outerwear predominantly through golf pro shops and resorts, better men's specialty stores and corporate sales accounts. The Company has developed a colorful, innovative collection of sportswear apparel targeted to the upscale men's market, projecting an updated American traditional design evocative of a sporting lifestyle. The products' high-quality fabrics and detailing reinforce the premium image of the brand while the fit provides versatility and a feeling of comfort. Product marketing connected with sports and leisure activities, particularly golf, helps the Company create a positive lifestyle image that contributes to the brand's strong appeal for its target consumers. The Company benefits from the trend toward greater acceptance of relaxed standards of dress in the workplace that results in sportswear representing a growing portion of consumer wardrobes. Since its formation on January 5, 1990, the Company has achieved consistent annual sales increases, realizing net sales of $46.6 million and net income of $3.6 million in fiscal 1997.


    The Company has selected golf pro shops as its primary channel of distribution, believing this to be an effective venue for reaching its target consumers. Most golf pro shops have welcomed quality apparel that is not broadly distributed elsewhere as an important offset to declining sales of golf equipment due to price competition from golf discounters. By providing training in merchandising Cutter & Buck products, the Company assists golf pro shops, which have generally not had experience in sophisticated apparel retailing. The Company sells Cutter & Buck products to approximately 2,400 of the estimated 14,000 U.S. golf pro shops. The golf distribution channel accounted for approximately 59% of the Company's net sales in fiscal 1997, and the Company expects continuing growth of sales to this channel. The Company also distributes its products primarily through the following distribution channels: better men's specialty stores, direct corporate sales accounts, and internationally through its two European subsidiaries, licensees and distributors.


    The Company currently markets its products each year as two seasonal collections, spring and fall, presenting each collection in three or four groups of distinct, coordinated products available for delivery to customers during sequential time periods.


                                       Page -3-

MARKET

    According to industry estimates, sales of men's apparel at retail was $46.0 billion in 1995. Within this market, the Company targets men who are sports-minded and want casual clothing that reflects an active lifestyle. The Company believes that these consumers also want comfortable, distinctively styled, high-quality apparel. The Company believes that, with an increase in the number of working women, men are purchasing more of their own clothing. Many of these men are busy professionals who prefer to spend their limited free time pursuing sports and recreational activities such as golf, rather than spending time shopping in traditional retail outlets, such as department stores and shopping malls. The Company believes these time-constrained consumers are inclined to purchase apparel relating to their sporting interests if available at a sport location such as a golf course.

    Sportswear represents a growing portion of consumers' wardrobes as a result of a trend toward greater acceptance of relaxed standards of dress in the workplace. This segment of the market has grown faster than the overall men's apparel market in the past three years. Knit sport shirts as a category is also showing above-average sales growth, which the Company believes is in part attributable to this trend.

PRODUCTS

    Cutter & Buck is a lifestyle brand of high-quality, sports-inspired men's apparel. The Company's products use strong, clear colors, natural fiber textiles, rich detailing, innovative fabrications and trims and specialized printing and embroidery to achieve this identity. The Company merchandises its products as color- and design-coordinated collections comprising knit and woven sport shirts, pants, shorts, sweaters, sweatshirts, outerwear and caps. The Company frequently uses golf, fly-fishing and other sporting themes to evoke the Cutter & Buck lifestyle.

    Cutter & Buck's distinctive products use fine-gauge combed cotton or virgin wool yarns, unique trims, special fabric finishes and washes, and extra needlework. They are manufactured in factories selected for their resources and their ability to ensure quality in the production process. The products are styled and sized to provide versatility and a feeling of comfort.

    The Company offers two collections a year, spring and fall, composed of FASHION and complementary CLASSIC products. FASHION products incorporate the latest innovations in color, fabric and styling and tend to remain in the line for only one season. The Company develops proprietary fabrications, artwork for its complex prints and distinctive trim components in cooperation with experienced sources worldwide.

    CLASSIC products are predominantly solid-color garments with multi-season appeal. The Company relies on the styling, detailing, coloration and quality of its fabrics to distinguish its CLASSIC products from competitive products. The Company generally prices its CLASSIC products at levels lower than its FASHION products, which permits its customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for CLASSIC products allow the Company to achieve production efficiencies and lower costs. CLASSIC products are sold throughout the year to all


                                       Page -4-
of the Company's distribution channels. Continuity of demand allows the Company to maintain consistent stock levels of CLASSIC products.

    The Company presents each season's collections to its customers in three or four groups of distinct, coordinated merchandise. These groups are available for delivery to customers during sequential time periods, generally from May to October for fall collections and generally from November to April for spring collections. Customer-initiated product reorders can often extend the delivery period for a season by up to three months. The product mix changes seasonally, including more sweater styles in fall collections and more short-sleeve shirts in spring collections. The Company's ability to offer merchandise collections is a strategic advantage over many of its competitors since its customers generally prefer to purchase compatible assortments rather than assembling coordinated merchandise from various brands that do not share common colors and themes.

    A substantial percentage of the Company's products that are shipped to the golf distribution channel are embroidered with golf club names or logos. In May 1996, the Company established an in-house embroidery operation to reduce costs, shorten delivery time and enhance quality control of its embroidered products. The Company's increasing volume of sales to the corporate distribution channel also involves embroidery of the product with corporate logos, either performed or arranged by Cutter & Buck or by its corporate customers. The Company believes its customers' strong interest in affiliating their identities with Cutter & Buck brand products affirms the desirability and distinctiveness of its merchandise.

DOMESTIC DISTRIBUTION AND SALES

    The Company's products are distributed in the United States predominately through three channels: golf pro shops and resorts, better men's specialty stores and corporate sales accounts. Each of these channels uses CLASSIC and FASHION products from the Company's seasonal collections. The Company believes that these channels are synergistic, since they have compatible merchandising and pricing practices, sell the same product line and create heightened awareness of the Cutter & Buck brand among the Company's target consumers, who tend to shop in more than one of these channels. For example, many of the Company's corporate sales leads have come through corporate executives who have purchased the Company's products at golf pro shops and resorts.

    The Company sells to golf pro shops and resorts through a commissioned sales force. At the end of fiscal 1997, the Company's sales force for this channel was composed of 32 representatives (12 of whom are independent and 18 of whom are Company-employed) and two regional sales managers. These representatives present the Company's collections to the Company's customers with the aid of full sample lines and pictorial line sheets, which offer critical information needed by the customer. These presentations are made at the twice-yearly PGA Merchandise Show, at regional trade shows and at the customer's shop or resort. The Company's two regional sales managers collectively cover the entire United States and report to the Company's Vice President of Sales.

    At April 30, 1997, the Company employed eight additional sales representatives selling to better men's specialty stores. These representatives present the Company's FASHION and CLASSIC collections each season at national and regional trade shows and at the customers' stores. These


                                       Page -5-
specialty store representatives are managed by a retail sales manager, who reports to the Company's Vice President of Sales.

    The Company also sells its merchandise to major corporations using a sales force of independent, multi-line sales representatives. As of the end of fiscal 1997, in addition to these 19 independent sales representatives, the eight specialty store sales representatives also sold to the corporate channel. CLASSIC products and in-stock FASHION products are sold to corporate customers, since these customers typically demand immediate delivery. The products are used for corporate golf events, stores, catalogs and recognition programs. Nearly all these products include embroidery with the corporate logo, which is either performed by or arranged by the Company or by its corporate customers. Corporate customers purchase products for female as well as male employees. The Company manages its corporate sales through a corporate sales manager, who reports to the Company's Vice President of Sales.

    Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. They are also responsible for implementing the Company's merchandise fixturing program with all suitable golf pro shops, resorts and specialty stores. In fiscal 1997, sales representatives employed by the Company received a base salary, sales commissions and benefits. Because the Company believes that its Company-employed sales representatives generate higher productivity than independent sales representatives, the Company intends to continue to increase the percentage of its sales representatives who are Company-employed.

    At the end of its fall and spring seasons, the Company typically has unsold FASHION inventory as a consequence of making inventory available to satisfy anticipated customer demand across a broad range of styles. The Company has historically been able to sell this inventory approximately at cost through sales to off-price retail accounts in subsequent seasons, but consolidation among these retailers has limited the Company's ability to sell through this channel. In response, the Company has used its expanded market penetration in the golf and corporate distribution channels to sell its prior season FASHION merchandise through these channels on more favorable sales terms than can be realized in the off-price retail channel.

MARKETING

    The Company's marketing goal is to build a strong brand name and image with both its customers and the end consumer, specifically targeting the upscale male consumer. The Company expects to build strength in its brand name through the use of sporting theme associations favored by its target market, lifestyle merchandising and in-store marketing techniques, endorsements and advertising.

    The Company portrays its brand image of an American sporting lifestyle by creating seasonal merchandise collections that are theme- and color-related. Themes commonly used by the Company are golf, fly-fishing and other activities which reinforce this image. The Company


                                       Page -6-
believes that, by featuring these sports, its products will appeal not only to participants, but also to those who identify with this lifestyle.

    These lifestyle merchandise presentations are sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of the product offerings. The Company's distinctive in-store fixturing program showcases these collections and enhances its brand image at the point of sale. The fixtures, which are identified with the Cutter & Buck trademark logo, are designed to display assorted elements of the Company's collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. The Company also offers display mannequins and logo signage in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image.

    The Company's sales representatives are available to assist customers in merchandising the Company's product lines. This is particularly important at golf pro shops, where the customers or shop owners have generally not had experience in sophisticated apparel merchandising and selling techniques. The Company's representatives also organize and participate in sales contests, special event mailings and fashion shows with their customers.

    The Company is committed to responding flexibly to the special needs of pro shops, tournament organizers and corporate customers who order the Company's products. The Company has developed an in-house embroidery operation and also works with independent embroiderers to service the needs of golf pro shops and resorts, which generally prefer that the products they order be pre-embroidered with the name or logo of the golf club or resort. This customized embroidery enhances the customer's image due to the quality and uniqueness of the Cutter & Buck product and simultaneously reinforces the prestige of the Cutter & Buck brand. Virtually all of the Company's products sold through the corporate sales channel are sold with a corporate logo, which similarly enhances both the Cutter & Buck brand and the corporation's image. The placement of the Cutter & Buck embroidered logo on the left sleeve, the cuff, or at the top center back of its knit shirts allows the Company to accommodate more easily the desire of pro shops, tournaments and corporations to have their name or logo placed on the shirt's left chest.

    Cutter & Buck supplies its apparel to a number of promising professional golfers on the PGA tour, the Nike tour and other tours. It is expected that these professional athletes will influence the golf apparel preferences of pro shop customers and consumers. The Cutter & Buck logo is positioned prominently on the Company's shirts and sweaters worn by these golfers, making it visible to those watching tournament play, either on site or on television. Beyond the cost of making its apparel available to professional golfers, the Company has not spent, and does not expect to spend, significant marketing funds on professional endorsement contracts due to the high cost and risks of associating the Cutter & Buck brand with the performance of only a few top-ranked golfers.

    The Company believes that it can accelerate brand recognition through increased expenditures of targeted magazine advertising and point of sale promotions to create consumer demand for its products. Consistent with its expansion strategy, the Company advertises in national and regional trade magazines and produces photographic renditions of its new product lines for national distribution to its existing customers to expand their awareness of the Company's product lines. The Company also produces catalogs of its CLASSIC and outerwear products to be shipped to its


                                       Page -7-
customers for in-stock reordering purposes. In addition, the Company has an Internet home page on the World Wide Web at www.cutterbuck.com, where it provides product information and pictures of its products and responds to inquiries about the Company and its products.

INTERNATIONAL DISTRIBUTION AND LICENSING

    The Company has subsidiaries in the United Kingdom and the Netherlands for the purpose of marketing and selling its products in Europe. The Company believes that it can better manage its expansion plans in the European Union through direct control and distribution of its products rather than through the use of third-party distributors. The Company has recently strengthened the management of its international operations. First, the Company has recruited a new Vice President of International / Managing Director of Cutter & Buck B.V., who will direct the operation of its European subsidiaries and advise the Company on international marketing and product sourcing. Second, the Company has promoted its Director of Sales in the United Kingdom to Vice President of Sales and Marketing for its entire European business. Third, the Company has recruited a Vice President of Finance and Administration for its European operations.

    The Company works closely with its licensees on concept and color so that the licensed products complement the Company's apparel offerings as part of the overall lifestyle collection. In addition to the product licensees, the Company also has licensees that have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Japan, Hong Kong, China and Canada. Cutter & Buck license agreements generally provide for three-year terms and provide for royalties as a percentage of sales. Most agreements contain annual royalty minimums, and all agreements give
Cutter & Buck final control over product design and quality. These licensing arrangements enable the Company to increase the number and geographic distribution of products bearing the Cutter & Buck name.

    Historically, the Company has been able to enter into license agreements that broaden its product line and introduce its fashions internationally, without making a significant capital commitment. License and royalty income from such agreements was approximately $409,000 in fiscal 1997 and $457,000 in fiscal 1996. The reduction in royalty income reflects the Company's shift toward direct international sales and exclusive distribution relationships and away from licensing relationships. The Company currently has licensing agreements for hosiery and neckwear. The Company recently reacquired its license covering collections for the big and tall market.

    In addition, Cutter & Buck has agreements with international distributors in Australia, Lebanon, Singapore, and Malaysia. These distributors buy the Company's products at reduced cost for resale in their respective markets. The products offered for distribution in these territories are identical to the products offered in the United States, and these distributors often use the Company's marketing technique of offering the products in collections identified on pictorial line sheets. The Company's relationship with its distributors are managed by an international merchandise manager, who reports to the Company's Chief Executive Officer.


                                       Page -8-

PRODUCT DEVELOPMENT AND SOURCING

    The Company's concept of updated traditional sportswear and outerwear is an established category within the apparel field, relying upon historical American design sensibilities. Changes of color, fabric and body shapes in this category are not rapid, thereby allowing the Company's product development team to evolve, rather than reinvent, the product each season. This provides stability in the design environment and consistency in the Company's conceptual offerings to its customers. The Company's product development team is comprised of various executive officers and the Company's design staff. The team's purpose is to determine product strategy, color and fabric selection and assortment of styles, which is accomplished through a series of meetings which occur over a three to four month period. Because of the length of its production and sales cycles, the Company generally strives to complete the design process and place orders for product samples at least 10 to 15 months prior to delivering product to its customers. Effective management and timely fulfillment of the Company's anticipated product development and production schedule is important to each season's success. Deviations from the schedule can result in delays in product delivery and in the manufacture of products that do not meet the Company's normal quality standards and may lead to increased levels of closeout and liquidation sales, resulting in an adverse effect on the Company's profitability. These deviations have occurred from time to time in the past, and there can be no assurance that they will not occur in the future.

    The design staff is responsible for generating an innovative group of products for the Company's two seasonal collections. During the design process the Company's manufacturing sources develop new seasonal textiles in association with the design team. This enables the Company to source a wide variety of textile and printed artwork designs, many of which the Company acquires for its exclusive use. The Company's working relationships with its key suppliers have enhanced its ability to develop distinctive and innovative apparel.

    The Company makes a final determination concerning pricing and the composition of the seasonal lines upon receipt of samples, approximately four months after placement of sample orders. The Company's sales representatives use the samples to market the new season's products to Company customers. The Company then places production orders, which usually require four months to fill, taking into account market feedback to adjust order quantities for deliveries later in the season. To enhance consistency, quality and on-time delivery of its products, the Company works with a select group of high-quality, reliable domestic and foreign manufacturers who are knowledgeable and experienced in the intricate design and manufacturing processes required to produce the Company's products. Using these independent manufacturers allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. Currently, the Company's production is sourced through an agent in Thailand, two agents in Hong Kong coordinating Chinese suppliers, an agent managing other Asian sources of supply and direct factory relationships in Asia and California.

    In May 1996, the Company established an in-house embroidery operation in order to reduce costs, shorten delivery time and to enhance quality control of its embroidered products, which has significantly reduced the Company's reliance on independent embroiderers to customize its products. The Company currently contracts with approximately ten independent domestic embroiderers during


                                       Page -9-
peak embroidery production and shipping periods. The Company's in-house embroidery manufacturing operation handled approximately 50% of the embroidered logo requirements of its golf pro shop and corporate customers in fiscal 1997. The Company reduced its embroidery production costs in fiscal 1997 as a result of establishing its in-house embroidery activities.

    The Company does not have formal long-term contracts with any of its suppliers or agents. Although to date the Company has experienced only limited difficulty in satisfying its production requirements using this outsourcing strategy, the loss of any of the Company's suppliers or agents could have a significant adverse effect on the Company's immediate operating results. Approximately 45% of the Company's knit shirt production is currently managed by its agent in Thailand. The Company has on occasion experienced significant production delays attributable to its suppliers, and there can be no assurance that such delays will not occur in the future.

    The Company's production department oversees its sourcing arrangements.
The production department is responsible for maintaining quality production standards, on-time delivery of the Company's products and negotiating costs consistent with the Company's desired profit margins on each style. Department personnel inspect and critique prototypes of each item prior to the commencement of actual production in order to maintain the Company's high-quality standards. Where feasible, the production department obtains a commitment from the sourcing manufacturer to dedicate a production line to manufacture the Company's products from season to season. Production department personnel travel to factories to conduct inspections of the manufacturer prior to shipment of finished product. They also monitor tariff and quota-related developments, where appropriate.

INFORMATION SYSTEM, INVENTORY MANAGEMENT AND WAREHOUSING

    In addition to a computer-aided design system used by the product development team, the Company has a fully integrated, real-time management information system that is specifically designed for the apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by the Company's production personnel, sales are tracked by the Vice President of Merchandise and Design in order to compare purchases against availability, thereby allowing the Company to react quickly to changes and trends. Available quantities of every style offered are sent to all salespeople weekly. Customer service personnel receive this information daily and have access to real-time inventory availability.

    This comprehensive information system serves users in every operating area of the Company, and is also accessed by personal computers to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. The Company's information system also provides detailed product gross margin information that assists the Company in managing product profitability. The system runs on a UNIX platform with IBM's RISC 6000 hardware, which allows for the fast processing of critical information, and has the capability of serving a much greater number of users as the Company grows. To fully utilize the system, the Company employs an MIS manager, who has prior experience with this management information system at a larger apparel company.


                                      Page -10-

ORDER BOOKING CYCLE AND BACKLOG

    The Company receives its orders for a season over a ten-month period beginning when samples are first shown to customers and continuing into the season. The Company must schedule production in advance of order placement. The Company maintains CLASSIC products in stock to enable it to quickly fill orders for these products.

    The Company begins to take orders for its fall collections in January, generally for delivery between May and October, and for its spring collections in July, generally for delivery between November and April. The Company's domestic backlog, which consists of open, unfilled customer orders from the golf and specialty store distribution channels, was $12.5 million as of April 30, 1997. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues, and other customer-related issues, the Company typically does not expect to ship all of its backlog.

COMPETITION

    The men's sportswear segment of the apparel industry is highly competitive. The Company encounters substantial competition in its primary distribution channel, golf pro shops, from Ashworth, Izod Club, Polo/Ralph Lauren and Tommy Hilfiger. The golf distribution channel is highly fragmented, with no single brand representing more than 10% of the market. Most of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for developing and marketing their products. Some of the Company's competitors primarily target either a younger or older consumer than the Company. To maintain its growth rate, the Company will need to increase its market share at the expense of existing competitors and other established apparel manufacturers choosing to enter the market. There can be no assurance, however, that the Company will be successful in increasing its market share.

    Management believes that the Company's ability to compete effectively is not based primarily on price, but on product differentiation, product quality and production flexibility. The Company's products are also differentiated from a number of others in the industry by their updated traditional American appearance and imaginative use of color and trims. In addition, the Company believes that its products are of a higher quality than those of many of its competitors.

TRADEMARKS

    "CUTTER & BUCK" and the Cutter & Buck pennant logo are trademarks of the Company and are registered for use on apparel and other products in over 30 countries. The Company also has applied for registration in a number of other countries. The Company's name and logo are regarded as valuable assets and critical to marketing its products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe on the trademarks and trade dress of the brand. While the Company to date has not been aware of a high level of imitation of the Cutter & Buck brand, there can be no assurance that its business will not suffer from such imitation in the future.


                                      Page -11-

EMPLOYEES

    As of April 30, 1997, the Company had 149 full-time employees and five part-time employees, of which 23 were primarily engaged in administration, 31 in sales, 82 in warehousing and embroidery, seven in production, five in design and six in the operation of the Company's retail store. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

    The Company leases its principal executive offices, which are located in Seattle, Washington, under a lease that covers 14,986 square feet and expires in October 2001. The Company also leases for its warehousing and embroidery operation approximately 58,920 square feet of space in Seattle, Washington, under a lease that expires in April 2001. The Company's lease of its outlet store space in Lake Oswego, Oregon, a suburb of Portland, covers 2,925 square feet and expires in September 1999. The Company leases additional office space and uses contract warehouse facilities for its European distribution. The Company also leases a small apartment in New York, New York that functions as a sales showroom.

ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                       PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference to the information contained in the "Shareholders' Information" section of the Company's 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Selected Financial Data" section of the Company's 1997 Annual Report to Shareholders.


                                      Page -12-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Financial Statements" section of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to the information contained in the "Executive Officers of the Company" and "Election of Directors" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Certain Relationships and Related Transactions" section of the Company's Proxy


                                      Page -13-

Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The Company's Annual Report to Shareholders for the year ended April 30, 1997 and the 1997 definitive proxy materials, which will be filed supplementally to this report, are not being filed as part of this report.

A.  Financial Statements, Financial Statement Schedules:

1. Financial Statements (the financial statements listed below are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders):

    Independent Auditors' Report
    Balance Sheets as of April 30, 1997 and 1996
    Statements of Income for the years ended April 30, 1997, 1996 and 1995
    Statements of Stockholders' Equity for the years ended April 30, 1997, 1996 and 1995
    Statements of Cash Flows for the years ended April 30, 1997, 1995 and 1995 Notes to Financial Statements

2.  Financial Statement Schedules - see index on page 17 of this Report.

    The independent auditor's report with respect to the financial statement schedules appears in Exhibit 23.1 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

3.  Exhibits:

    Exhibits required by Item 601 of Regulation S-K:

NO.      EXHIBIT
---      -------

3.1      Restated Articles of Incorporation (3.1) (1)
3.2      Bylaws, filed herewith
4.1      Specimen Common Stock Certificate (4.1)(1)
10.3     Lease dated May 22, 1994 between First and Cedar Associates and
         Jones/Rodolfo


                                      Page -14-

         Corporation d/b/a Cutter & Buck (10.3) (1)
10.4 Indenture of Lease dated August 10, 1993 between Lakeplace Associates and Jones/Rodolfo Corporation (10.4) (1)
10.5 Factoring Agreement dated March 1, 1995 between Republic Factors Corp. and Jones/Rodolfo Corporation (10.5) (1)
10.6 Form of Registration Rights Agreement between Cutter & Buck Inc. and Roanoke Investors' Limited Partnership, Needham Capital SBIC, L.P. and Needham Emerging Growth Partners, L.P. (10.6) (1)
10.9     1991 Stock Option Plan (10.9) (1)
10.10    1995 Nonemployee Director Stock Incentive Plan (10.10) (1)
10.11    1995 Employee Stock Option Plan (10.11) (1)
10.12 1995 Employee Stock Purchase Plan incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80783)
10.13    Form of Representatives' Warrant (10.13) (1)
10.14 Loan Agreement dated February 20, 1997 between Cutter & Buck, Inc. and Washington Mutual Bank d/b/a Enterprise Bank, and supporting documents (incorporated by reference to Exhibit 10.15 of the registrant's Form 10-Q for the quarter ended January 31, 1997)
11.1     Statement of Computation of Net Income Per Share, filed herewith
13.1     Annual Report to Shareholders, filed herewith
23.1     Consent of Ernst & Young LLP, Independent Auditors, filed herewith

(1) Incorporated by reference to the exhibit: shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94540-LA)

B.  Report on Form 8-K:

    On April 8, 1997, the Company filed a Current Report on Form 8-K reporting the execution of the Transition Agreement dated March 25, 1997 (effective April 4, 1997) between the Company and Joey Rodolfo pursuant to Item 5--Other Events--of Form 8-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 1997                     CUTTER & BUCK INC.
                                  (Registrant)



                                  By /s/ HARVEY N. JONES
                                    -----------------------------
                                    Harvey N. Jones, Chairman and
                                    Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      Page -15-


Signature                    Title                                             Date

/S/ HARVEY N. JONES          Chairman and Chief Executive Officer              July 29, 1996
----------------------       and Director
Harvey N. Jones              (Principal Executive Officer)

/S/ MARTIN J. MARKS          President, Chief Operating Officer,               July 29, 1996
----------------------       Treasurer, Secretary and Director (Principal
Martin J. Marks              Financial and Accounting Officer)

/S/ MICHAEL S. BROWNFIELD    Director                                          July 29, 1996
----------------------
Michael S. Brownfield

/S/ FRANCES M. CONLEY        Director-                                         July 29, 1996
----------------------
Frances M. Conley

/S/ LARRY C. MOUNGER-        Director                                          July 29, 1996
----------------------
Larry C. Mounger

/S/ JAMES B. SLAYDEN         Director                                          July 29, 1996
----------------------
James B. Slayden

/S/ JAMES C. TOWNE           Director                                          July 29, 1996
----------------------
James C. Towne



                                                                 Page -16-


                   INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                Page
--------                                                ----

Schedule II    Valuation and Qualifying Accounts         18




                                 - Page 17 -


                                                            SCHEDULE II

                                                VALUATION AND QUALIFYING ACCOUNTS

                                                        CUTTER & BUCK INC.


COL. A                                            COL. B                   COL. C                         COL. D       COL. E
                                                             ---------------------------------
                                                                          ADDITIONS
                                                             ---------------------------------
                                               BALANCE AT       CHARGED TO          CHARGED TO                        BALANCE
                                               BEGINNING       REVENUE COSTS      OTHER ACCOUNTS       DEDUCTIONS    AT END OF
Description                                    OF PERIOD        OR EXPENSES        --DESCRIBE          --DESCRIBE      PERIOD
------------------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1997
 Reserves and allowances deducted from
  asset accounts:
   Allowance for doubtful accounts
    reserve for sales returns and
     allowances.............................   $472,402          $325,331              --             $ 43,033(A)    $754,700
   Reserve for inventory obsolescence.......   $201,521             --                 --             $103,736(B)    $ 97,785


Year Ended April 30, 1996
 Reserves and allowances deducted from
  asset accounts:
   Allowance for doubtful accounts
    reserve for sales returns and
     allowances.............................   $292,005          $223,432              --             $43,035(A)     $472,402
   Reserve for inventory obsolescence.......   $129,316          $ 72,205              --             $   --         $201,521


Year ended April 30, 1995
 Reserves and allowances deducted from
  asset accounts:
   Allowance for doubtful accounts
    reserve for sales returns and
     allowances.............................   $203,676          $100,261              --             $ 11,932(A)    $292,005
   Reserve for inventory obsolescence.......   $107,448          $ 21,868              --                  --        $129,316



(A) Deductions consist of write-offs of uncollectable accounts, net of recoveries.

(B) Deductions consist of inventory sold or disposed.


                                      - Page 18 -