Form 10-Q
period 1997-07-31
CUTTER & BUCK INC
filed 1997-09-15
CIK 948069

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------  --------------------



                          Commission File No. 0-26608


                              CUTTER & BUCK INC.
            (Exact Name of Registrant as Specified in Its Charter)



               Washington                                91-1474587
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


                         2701 First Avenue, Suite 500
                              Seattle, WA  98121
         (Address of Principal Executive Offices, Including Zip Code)

                                (206) 622-4191
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X           No
                                 -------          -------

   The number of shares of Common Stock of the registrant outstanding as of
                       September 10, 1997 was 5,206,555.

                              CUTTER & BUCK INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended July 31, 1997


                                     Index
                                     -----

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----

     Item 1.  Financial Statements (unaudited):

              Condensed Balance Sheets                                     3

              Condensed Statements of Operations                           4

              Condensed Statements of Cash Flows                           5

              Notes to Condensed Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of Financial            8
              Condition and Results of Operations

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           10

     Item 2.  Changes in Securities                                       10

     Item 3.  Defaults Upon Senior Securities                             10

     Item 4.  Submission of Matters to a Vote of Security Holders         10

     Item 5.  Other Information                                           10

     Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                11

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements


                              CUTTER & BUCK INC.
                                BALANCE SHEETS

                                    ASSETS

                                                                                  April 30,       July 31,
                                                                                    1997            1997
                                                                                 -----------      -----------
                                                                                                (unaudited)
Current Assets:
        Cash                                                                     $ 7,441,717     $  7,046,232
        Accounts receivable, net of allowances for doubtful
                accounts, and returns and allowances of $754,700
                and $1,129,860 respectively                                       14,419,108       11,415,995
        Inventories                                                               12,489,410       13,705,033
        Deferred income taxes                                                        284,000          284,000
        Prepaid expenses and other current assets                                  1,426,983        1,336,045
                                                                                 -----------      -----------
                Total current assets                                              36,061,218       33,787,305

Furniture and equipment                                                            2,646,018        2,828,994
Other assets                                                                         252,923          268,750
                                                                                 -----------      -----------
                Total assets                                                     $38,960,159      $36,885,049
                                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current liabilities:
        Accounts payable                                                         $ 4,481,380      $ 2,237,632
        Accrued liabilities                                                          740,746          659,754
        Income taxes payable                                                         887,632          560,632
        Current portion of capital lease obligations                                 140,545          148,637
                                                                                 -----------      -----------
                Total current liabilities                                          6,250,303        3,606,655

Capital lease obligations                                                            522,547          526,141

Shareholders' equity:
        Common stock, no par value: 25,000,000 shares
                authorized; 5,156,397 issued and outstanding
                at April 30, 1997 and 5,206,555 at July 31, 1997                  29,750,791       29,887,435
        Retained earnings                                                          2,507,935        2,983,205
        Currency translation adjustment                                              (71,417)        (118,387)
                                                                                 -----------      -----------
                Total shareholders' equity                                        32,187,309       32,752,253
                                                                                 -----------      -----------
                Total liabilities and shareholders' equity                       $38,960,159      $36,885,049
                                                                                 ===========      ===========

                           See accompanying notes.

                              CUTTER & BUCK INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                            Three months ended
                                                                     ---------------------------------
                                                                      July 31,               July 31,
                                                                       1996                   1997
                                                                     ----------            -----------
Net sales                                                            $7,999,639            $12,378,031
Cost of sales                                                         5,020,064              7,417,669
                                                                     ----------            -----------
Gross profit                                                          2,979,575              4,960,362
Operating expenses:
        Design and production                                           336,247                418,473
        Selling and handling                                          1,711,920              2,684,957
        General and administrative                                      713,321              1,139,171
                                                                     ----------            -----------
                Total operating expenses                              2,761,488              4,242,601
                                                                     ----------            -----------

Operating income                                                        218,087                717,761

Other income (expense):
        Factor commissions and
                interest expense net
                of interest income                                     (111,545)               (50,635)
        License and royalty income                                       96,221                 53,144
                                                                     ----------            -----------
                Total other income (expense)                            (15,324)                 2,509
                                                                     ----------            -----------
Income before income taxes                                              202,763                720,270
Income taxes                                                            (61,000)              (245,000)
                                                                     ----------            -----------
Net income                                                           $  141,763            $   475,270
                                                                     ==========            ===========
        Net income per share                                         $     0.04            $      0.09
                                                                     ==========            ===========
        Shares used in computation
                of net income per share                               3,941,213              5,461,373
                                                                     ==========            ===========


                            See accompanying notes.

                              CUTTER & BUCK INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                   Three months ended
                                                                                             ------------------------------
                                                                                              July 31,            July 31,
                                                                                                1996                1997
                                                                                             ----------          ----------
OPERATING ACTIVITIES
Net Income                                                                                    $ 141,763          $  475,270
Adjustments to reconcile net income to net
        cash used in operating activities:
                Depreciation and amortization
                Changes in assets and liabilities:                                              179,669             388,879
                        Receivables, net                                                       (438,727)          3,105,649
                        Inventories                                                          (2,755,185)         (1,215,623)
                        Prepaid expenses and other current assets                              (163,759)            (21,676)
                        Accounts payable and accrued liabilities                                (19,464)         (2,324,740)
                        Income taxes payable                                                     62,600            (327,000)
                                                                                             ----------          ----------
Net cash provided by (used for) operating  activities                                        (2,993,103)             80,759

INVESTING ACTIVITIES
Purchases of furniture and equipment                                                           (651,735)           (365,481)
Increase in trademarks and patents                                                               (3,945)            (60,611)
                                                                                             ----------          ----------
Net cash used in investing activities                                                          (655,680)           (426,092)

FINANCING ACTIVITIES
Proceeds from loan from bank                                                                  1,956,422                   0
Payments under capital lease obligations                                                        (22,405)            (37,290)
Net decrease in advances from factor                                                                  0            (102,536)
Issuance of common stock, net of offering costs                                                  10,730             136,644
                                                                                             ----------          ----------
Net cash provided by (used for) financing activities                                          1,944,747              (3,182)

Effects of foreign exchange rate changes on cash                                                      0             (46,970)
                                                                                             ----------          ----------
Net decrease in cash                                                                         (1,704,036)           (395,485)
Cash, beginning of period                                                                     2,010,047           7,441,717
                                                                                             ----------          ----------
Cash, end of period                                                                          $  306,011          $7,046,232
                                                                                             ==========          ==========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                                                     $   53,165          $   27,749
                                                                                             ==========          ==========

Cash paid during the period for income taxes                                                 $  178,400          $  572,000
                                                                                             ==========          ==========
Noncash financing and investing activities:
        Equipment acquired with capital leases                                               $  436,912          $   48,976
                                                                                             ==========          ==========

                            See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 1997 may not be indicative of the results for the full fiscal year.
For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997, included in the Company's filing on Form 10-K.

2.   NET INCOME PER SHARE

     Net income per share has been computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants except when the effect of their inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company does not expect to report a material change in primary earnings per share disclosure.


3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse basis. Accounts receivable consisted of the following:

                                                                  April 30, 1997     July 31, 1997
                                                                -----------------  -----------------
          Unmatured receivables:
             Nonrecourse                                            $ 2,704,702     $ 1,821,807
             With recourse                                               13,765         499,081
          Matured receivables                                           213,019         152,506
          Advances                                                     (562,551)       (460,015)
                                                                    -----------     -----------
                     Due from factor                                  2,368,935       2,013,379
          Non-factored receivables                                   12,804,873      10,532,476
          Allowance for doubtful accounts and reserve
              for sales returns and allowances                         (754,700)     (1,129,860)
                                                                    -----------     -----------
                                                                    $14,419,108     $11,415,995
                                                                    ===========     ===========

4.   LINE OF CREDIT

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $20.0 million line of credit, replacing the Company's previous line of credit. The Western Bank line of credit is to be used for international letters of credit, working capital advances and other corporate purposes. Interest on borrowings is charged and payable monthly at Western Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio. Western Bank and Republic Business Credit Corp. ("Republic") have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At July 31, 1997, letters of credit outstanding against this line of credit totaled $6,844,198 and there were no working capital advances.

5.   SHAREHOLDERS' EQUITY

     The Company has three stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 525,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a five-year period with vesting at 20% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options under the plans expire after 10 years and have been granted at fair market value on the date of grant. At July 31, 1997, 443,864 options to purchase shares of common stock were outstanding under these plans, 263,935 of which were exercisable. At July 31, 1997, 27,757 shares under these plans remained available for future grant.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this filing that are not historical facts are forward looking
--------------------------------------------------------------------------------
information.  Actual results may differ materially from those projected in any
------------------------------------------------------------------------------
forward looking information.  Specifically, there are a number of important
---------------------------------------------------------------------------
factors that could cause actual results to differ materially from those
-----------------------------------------------------------------------
anticipated by any forward looking information.  Those factors include, but are
-------------------------------------------------------------------------------
not limited to, style changes and product acceptance, relations with suppliers
------------------------------------------------------------------------------
and independent sales representatives, the ability of the Company to control
----------------------------------------------------------------------------
costs and expenses, the ability to penetrate its chosen distribution channels,
-----------------------------------------------------------------------------
competition, foreign currency risks and the effect of interest rates, political
-------------------------------------------------------------------------------
and trade relations and general economic conditions.
----------------------------------------------------

OVERVIEW

     The Company designs, sources and markets updated, traditional men's sportswear and outerwear. It distributes its products predominantly through golf pro shops and resorts, better men's specialty stores and direct corporate sales accounts. The Company continues to emphasize the golf distribution channel because it believes this is an effective way to build brand identity and to reach its target market of men who are sports-minded and want casual clothing that reflects an active lifestyle. The Company has found golf pro shops to be receptive to its distinctive product, merchandising approach and sales support. The Company continues to leverage a growing brand awareness and its expanded product line by selling into the corporate channel, which is targeted at Fortune 1000 companies.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THREE MONTHS ENDED JULY 31,
     -------------------------------------------------------------------------
1996
----

     Net sales increased 54.7% in the three months ended July 31, 1997 to
     ---------
$12,378,031 from $7,999,639 in the three months ended July 31, 1996. For the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, net sales in the United States to the golf distribution channel increased $1,726,211 to $5,845,284, and net sales to the corporate channel increased $2,143,409 to $3,694,906. Other sales, including sales to the specialty store and international channels, increased $508,772 to $2,837,841 for the three months ended July 31, 1997 compared to the same three month period of the previous year.

     Gross profit increased in the three months ended July 31, 1997 to
     ------------
$4,960,362 from $2,979,575 in the three months ended July 31, 1996. Gross profit as a percentage of net sales was 40.1% for the first quarter of fiscal 1998 compared to 37.2% for the first quarter of fiscal 1997. The increase in gross profit margin in the first quarter of fiscal 1998 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes, reduced embroidery costs related to the Company's in-house embroidery operation, reduced expediting costs due to the orderly receipt of fall season merchandise, and realigned international sourcing that relies less on production in countries subject to shipping disruptions caused by possible trade sanctions. In the first quarter of fiscal 1997, the Company experienced additional expenses to assure timely deliveries during the Company's transition to its new distribution facility and start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

     Operating expenses increased to $4,242,601 in the three months ended July
     ------------------
31, 1997 from $2,761,488 in the three months ended July 31, 1996, but decreased as a percentage of net sales to 34.3% in the first quarter of fiscal 1998 from 34.5% in the first quarter of fiscal 1997. The increase in operating expenses was due primarily to increases in management, staffing and facilities costs to support the Company's expanded operations. The relative consistency in operating expenses when expressed as a percentage of net sales reflects the fact that the Company's cost structure now includes a higher level of fixed costs (such as increased warehousing costs) to support higher sales volumes. Selling and handling expenses increased by $973,037, making up 65.7% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to a higher sales volume and a larger sales force. The Company has also increased its advertising expenditures and incurred additional handling expenses associated with operating its own warehouse facility in Seattle and supporting higher sales volume.

     Other income.  License and royalty income earned under licensing contracts
     ------------
totaled $53,144 for the three months ended July 31, 1997 and $96,221 for the three months ended July 31, 1996. The decline in license and royalty income was primarily due to the Company's termination of its license for Big and Tall merchandise effective June 1997 which now allows the Company to design and market Cutter & Buck Big and Tall clothing directly. Net interest and factor commission expense, was $50,635 in the quarter ended July 31, 1997 compared to $111,545 in the quarter ended July 31, 1996. Factor commission expense decreased by $15,443 due to a lower rate of factored sales made possible by the Company's expanded in-house credit function and net interest expense decreased by $45,467 as the Company earned interest income for the three months ended July 31, 1997 on invested cash balances made possible by the receipt of proceeds from the Company's Common Stock offering in October 1996.

     Income taxes.  The Company recorded $245,000 of income tax expense in the
     ------------
three months ended July 31, 1997 and $61,000 in the three months ended July 31, 1996. As of April 30, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

     As a result of the foregoing factors, the Company had net income of $475,270 for the three months ended July 31, 1997 compared to $141,763 for the three months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory which includes the Company's Classic products with
                                                      -------
multi-season appeal. Working capital for the three months ended July 31, 1997 was funded primarily by profitable operating activities.

     Net cash provided by operating activities was $80,759 for the three months ended July 31, 1997 compared to net cash used for operating activities of $2,993,103 for the three months ended July 31, 1996. For the three months ended July 31, 1997, cash was primarily provided by a net decrease in accounts receivable of $3,105,649 which was offset by an increase in inventory of $1,215,623 and a reduction in accounts payable and accrued liabilities of $2,324,740. The increase in inventory primarily relates to planned sales volume in the second quarter and purchases of Classic products. The reduction in
                                       -------
accounts payable and accrued liabilities is due in part to increased reliance on offshore factories for inventory purchases which are paid using letters of credit payable at sight and therefore require faster settlement than typical open accounts payable terms. For the three months ended July 31, 1996, cash was used to support increases in inventory, accounts receivable and prepaid expenses.

     Net cash used in investing activities of $426,092 for the three months ended July 31, 1997 was primarily attributable to investments in warehouse equipment and leasehold improvements totaling $169,300, in-store fixtures of $169,175 and other furniture and equipment totaling $27,006. For the three months ended July 31, 1996, net cash used in investing activities was $655,680 and was primarily attributable to purchases of in-store fixtures totaling $350,828, investments in warehouse equipment and leasehold improvements totaling $203,652 and purchases of other furniture and equipment totaling $97,255.

     Net cash used for financing activities for the three months ended July 31, 1997 was $3,182 compared to net cash provided by financing activities of $1,944,747 during the three months ended July 31, 1996. During the three months ended July 31, 1997, the Company sold 47,534 shares under its employee stock purchase plan and pursuant to the exercise of stock options, generating $136,644 and decreased its borrowing from the factor by $102,536. For the three months ended July 31, 1996, cash provided by financing activities was primarily due to bank borrowing on the Company's line of credit totaling $1,956,422.

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $20 million line of credit, which is more fully described in footnote four to the Company's financial statements on page six hereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27 Financial Data Schedule


         b)   Reports on Form 8-K

              There were no reports on Form 8-K filed during the first quarter ended July 31, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CUTTER & BUCK INC.
                                           ------------------
                                              (Registrant)



Dated:  September 15, 1997              By   /s/ Martin J. Marks
                ------                    --------------------------------
                                              Martin J. Marks
                                              President,
                                              Treasurer and Secretary
                                              (Principal Financial and
                                               Accounting Officer)