Form 10-Q
period 1997-10-31
CUTTER & BUCK INC
filed 1997-12-15
CIK 948069

--------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1997
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

--------------------------------------------------------------------------------

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

                                Yes   X     No
                                   -------    --------

       The number of shares of Common Stock of the registrant outstanding as of
                           December 10, 1997 was 5,223,177.

                                  CUTTER & BUCK INC.

                            Quarterly Report on Form 10-Q
                        For the Quarter Ended October 31, 1997


                                        INDEX

PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
    Item 1.   Financial Statements (unaudited):

              Condensed Balance Sheets                                 3

              Condensed Statements of Operations                       4

              Condensed Statements of Cash Flows                       5

              Notes to Condensed Financial Statements                  6

    Item 2.   Management's Discussion and Analysis of Financial        8
              Condition and Results of Operations


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                       12

    Item 2.   Changes in Securities                                   12

    Item 3.   Defaults Upon Senior Securities                         12

    Item 4.   Submission of Matters to a Vote of Security Holders     12

    Item 5.   Other Information                                       13

    Item 6.   Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                            14

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements



                                                           CUTTER & BUCK INC.

                                                             BALANCE SHEETS

                                                                 ASSETS


                                                                                                       April 30,     October 31,
                                                                                                         1997           1997
                                                                                                      ----------     -----------
                                                                                                                     (unaudited)
Current Assets:
     Cash                                                                                              $7,441,717     $6,339,401
     Accounts receivable, net of allowances for doubtful
          accounts, and returns and allowances of $428,561
          and $891,097 respectively                                                                    14,419,108     12,947,516
     Inventories                                                                                       12,489,410     13,357,058
     Deferred income taxes                                                                                284,000        284,000
     Prepaid expenses and other current assets                                                          1,426,983      1,315,415
                                                                                                       ----------     ----------
               Total current assets                                                                    36,061,218     34,243,390

Furniture and equipment                                                                                 2,646,018      3,005,406
Other assets                                                                                              252,923        257,017
                                                                                                       ----------     ----------
               Total assets                                                                           $38,960,159    $37,505,813
                                                                                                       ----------     ----------
                                                                                                       ----------     ----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $4,481,380     $1,686,742
     Accrued liabilities                                                                                  740,746      1,007,447
     Income taxes payable                                                                                 887,632        148,660
     Current portion of capital lease obligations                                                         140,545        148,637
                                                                                                       ----------     ----------
               Total current liabilities                                                                6,250,303      2,991,486

Capital lease obligations                                                                                 522,547        486,120

Shareholders' equity:
     Common stock, no par value: 25,000,000 shares
          authorized; 5,156,397 issued and outstanding at
          April 30, 1997 and 5,223,177 at October 31, 1997                                             29,750,791     29,982,622
     Retained earnings                                                                                  2,507,935      4,143,041
     Currency translation adjustment                                                                      (71,417)       (97,456)
                                                                                                       ----------     ----------
               Total shareholders' equity                                                              32,187,309     34,028,207
                                                                                                       ----------     ----------
               Total liabilities and shareholders' equity                                             $38,960,159    $37,505,813
                                                                                                       ----------     ----------
                                                                                                       ----------     ----------



                               See accompanying notes.


                                                             CUTTER & BUCK INC.
                                                          STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                 Three months ended                  Six months ended
                                             -----------------------------    ----------------------------
                                            October 31,       October 31,      October 31,     October 31,
                                              1996               1997             1996             1997
                                            -------------    -------------    --------------   ------------
Net sales                                  $12,290,179      $17,349,588       $20,289,818      $29,727,619
Cost of sales                                7,493,843       10,204,620        12,513,907       17,622,289
                                            -------------    -------------    --------------   ------------
Gross profit                                 4,796,336        7,144,968         7,775,911       12,105,330
Operating expenses:
 Design and production                         365,088          604,317           701,335        1,022,790
 Selling and handling                        2,221,617        3,196,228         3,933,537        5,881,185
 General and administrative                    912,829        1,558,075         1,626,150        2,697,246
                                            -------------    -------------    --------------   ------------
    Total operating expenses                 3,499,534        5,358,620         6,261,022        9,601,221
                                            -------------    -------------    --------------   ------------

Operating income                             1,296,802        1,786,348         1,514,889        2,504,109

Other income (expense):
 Factor commissions and
    interest expense net
    of interest income                        (119,061)         (41,602)         (230,606)         (52,683)
 License, royalty income and other              61,138           15,090           157,359           28,680
                                            -------------    -------------    --------------   ------------
    Total other income (expense)               (57,923)         (26,512)          (73,247)         (24,003)
                                            -------------    -------------    --------------   ------------

Income before income taxes                   1,238,879        1,759,836         1,441,642        2,480,106
Income taxes                                  (374,000)        (600,000)         (435,000)        (845,000)
                                            -------------    -------------    --------------   ------------

Net income                                    $864,879       $1,159,836        $1,006,642       $1,635,106
                                            -------------    -------------    --------------   ------------
                                            -------------    -------------    --------------   ------------

 Net income per share                            $0.22            $0.21             $0.26            $0.30
                                            -------------    -------------    --------------   ------------
                                            -------------    -------------    --------------   ------------

 Shares used in computation
    of net income per share                  3,940,313        5,528,719         3,940,763        5,516,390
                                            -------------    -------------    --------------   ------------
                                            -------------    -------------    --------------   ------------



                               See accompanying notes.

                                  CUTTER & BUCK INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                 Six months ended
                                                           ---------------------------
                                                           October 31,      October 31,
                                                               1996            1997
                                                           -------------   -----------
OPERATING ACTIVITIES
Net Income                                                 $1,006,642     $1,635,106
Adjustments to reconcile net income to net
 cash used in operating activities:
    Depreciation and amortization                             407,270        694,420
    Changes in assets and liabilities:
      Receivables, net                                     (2,654,310)     1,785,683
      Inventories                                          (2,781,402)      (867,648)
      Prepaid expenses and other current assets              (146,989)        (1,046)
      Accounts payable and accrued liabilities              1,293,767     (2,527,937)
      Income taxes payable                                    (34,400)      (738,972)
                                                           -------------   -----------
Net cash provided by (used for) operating activities       (2,909,422)       (20,394)

INVESTING ACTIVITIES
Purchases of furniture and equipment                         (829,012)      (802,861)
Increase in trademarks and patents                            (25,655)       (93,451)
                                                           -------------   -----------
Net cash used in investing activities                        (854,667)      (896,312)

FINANCING ACTIVITIES
Proceeds from loan from bank                                2,365,953              0
Payments under capital lease obligations                      (55,742)       (77,311)
Net decrease in advances from factor                          112,829       (314,091)
Issuance of common stock, net of offering costs                10,730        231,831
                                                           -------------   -----------
Net cash provided by (used for) financing activities        2,433,770       (159,571)

Effects of foreign exchange rate changes on cash                    0        (26,039)

                                                           -------------   -----------
Net decrease in cash                                       (1,330,319)    (1,102,316)
Cash, beginning of period                                   2,010,047      7,441,717
                                                           -------------   -----------
Cash, end of period                                          $679,728     $6,339,401
                                                           -------------   -----------
                                                           -------------   -----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                      $95,585        $43,144
                                                           -------------   -----------
                                                           -------------   -----------

Cash paid during the period for income taxes                 $275,400     $1,584,500
                                                           -------------   -----------
                                                           -------------   -----------

Noncash financing and investing activities:
 Equipment acquired with capital leases                      $745,138        $48,976
                                                           -------------   -----------
                                                           -------------   -----------



                               See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company"), in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended October 31, 1997 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997, included in the Company's filing on Form 10-K.

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

3.  ACCOUNTS RECEIVABLE

    Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse basis. Accounts receivable consisted of the following:

                                              April 30, 1997   October 31, 1997
                                              --------------   ----------------
    Unmatured receivables:
       Nonrecourse                              $  2,704,702     $  2,461,789
       With recourse                                  13,765          330,472
    Matured receivables                              213,019          363,809
    Advances                                        (562,551)        (248,460)
                                                -------------   --------------
       Due from factor                             2,368,935        2,907,610
    Non-factored receivables                      12,478,734       10,931,003
    Allowance for doubtful accounts and reserve
        for sales returns and allowances            (428,561)        (891,097)
                                                ------------    --------------
                                                $ 14,419,108     $ 12,947,516
                                                ------------    --------------
                                                ------------    --------------

4.  LINE OF CREDIT

    The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $20.0 million line of credit, replacing the Company's previous line of credit. The Western Bank line of credit is to be used for international letters of credit, working capital advances and other corporate purposes. Interest on borrowings is charged and payable monthly at Western Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio. Western Bank and Republic Business Credit Corp., the Company's factor in the United States, have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At October 31, 1997, letters of credit outstanding against this line of credit totaled $5,881,520 and there were no working capital advances.

5.  SHAREHOLDERS' EQUITY

    The Company has four stock incentive plans that provide for the granting of options to employees, officers and directors and the granting of options and shares of restricted stock to employees, officers, consultants or advisors of the Company related to 875,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options or shares granted under the 1997 stock incentive plan are subject to terms established by the Compensation Committee of the Board of Directors. Options granted under these plans expire after 10 years and have been granted at fair market value on the date of grant. At October 31, 1997, 535,600 options to purchase shares of common stock were outstanding under these plans, 247,313 of which were exercisable. No shares of restricted stock have been granted. At October 31, 1997, 269,399 shares under these plans remained available for future grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD LOOKING INFORMATION. SPECIFICALLY, THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY ANY FORWARD LOOKING INFORMATION. THOSE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, FOREIGN CURRENCY RISKS AND THE EFFECT OF INTEREST RATES, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS.

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


RESULTS OF OPERATIONS

    THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THREE MONTHS ENDED
OCTOBER 31, 1996
    NET SALES increased 41.2% in the three months ended October 31, 1997 to $17,349,588 from $12,290,179 in the three months ended October 31, 1996. For the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, net sales in the United States to the golf distribution channel increased $579,311 to $7,254,651, net sales to the specialty store channel increased $1,647,270 to $3,337,552 and net sales to the corporate channel increased $2,172,393 to $4,609,058. Other sales, including sales to the liquidation and international channels, increased $660,435 to $2,148,327 for the three months ended October 31, 1997 compared to the same three month period of the previous year.

    GROSS PROFIT increased in the three months ended October 31, 1997 to $7,144,968 from $4,796,336 in the three months ended October 31, 1996. Gross profit as a percentage of net sales was 41.2% for the second quarter of fiscal 1998 compared to 39.0% for the second quarter of fiscal 1997. The increase in gross profit margin in the second quarter of fiscal 1998 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes, and due to reduced embroidery costs related to the Company's in-house embroidery operation and lower costs of expediting fall season merchandise due to more orderly shipments.

    OPERATING EXPENSES increased to $5,358,620 in the three months ended
October 31, 1997 from $3,499,534 in the three months ended October 31, 1996, and increased as a percentage of net sales to 30.9% in the second quarter of fiscal 1998 from 28.5% in the second quarter of fiscal 1997. The increase in operating expenses when expressed as a percentage of net sales reflects a higher level of fixed costs (such as increased warehousing costs) to support higher sales volumes. Selling and handling expenses increased by $974,611, making up 52.4% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to the higher sales volume and larger sales force. The Company also has increased its advertising expenditures and incurred additional handling expenses associated with operating its own warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $645,246, making up 34.7% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations.

    OTHER INCOME . Net interest and factor commission expense was $41,602 in the quarter ended October 31, 1997 compared to $119,061 in the quarter ended October 31, 1996. Factor commission expense increased to $80,505 in the second quarter of fiscal 1998 from $25,286 in the second quarter of fiscal 1997 due to higher sales volume. The Company had net interest income of $38,903 in the second quarter of fiscal 1998 compared to net interest expense of $93,775 in the second quarter of fiscal 1997. The increase in net interest income is due to interest earned for the three months ended October 31, 1997 on invested cash balances made possible by the receipt of proceeds from the Company's Common Stock offering in October 1996. License, royalty income and other decreased to $15,090 for the three months ended October 31, 1997 from $61,138 for the three months ended October 31, 1996. License and royalty income earned under licensing contracts totaled $53,775 for the three months ended October 31, 1997 and $61,138 for the three months ended October 31, 1996. The decline in license and royalty income was primarily due to the Company's termination of its license for Big and Tall merchandise effective June 1997 which now allows the Company to design and market Cutter & Buck Big and Tall clothing directly. The Company experienced a loss on foreign currency transactions of $38,685 in the quarter ended October 31, 1997 compared to none in the quarter ended October 31, 1996.

    INCOME TAXES. The Company recorded $600,000 of income tax expense in the three months ended October 31, 1997 and $374,000 in the three months ended October 31, 1996. As of April 30, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

    As a result of the foregoing factors, the Company had NET INCOME of $1,159,836 for the three months ended October 31, 1997 compared to $864,879 for the three months ended October 31, 1996.

    SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1996
    NET SALES increased 46.5% in the six months ended October 31, 1997 to $29,727,619 from $20,289,818 in the six months ended October 31, 1996. For the first half of fiscal 1998 compared to the first half of fiscal 1997, net sales in the United States to the golf distribution channel increased $2,305,522 to $13,099,935, net sales to the specialty store channel increased $1,364,500 to $4,470,936 and net sales to the corporate channel increased $4,315,802 to $8,303,964. Other sales, including sales to the liquidation and international channels, increased $1,451,977 to $3,852,784 for the six months ended October 31, 1997 compared to the same six month period of the previous year.

    GROSS PROFIT increased in the six months ended October 31, 1997 to $12,105,330 from $7,775,911 in the six months ended October 31, 1996. Gross profit as a percentage of net sales was 40.7% for the first half of fiscal 1998 compared to 38.3% for the first half of fiscal 1997. The increase in gross profit margin in the first half of fiscal 1998 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes, and due to reduced embroidery costs related to the Company's in-house embroidery operation and lower costs of expediting fall season merchandise due to more orderly shipments. In the first half of fiscal 1997, the Company incurred additional expenses to assure timely deliveries during the Company's transition to its new distribution facility as well as start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

    OPERATING EXPENSES increased to $9,601,221 in the six months ended October 31, 1997 from $6,261,022 in the six months ended October 31, 1996, and increased as a percentage of net sales to 32.3% in the first half of fiscal 1998 from 30.9% in the first half of fiscal 1997. The increase in operating expenses when expressed as a percentage of net sales reflects a higher level of fixed costs (such as increased warehousing costs) to support higher sales volumes. Selling and handling expenses increased by $1,947,648, making up 58.3% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to higher sales volumes and a larger sales force. The Company has also increased its advertising expenditures and incurred additional handling expenses associated with operating its own warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $1,071,096, making up 32.1% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations.

    OTHER INCOME . Net interest and factor commission expense, was $52,683 in the six months ended October 31, 1997 compared to $230,606 in the six months ended October 31, 1996. Factor commission expense increased to $107,220 in the first half of fiscal 1998 from $67,444 in the first half of fiscal 1997 due to higher sales volume. The Company had net interest income of $54,537 in the first half of fiscal 1998 compared to net interest expense of $163,162 in the first half of fiscal 1997. The increase in net interest income is due to interest earned for the six months ended October 31, 1997 on invested cash balances made possible by the receipt of proceeds from the Company's Common Stock offering in October 1996. License, royalty income and other decreased to $28,680 for the six months ended October 31, 1997 from $157,359 for the six months ended October 31, 1996. License and royalty income earned under licensing contracts totaled $106,919 for the six months ended October 31, 1997 and $157,359 for the six months ended October 31, 1996. The decline in license and royalty income was primarily due to the Company's termination of its license for Big and Tall merchandise effective June 1997 which now allows the Company to design and market Cutter & Buck Big and Tall clothing directly. The Company experienced a loss on foreign currency transactions of $78,239 in the six months ended October 31, 1997 compared to none in the six months ended October 31, 1996.

    INCOME TAXES. The Company recorded $845,000 of income tax expense in the six months ended October 31, 1997 and $435,000 in the six months ended October 31, 1996. As of April 30, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

    As a result of the foregoing factors, the Company had NET INCOME of $1,635,106 for the six months ended October 31, 1997 compared to $1,006,642 for the six months ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
    The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory. Working capital for the six months ended October 31, 1997 was funded primarily by profitable operating activities.

    Net cash used for operating activities was $20,394 for the six months ended October 31, 1997 compared to $2,909,422 for the six months ended October 31, 1996. For the six months ended October 31, 1997, cash was primarily provided by net income and by a net decrease in accounts receivable of $1,785,683 which were offset by an increase in inventory of $867,648, a reduction in accounts payable and accrued liabilities of $2,527,937 and a reduction in income taxes payable of $738,972. The increase in inventory primarily relates to planned sales volume in the third quarter and purchases of products with multi-season appeal. The reduction in accounts payable and accrued liabilities is due in part to increased reliance on offshore factories for inventory purchases which are paid using letters of credit payable at sight and therefore require faster settlement than typical open accounts payable terms. For the six months ended October 31, 1996, cash was used to support increases in inventory, accounts receivable and prepaid expenses, which were offset in part by increases in accounts payable and accrued liabilities.

    Net cash used in investing activities of $896,312 for the six months ended October 31, 1997 was primarily attributable to investments in warehouse equipment and leasehold improvements totaling $280,698, in-store fixtures of $206,395, other furniture and equipment totaling $315,768 and investments in trademarks of $93,451. For the six months ended October 31, 1996, net cash used in investing activities was $854,667 and was primarily attributable to purchases of in-store fixtures totaling $398,036, investments in warehouse equipment and leasehold improvements totaling $300,501 and purchases of other furniture and equipment totaling $130,475.

    Net cash used for financing activities for the six months ended October 31, 1997 was $159,571 compared to net cash provided by financing activities of $2,433,770 during the six months ended October 31, 1996. During the six months ended October 31, 1997, the Company sold 66,780 shares under its employee stock purchase plan and pursuant to the exercise of stock options, generating $231,831 and decreased its borrowing from the factor by $314,091. For the six months ended October 31, 1996, cash provided by financing activities of $2,433,770 was primarily due to bank borrowing on the Company's line of credit totaling $2,365,953.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on September 26, 1997. Out of the Company's 5,206,555 shares of Common Stock entitled to vote at the meeting, 4,989,359 were represented, either in person or by proxy.

         Proposal Number 1 -      Amendments to Restated Articles of
                                  Incorporation to Establish a
                                  Classified Board of Directors

                                                Votes
                                                ------
              For                              2,720,065
              Against                          1,262,067
              Abstain                             63,763
              Broker non-votes                   943,464

          Proposal Number 2 -     Election of Directors

              Nominee                               For            Against
              --------                             -----          --------
              Michael S. Brownfield            4,981,459               800
              Frances M. Conley                4,965,909            16,350
              Harvey N. Jones                  4,982,059             7,300
              Larry C. Mounger                 4,981,359               900
              Martin J. Marks                  4,981,559               700
              James C. Towne                   4,981,459               800

          Proposal Number 3 -     Cutter & Buck Inc. 1997 Stock Incentive Plan

                                                   Votes
                                                  ------
              For                              2,995,155
              Against                          1,009,798
              Abstain                             47,398
              Broker non-votes                   937,008

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

    Proposal Number 4 -      Ratification of Appointment of Auditors

                                       Votes
                                       -----
         For                       4,965,801
         Against                       4,068
         Abstain                      19,490


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              None


         b)   Reports on Form 8-K

              There were no reports on Form 8-K filed during the second quarter ended October 31, 1997

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CUTTER & BUCK INC.
                                            ---------------------
                                               (Registrant)



Dated:  December  15, 1997             By   /s/ Stephen S. Lowber
                                            ----------------------
                                             Stephen S. Lowber
                                             Vice-President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)