Form 10-Q
period 1998-01-31
CUTTER & BUCK INC
filed 1998-03-13
CIK 948069

             ----------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1998
                                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

             ----------------------------------------------------------

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

                          Yes         X      No
                             ----------------  ----------------


      The number of shares of Common Stock of the registrant outstanding as of
                           March 10, 1998 was 5,241,048.

                                 CUTTER & BUCK INC.

                           Quarterly Report on Form 10-Q
                       For the Quarter Ended January 31, 1998


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


PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

                               CUTTER & BUCK INC.
                                 BALANCE SHEETS

                                    ASSETS


                                                                            April 30,         January 31,
                                                                              1997               1998
                                                                          -----------        ------------
                                                                                              (unaudited)
Current Assets:
  Cash                                                                    $ 7,441,717         $ 7,229,012
  Accounts receivable, net of allowances for doubtful
     accounts and returns and allowances of $428,561 at
     April 30, 1997 and $1,064,241 at January 31, 1998                     14,419,108          11,313,372
  Inventories                                                              12,489,410          15,405,185
  Deferred income taxes                                                       284,000             284,000
  Prepaid expenses and other current assets                                 1,426,983           1,474,719
                                                                          -----------        ------------
     Total current assets                                                  36,061,218          35,706,288

Furniture and equipment                                                     2,646,018           3,759,924
Other assets                                                                  252,923             229,332
                                                                          -----------        ------------
       Total assets                                                       $38,960,159         $39,695,544
                                                                          -----------        ------------
                                                                          -----------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $ 4,481,380         $ 2,606,543
  Accrued liabilities                                                         740,746           1,112,415
  Income taxes payable                                                        887,632                   0
  Loan payable to bank                                                              0             420,825
  Current portion of capital lease obligations                                140,545             194,040
                                                                          -----------        ------------
       Total current liabilities                                            6,250,303           4,333,823

Capital lease obligations                                                     522,547             679,509

Shareholders' equity:
  Common stock, no par value: 25,000,000 shares
     authorized; 5,156,397 issued and outstanding at
     April 30, 1997 and 5,241,048 at January 31, 1998                      29,750,791          30,055,034
  Retained earnings                                                         2,507,935           4,815,929
  Currency translation adjustment                                             (71,417)           (188,751)
                                                                          -----------        ------------
       Total shareholders' equity                                          32,187,309          34,682,212
                                                                          -----------        ------------
       Total liabilities and shareholders' equity                         $38,960,159         $39,695,544
                                                                          -----------        ------------
                                                                          -----------        ------------


                               See accompanying notes.

                                CUTTER & BUCK INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three months ended                 Nine months ended
                                             -------------------------      ----------------------------------
                                             January 31,      January 31,      January 31,     January 31,
                                                1997             1998             1997            1998
                                             ----------      -----------      -----------      -----------
Net sales                                    $8,451,586      $14,150,826      $28,741,404      $43,878,445
Cost of sales                                 4,962,848        8,198,621       17,476,755       25,820,910
                                             ----------      -----------      -----------      -----------
Gross profit                                  3,488,738        5,952,205       11,264,649       18,057,535
Operating expenses:
  Design and production                         361,900          582,953        1,063,235        1,605,743
  Selling and handling                        1,903,436        2,944,997        5,836,973        8,826,182
  General and administrative                    875,596        1,435,243        2,501,746        4,132,489
                                             ----------      -----------      -----------      -----------
     Total operating expenses                 3,140,932        4,963,193        9,401,954       14,564,414
                                             ----------      -----------      -----------      -----------

Operating income                                347,806          989,012        1,862,695        3,493,121

Other income (expense):
  Factor commissions and
     interest expense net
     of interest income                          39,624          (41,981)        (190,982)         (94,664)
  License, royalty income and other              92,562           75,857          249,921          104,537
                                             ----------      -----------      -----------      -----------
     Total other income (expense)               132,186           33,876           58,939            9,873
                                             ----------      -----------      -----------      -----------

Income before income taxes                      479,992        1,022,888        1,921,634        3,502,994
Income taxes                                   (155,600)        (350,000)        (590,600)      (1,195,000)
                                             ----------      -----------      -----------      -----------

Net income                                   $  324,392      $   672,888      $ 1,331,034      $ 2,307,994
                                             ----------      -----------      -----------      -----------
                                             ----------      -----------      -----------      -----------

  Basic net income per share                 $     0.06      $      0.13      $      0.31      $      0.44
                                             ----------      -----------      -----------      -----------
                                             ----------      -----------      -----------      -----------

  Diluted net income per share               $     0.06      $      0.12      $      0.30      $      0.42
                                             ----------      -----------      -----------      -----------
                                             ----------      -----------      -----------      -----------

  Shares used in computation of:
     Basic net income per share               5,083,739        5,227,291        4,231,065        5,230,896
                                             ----------      -----------      -----------      -----------
                                             ----------      -----------      -----------      -----------

     Diluted net income per share             5,360,062        5,526,676        4,413,862        5,505,589
                                             ----------      -----------      -----------      -----------
                                             ----------      -----------      -----------      -----------


                            See accompanying notes.

                            CUTTER & BUCK INC.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                Nine months ended
                                                            ---------------------------
                                                            January 31,      January 31,
                                                               1997             1998
                                                            ----------       ----------
OPERATING ACTIVITIES
Net Income                                                  $1,331,034       $2,307,994
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                             670,003        1,005,185
     Changes in assets and liabilities:
       Receivables, net                                     (1,049,049)       3,278,227
       Inventories                                          (7,891,648)      (2,915,775)
       Prepaid expenses and other current assets              (215,201)        (160,350)
       Accounts payable and accrued liabilities               (765,451)      (1,503,168)
       Income taxes payable                                   (400,000)        (887,632)
                                                            ----------       ----------
Net cash provided by (used in) operating activities         (8,320,312)       1,124,481

INVESTING ACTIVITIES
Purchases of furniture and equipment                        (1,460,737)      (1,579,208)
Increase in trademarks and patents                             (55,481)         (68,656)
                                                            ----------       ----------
Net cash used in investing activities                       (1,516,218)      (1,647,864)

FINANCING ACTIVITIES
Proceeds from (repayments of) loan from bank                  (114,119)         420,825
Payments under capital lease obligations                       (87,702)        (124,565)
Net increase (decrease) in advances from factor                120,467         (172,491)
Issuance of common stock, net of offering costs             14,645,937          304,243
                                                            ----------       ----------
Net cash provided by financing activities                   14,564,583          428,012

Effects of foreign exchange rate changes on cash                     0         (117,334)

                                                            ----------       ----------
Net increase (decrease) in cash                              4,728,053         (212,705)
Cash, beginning of period                                    2,010,047        7,441,717
                                                            ----------       ----------
Cash, end of period                                         $6,738,100       $7,229,012
                                                            ----------       ----------
                                                            ----------       ----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                      $146,515       $   91,096
                                                            ----------       ----------
                                                            ----------       ----------

Cash paid during the period for income taxes                $1,000,400       $2,084,500
                                                            ----------       ----------
                                                            ----------       ----------

Noncash financing and investing activities:
  Equipment acquired with capital leases                    $  754,429       $  335,022
                                                            ----------       ----------
                                                            ----------       ----------


                               See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended January 31, 1998 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1997, included in the Company's filing on Form 10-K.

2.   NET INCOME PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be antidilutive.

     All income per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved basis. Accounts receivable consisted of the following:


                                              APRIL 30, 1997     JANUARY 31, 1998
                                              --------------     ----------------
  Unmatured receivables:
    Nonrecourse                                  $ 2,704,702          $ 2,015,708
    With recourse                                     13,765              647,652
  Matured receivables                                213,019               78,998
  Advances                                          (562,551)            (390,060)
                                                 -----------          -----------
      Due from factor                              2,368,935            2,352,298
  Non-factored receivables                        12,478,734           10,025,315
  Allowance for doubtful accounts and reserve
    for sales returns and allowances                (428,561)          (1,064,241)
                                                 -----------          -----------
                                                 $14,419,108          $11,313,372
                                                 -----------          -----------
                                                 -----------          -----------


4.   LINE OF CREDIT

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $20.0 million line of credit. The Western Bank line of credit is to be used for international letters of credit, working capital advances and other corporate purposes. Interest on borrowings is charged and payable monthly at Western Bank's prime rate. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio. Western Bank and Republic Business Credit Corp., the Company's factor in the United States, have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At January 31, 1998, letters of credit outstanding against this line of credit totaled $5,937,470 and there were no working capital advances.

5.   SHAREHOLDERS' EQUITY

     The Company has four stock incentive plans that provide for the granting of options to employees, officers and directors and the granting of options and shares of restricted stock to employees, officers, consultants or advisors of the Company related to 875,313 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options or shares granted under the 1997 stock incentive plan are subject to terms established by the Compensation Committee of the Board of Directors. Options granted under these plans expire after 10 years and have been granted at fair market value on the date of grant. At January 31, 1998, options to purchase 525,976 shares of common stock were outstanding under these plans, of which options to purchase 241,063 shares were exercisable. No shares of restricted stock have been granted. At January 31, 1998, 264,399 shares under these plans remained available for future grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD LOOKING INFORMATION. SPECIFICALLY, THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY ANY FORWARD LOOKING INFORMATION. THOSE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, STYLE CHANGES AND PRODUCT ACCEPTANCE, PRODUCTION DELAYS, SEASONALITY, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, THE EFFECT OF INTEREST AND FOREIGN CURRENCY EXCHANGE RATES, AND GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND IN FOREIGN MARKETS. FINALLY, THERE MAY BE OTHER FACTORS NOT MENTIONED ABOVE OR INCLUDED IN THE COMPANY'S SEC FILINGS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING INFORMATION.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1997

     NET SALES increased 67.4% in the three months ended January 31, 1998 to $14,150,826 from $8,451,586 in the three months ended January 31, 1997. For the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, net sales in the United States to the golf distribution channel increased 39.1% or $1,699,145 to $6,040,302, net sales to the specialty store channel increased 78.8% or $955,605 to $2,168,506 and net sales to the corporate channel increased 106.2% or $2,040,367 to $3,961,529. Other sales, including sales to the liquidation and international channels, increased 102.8% or $1,004,123 to $1,980,489 for the three months ended January 31, 1998 compared to the same three month period of the previous year.

     GROSS PROFIT increased in the three months ended January 31, 1998 to $5,952,205 from $3,488,738 in the three months ended January 31, 1997. Gross profit as a percentage of net sales was 42.1% for the third quarter of fiscal 1998 compared to 41.3% for the third quarter of fiscal 1997. The increase in gross profit margin in the third quarter of fiscal 1998 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes, and due to reduced embroidery costs related to the Company's in-house embroidery operation.

     OPERATING EXPENSES increased to $4,963,193 in the three months ended January 31, 1998 from $3,140,932 in the three months ended January 31, 1997, and decreased as a percentage of net sales to 35.1% in the third quarter of fiscal 1998 from 37.2% in the third quarter of fiscal 1997. The decrease in operating expenses when expressed as a percentage of net sales reflects the benefit of
higher sales volume to cover fixed costs.   Selling and handling expenses
increased by $1,041,561, making up 57.2% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to the higher sales volume and larger sales force. The Company also has increased its advertising expenditures and it has incurred additional handling expenses associated with operating its own warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $559,647, making up 30.7% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations.

     OTHER INCOME . Net interest and factor commission expense was $41,981 in the quarter ended January 31, 1998 compared to income of $39,624 in the quarter ended January 31, 1997. Factor commission expense increased to $35,385 in the third quarter of fiscal 1998 from $20,311 in the third quarter of fiscal 1997 due to higher sales volume. The Company had net interest expense of $6,597 in the third quarter of fiscal 1998 compared to net interest income of $59,935 in the third quarter of fiscal 1997. The interest earned for the three months ended January 31, 1997 was related to invested cash balances made possible by the receipt of proceeds from the Company's Common Stock offering in October 1996. License, royalty and other income decreased to $75,857 for the three months ended January 31, 1998 from $92,562 for the three months ended January 31, 1997. License and royalty income earned under licensing contracts totaled $58,315 for the three months ended January 31, 1998 and $92,562 for the three months ended January 31, 1997. The decline in license and royalty income was primarily due to the Company's termination of its license for Big and Tall merchandise effective June 1997 which now allows the Company to design and market Cutter & Buck Big and Tall clothing directly. The Company experienced a gain on foreign currency transactions of $17,542 in the quarter ended January 31, 1998 compared to none in the quarter ended January 31, 1997.

     INCOME TAXES. The Company recorded $350,000 of income tax expense in the three months ended January 31, 1998 and $155,600 in the three months ended January 31, 1997. As of April 30, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

     As a result of the foregoing factors, the Company had NET INCOME of $672,888 for the three months ended January 31, 1998 compared to $324,392 for the three months ended January 31, 1997.

     NINE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH NINE MONTHS ENDED JANUARY 31, 1997

     NET SALES increased 52.7% in the nine months ended January 31, 1998 to $43,878,445 from $28,741,404 in the nine months ended January 31, 1997. For the first three quarters of fiscal 1998 compared to the first three quarters of fiscal 1997, net sales in the United States to the golf distribution channel increased 26.5% or $4,004,667 to $19,140,237, net sales to the specialty store channel increased 53.7% or $2,320,105 to $6,639,442 and net sales to the corporate channel increased 107.6% or $6,356,169 to $12,265,493. Other sales, including sales to the liquidation and international channels, increased 72.7% or $2,456,100 to $5,833,273 for the nine months ended January 31, 1998 compared to the same nine month period of the previous year.

     GROSS PROFIT increased in the nine months ended January 31, 1998 to $18,057,535 from $11,264,649 in the nine months ended January 31, 1997. Gross profit as a percentage of net sales was 41.2% for the first three quarters of fiscal 1998 compared to 39.2% for the first three quarters of fiscal 1997. The increase in gross profit margin in the first three quarters of fiscal 1998 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes, and due to reduced embroidery costs related to the Company's in-house embroidery operation and lower costs of expediting seasonal merchandise due to more orderly shipments. In the first three quarters of fiscal 1997, the Company incurred additional expenses to assure timely deliveries during the Company's transition to its new distribution facility as well as start-up expenses associated with an in-house embroidery operation and the Company's new European operations.

     OPERATING EXPENSES increased to $14,564,414 in the nine months ended January 31, 1998 from $9,401,954 in the nine months ended January 31, 1997, and increased as a percentage of net sales to 33.2% in the first three quarters of fiscal 1998 from 32.7% in the first three quarters of fiscal 1997. The increase in operating expenses when expressed as a percentage of net sales reflects a higher level of fixed costs (such as increased warehousing costs) to support higher sales volumes. Selling and handling expenses increased by $2,989,209, making up 57.9% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to higher sales volumes and a larger sales force. The Company has also increased its advertising expenditures and it has incurred additional handling expenses associated with operating its own warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $1,630,743, making up 31.6% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations.

     OTHER INCOME . Net interest and factor commission expense, was $94,664 in the nine months ended January 31, 1998 compared to $190,982 in the nine months ended January 31, 1997. Factor commission expense increased to $142,605 in the first three quarters of fiscal 1998 from $87,755 in the first three quarters of fiscal 1997 due to higher sales volume. The Company had net interest income of $47,941 in the first three quarters of fiscal 1998 compared to net interest expense of $103,227 in the first three quarters of fiscal 1997. The increase in net interest income is due to interest earned for the nine months ended January 31, 1998 on invested cash balances and due to reduced borrowing made possible by the receipt of proceeds from the Company's Common Stock offering in October 1996. License, royalty and other income decreased to $104,537 for the nine months ended January 31, 1998 from $249,921 for the nine months ended January 31, 1997. License and royalty income earned under licensing contracts totaled $165,234 for the nine months ended January 31, 1998 and $249,921 for the nine months ended January 31, 1997. The decline in license and royalty income was primarily due to the Company's termination of its license for Big and Tall merchandise effective June 1997 which now allows the Company to design and market Cutter & Buck Big and Tall clothing directly. The Company experienced a loss on foreign currency transactions of $60,697 in the nine months ended January 31, 1998 compared to none in the nine months ended January 31, 1997.

     INCOME TAXES. The Company recorded $1,195,000 of income tax expense in the nine months ended January 31, 1998 and $590,600 in the nine months ended January 31, 1997. As of April 30, 1997, all net operating loss carryforwards from prior years had been used to offset taxable income.

     As a result of the foregoing factors, the Company had NET INCOME of $2,307,994 for the nine months ended January 31, 1998 compared to $1,331,034 for the nine months ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory. Working capital for the nine months ended January 31, 1998 was funded primarily by profitable operating activities.

     Net cash generated by operating activities was $1,124,481 for the nine months ended January 31, 1998 compared to net cash used for operating activities of $8,320,312 for the nine months ended January 31, 1997. For the nine months ended January 31, 1998, cash was primarily provided by net income and by a net decrease in accounts receivable of $3,278,227 which were offset by an increase in inventory of $2,915,775, a reduction in accounts payable and accrued liabilities of $1,503,168 and a reduction in income taxes payable of $887,632. The increase in inventory primarily relates to planned sales volume in the fourth quarter and purchases of products with multi-season appeal. The reduction in accounts payable and accrued liabilities is due in part to increased reliance on offshore factories for inventory purchases which are paid using letters of credit payable at sight and therefore require faster settlement than typical open accounts payable terms. For the nine months ended January 31, 1997, cash was primarily used to support increases in inventory of $7,891,648, accounts receivable of $1,049,049 and prepaid expenses of $215,201, in addition to a decrease in accounts payable and accrued liabilities of $765,451 and a decrease in income taxes payable of $400,000.

     Net cash used in investing activities of $1,647,864 for the nine months ended January 31, 1998 was primarily attributable to investments in warehouse equipment and leasehold improvements totaling $237,845, in-store fixtures of $444,154, computer systems and equipment totaling $528,111, other furniture and equipment totaling $369,098 and investments in trademarks of $68,656. For the nine months ended January 31, 1997, net cash used in investing activities was $1,516,218 and was primarily attributable to purchases of in-store fixtures totaling $910,107, investments in warehouse equipment and leasehold improvements totaling $311,677 and purchases of other furniture and equipment totaling $238,953.

     Net cash provided by financing activities for the nine months ended January 31, 1998 was $428,012 compared to $14,564,583 during the nine months ended January 31, 1997. During the nine months ended January 31, 1998, the Company sold 78,780 shares under its employee stock purchase plan and pursuant to the exercise of stock options, generating $304,243, increased its borrowing from banks by $420,825 and decreased its borrowing from the factor by $172,491. For the nine months ended January 31, 1997, cash provided by financing activities of $14,564,583 was primarily due to $14,559,619 generated by the sale of 1,454,307 shares of Common Stock in a public offering closing on November 1, 1996 and an over-allotment closing on December 3, 1996 net of offering expenses of $1,437,758.

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $20 million line of credit, which is more fully described in footnote four to the Company's financial statements on page seven hereof.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the third quarter ended January 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 CUTTER & BUCK INC.
                                             ---------------------------
                                                 (Registrant)



Dated: March     13   , 1998                 By   /s/ Stephen S. Lowber
            ----------                         -------------------------
                                                  Stephen S. Lowber
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)