Form 10-K405
period 1998-04-30
CUTTER & BUCK INC
filed 1998-07-29
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                       OR

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-26608

                            ------------------------

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

                            ------------------------

      Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act:

                                             TITLE OF EACH CLASS
--------------------------------------------------------------------------------------------------------------

                                          Common Stock, No Par Value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value as of July 24, 1998 of the voting stock held by non-affiliates of the registrant was approximately $147,567,116. As of such date, there were 5,427,756 shares outstanding of the Registrants Common Stock, no par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof; and

(2) Portions of the registrant's definitive 1998 Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    The Company designs, sources and markets its distinctive Cutter & Buck brand sportswear and outerwear primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. The Company has developed a colorful, innovative collection of sportswear apparel targeted to the upscale market, projecting an updated American design evocative of a golf-inspired lifestyle. The products' high-quality fabrics and detailing reinforce the premium image of the brand while the fit provides versatility and a feeling of comfort. Product marketing connected with sports and leisure activities, particularly golf, helps the Company create a positive lifestyle image that contributes to the brand's strong appeal for its target consumers. The Company benefits from the trend toward greater acceptance of relaxed standards of dress in the workplace that results in sportswear representing a growing portion of consumer wardrobes. Since its formation on January 5, 1990, the Company has achieved consistent annual sales increases, realizing net sales of $70.1 million and net income of $5.7 million in fiscal 1998.

    The Company has selected golf pro shops as its primary channel of distribution, believing this to be an effective venue for reaching its target consumers. Most golf pro shops have welcomed quality apparel that is not broadly distributed elsewhere as an important offset to declining sales of golf equipment due to price competition from golf discounters. By providing in-store fixturing and training in merchandising Cutter & Buck products, the Company assists golf pro shops in maximizing their apparel revenues. The Company sells Cutter & Buck products to approximately 3,000 of the estimated 14,000 U.S. golf pro shops. The golf distribution channel accounted for approximately 52% of the Company's net sales in fiscal 1998, and the Company expects continuing growth of sales to this channel. The Company also distributes its products primarily through the following distribution channels: direct corporate sales accounts, better specialty stores, and internationally through its European operating subsidiary, and various licensees and distributors.

    The Company generally markets its men's products each year as two seasonal collections, spring and fall, presenting each collection in several groups of distinct, coordinated products available for delivery to customers during sequential time periods. In fiscal 1998 the Company introduced a women's line of apparel, and plans to ship one collection for each of the 1999 and 2000 fiscal years.

MARKET

    According to industry estimates, total sales of apparel at retail was $169.2 billion in 1997, with $50.8 billion and $89.4 billion spent on men's and women's apparel in 1997, respectively. Across all clothing categories, sales were strongest among Americans with household incomes over $60,000, who accounted for 40% of the total apparel spending in 1997. Within this market, the Company targets men and women who are sports-minded and want casual clothing that reflects an active lifestyle. The Company believes that these consumers also want comfortable, distinctively styled, high-quality apparel. The Company believes that, with an increase in the number of working women, men are purchasing more of their own clothing. Many of these men are busy professionals who prefer to spend their limited free time pursuing sports and recreational activities such as golf, rather than spending time shopping in traditional retail outlets, such as department stores and shopping malls. The Company believes these time-constrained consumers are inclined to purchase apparel relating to their sporting interests if available at a sport location such as a golf course. Increasing numbers of women, many of whom are also professionals, have requested the same type of quality and sporting-inspired sportswear apparel previously designed and marketed for men.

    Sportswear represents a growing portion of consumers' wardrobes as a result of a trend toward greater acceptance of relaxed standards of dress in the workplace. This segment of the market has grown faster than the overall men's apparel market in the past three years. Knit sport shirts as a category is also showing strong sales growth, which the Company believes is in part attributable to this trend.

PRODUCTS

    Cutter & Buck is a lifestyle brand of high-quality, sports-inspired apparel. The Company's products use strong, clear colors, high quality natural fiber and performance microfiber textiles, rich detailing, innovative fabrications and trims, and specialized printing and embroidery to achieve this identity. The Company merchandises its products as color- and design-coordinated collections comprising knit and woven sport shirts, pants, shorts, sweaters, sweatshirts, outerwear and caps. The Company frequently uses golf, tennis and other sporting themes to evoke the Cutter & Buck lifestyle.

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

    CLASSIC products are predominantly solid-color garments with multi-season appeal. The Company relies on the styling, detailing, coloration and quality of its fabrics to distinguish its CLASSIC products from competitive products. The Company generally prices its CLASSIC products at levels lower than its FASHION products, which permits its customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for CLASSIC products allow the Company to achieve production efficiencies and lower costs. CLASSIC products are sold throughout the year to all of the Company's distribution channels, which accounts for approximately 45% of the Company's annual revenues.

    The Company presents each season's collections to its customers in several groups of distinct, coordinated merchandise. These groups are available for delivery to customers during sequential time periods, generally from May to October for fall collections and generally from November to April for spring collections. Customer-initiated product reorders can often extend the delivery period for a season by up to three months. The product mix changes seasonally, including more sweater styles in fall collections and more short-sleeve shirts in spring collections. The Company's ability to offer merchandise collections is a strategic advantage over many of its competitors since its customers generally prefer to purchase compatible assortments rather than assembling coordinated merchandise from various brands that do not share common colors and themes.

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

DOMESTIC DISTRIBUTION AND SALES

    The Company's products are distributed in the United States primarily through three channels: golf pro shops and resorts, corporate sales accounts and better specialty stores. Each of these channels uses CLASSIC and FASHION products from the Company's seasonal collections. The Company believes that these channels are synergistic, since they have compatible merchandising and pricing practices, sell the same product line and create heightened awareness of the Cutter & Buck brand among the Company's target consumers, who tend to shop in more than one of these channels. For example, many of the Company's corporate sales leads have come through corporate executives who have purchased the Company's products at golf pro shops and resorts.

    The Company sells to golf pro shops and resorts through a commissioned sales force. At the end of fiscal 1998, the Company's sales force for this channel was composed of 33 representatives (24 of whom are Company-employed and 9 of whom are independent). These representatives present the Company's collections to the Company's customers with the aid of full sample lines and pictorial line books, which offer critical information needed by the customer. These presentations are made at the twice-yearly PGA Merchandise Show, at regional trade shows and at the customer's shop or resort. The sales force collectively covers the entire United States and is managed by two regional sales managers, who report to the Company's Vice President of Sales.

    The Company also sells its merchandise to major corporations using a sales force of both Company-employed representatives and independent, multi-line sales representatives. As of the end of fiscal 1998, this sales force numbered 27 (of whom 16 are Company employees), an increase from 19 at the end of fiscal 1997. CLASSIC products and in-stock FASHION products are sold to corporate customers, since these customers typically demand immediate delivery. The products are used for corporate golf events, stores, catalogs and recognition programs. Nearly all these products include embroidery with the corporate logo, which is either performed by or arranged by the Company or by its corporate customers. The Company manages its corporate sales through a national corporate sales manager, who reports to the Company's Vice President of Sales.

    At April 30, 1998, the Company employed eight sales representatives selling to better specialty stores, including the big and tall market. These representatives present the Company's FASHION and CLASSIC collections each season at national and regional trade shows and at the customers' stores. These specialty store representatives are managed by a retail sales manager, who reports to the Company's Vice President of Sales.

    Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. They are also responsible for implementing the Company's merchandise fixturing program with all suitable golf pro shops, resorts and specialty stores. Because the Company believes that its Company-employed sales representatives generate higher productivity and the interests of the sales representative are more closely aligned with the Company, the Company intends to continue to increase the percentage of its sales representatives who are Company-employed.

MARKETING

    The Company's marketing goal is to build a strong brand name and image with both its customers and the end consumer, specifically targeting the upscale market. The Company expects to build strength in its brand name through the use of sporting theme associations favored by its target market, lifestyle merchandising and in-store marketing techniques, endorsements and advertising.

    The Company portrays its brand image of an American sporting lifestyle by creating seasonal merchandise collections that are theme- and color-related. Themes commonly used by the Company are golf, tennis and other activities which reinforce this image. The Company believes that, by featuring these sports, its products will appeal not only to participants, but also to those who identify with this lifestyle.

    These lifestyle merchandise presentations are sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of the product offerings. The Company's distinctive in-store fixturing program showcases these collections and enhances its brand image at the point of sale. The fixtures, which are identified with the Cutter & Buck trademark logo, are designed to display assorted elements of the Company's collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. The Company also offers display mannequins and logo signage in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image. In fiscal 1998, the Company initiated its first concept shop partnerships, an extension of its fixturing program. While the customer provides the square footage and certain construction costs, the Company provides shop design and high quality fixtures to create a shop within a shop environment dedicated exclusively to Cutter & Buck merchandise. With a higher minimum order requirement from the customer, this program is targeted at the premier pro shops and resorts in the country. The Company believes this program will generate stronger, mutually beneficial business relationships with its top customers by increasing their sales volume.

    As an additional service, the Company's sales representatives are trained and available to assist customers in merchandising the Company's product lines. This is particularly important at golf pro shops, where the customers or shop owners are receptive to the sophisticated apparel merchandising and selling techniques, as apparel is a relatively new element of the pro shop business. The Company's representatives also organize and participate in sales contests, special event mailings and promotions with their customers. The Company believes this level of service and expertise differentiates it from its competitors in this market.

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

    The Company is continuing to build relationships with national golf tournament organizations such as the Professional Golfers Association of America and the United States Golf Association and actively participates in merchandise vendor and license programs for events such as the PGA Championship and the U.S. Open. The Company obtains the rights to embroider the logo of major tournaments on Cutter & Buck products and makes them available before and during the events. These high profile events appeal to a large portion of its target consumers, and the Company believes its association with these events enhances the visibility and desirability of the Cutter & Buck brand.

    The Company believes that it can accelerate brand recognition through increased expenditures of targeted magazine advertising and point of sale promotions to create consumer demand for its products. Consistent with its expansion strategy, the Company advertises in national and regional trade magazines and produces photographic renditions of its new product lines for national distribution to its existing customers to expand their awareness of the Company's product lines. The Company also produces catalogs of its CLASSIC and outerwear products to be shipped to its customers for in-stock reordering purposes. In addition, the Company has an Internet home page on the World Wide Web at http://www.cutterbuck.com, where it provides product information and pictures of its products and responds to inquiries about the Company and its products.

INTERNATIONAL DISTRIBUTION AND LICENSING

    The Company has an operating subsidiary in The Netherlands for the purpose of marketing and selling its products in Europe. In fiscal year 1998, the Company strengthened the management of its international operations with the addition of a new Vice President International/Managing Director of Cutter & Buck B.V., who directs the operation of its European subsidiaries and advises the Company on international marketing and product sourcing issues, a Vice President of Sales and Marketing and a Vice President of Finance and Administration for its European operations.

    The Company also has licensees that have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Japan, Hong Kong, China and Canada. Cutter & Buck license agreements generally provide for three-year terms and provide for royalties as a percentage of sales. Most agreements contain annual royalty minimums, and all agreements give Cutter & Buck final control over product design and quality. These licensing arrangements enable the Company to broaden the geographic distribution of products bearing the Cutter & Buck name.

    The Company's decision in recent fiscal years to emphasize direct international sales and exclusive distribution relationships rather than licensing relationships has resulted in a decline in license and royalty income. The Company currently has a product licensing agreement for hosiery. The Company recently reacquired its license covering collections for the big and tall market.

    In addition, Cutter & Buck has agreements with international distributors in Australia and Singapore and Malaysia. These distributors buy the Company's products at reduced cost for resale in their respective markets. The products offered for distribution in these territories are identical to the products offered in the United States, and these distributors often use the Company's marketing technique of offering the products in collections identified on pictorial line books. The Company's relationship with its distributors are managed by an international merchandise manager, who reports to the Company's Chief Executive Officer.

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

    The Company makes a final determination concerning pricing and the composition of the seasonal lines upon receipt of samples, then uses the samples to market the new season's products to Company customers. The Company then places production orders, taking into account market feedback to adjust order quantities for deliveries later in the season. To enhance consistency, quality and on-time delivery of its products, the Company works with a select group of high-quality, reliable foreign and domestic manufacturers who are knowledgeable and experienced in the intricate design and manufacturing processes required to produce the Company's products. The Company also continually investigates additional production sources to add to this select group of manufacturers. Using these independent manufacturers allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. Currently, the Company's production is sourced through factories in Asia, South America, the Middle East and the United States.

    The Company has established an in-house embroidery operation which reduces costs, shortens delivery time and enhances quality control of its embroidered products, substantially reducing the Company's reliance on independent embroiderers. The Company currently contracts with approximately six independent domestic embroiderers during peak embroidery production and shipping periods. The Company's in-house embroidery manufacturing operation handled approximately 70% of the embroidered logo requirements of its golf pro shop and corporate customers in fiscal 1998.

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

INFORMATION SYSTEM, INVENTORY MANAGEMENT AND WAREHOUSING

    In addition to a computer-aided design system used by the product development team, the Company has a fully integrated, real-time management information system that is specifically designed for the apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by the Company's production personnel, sales are tracked by the Vice President of

Merchandise and Design in order to compare purchases against availability, thereby allowing the Company to react quickly to changes and trends. In fiscal 1998, the Company initiated a remote-order entry system for the Company's sales force, on which they can daily monitor and reserve inventory of every style. Customer service personnel receive this information daily and have access to real-time inventory availability.

    This comprehensive information system serves users in every operating area of the Company, and is also accessed by personal computers to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. The Company's information system also provides detailed product gross margin information that assists the Company in managing product profitability. The system runs on a UNIX platform with IBM's RISC 6000 hardware, which allows for the fast processing of critical information, and has the capability of serving a much greater number of users as the Company grows. The Company hired a Chief Information Officer in July 1998 to oversee these various systems issues.

ORDER BOOKING CYCLE AND BACKLOG

    The Company receives its orders for a season over a ten-month period beginning when samples are first shown to customers and continuing into the season. The Company begins to take orders for its fall collections in January, generally for delivery between May and October, and for its spring collections in July, generally for delivery between November and April. The Company's domestic backlog, which consists of open, unfilled customer orders from the golf and specialty store distribution channels, was $21.3 million as of April 30, 1998. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues, and other customer-related issues, the Company typically does not expect to ship all of its backlog.

COMPETITION

    The sportswear segment of the apparel industry is highly competitive. The Company encounters substantial competition in its primary distribution channel, golf pro shops, from Ashworth, Izod Club and Polo/Ralph Lauren. The Company expects to encounter significant competition in connection with its recently introduced women's apparel line. The golf distribution channel is highly fragmented, with no single brand representing more than 10% of the market. The corporate sales distribution channel has been and is becoming more competitive, and the Company encounters substantial competition from Gear for Sport, other similar apparel companies and distributors of promotional products and apparel. Most of the Company's competitors are significantly larger and more diversified than the Company and have substantially greater resources available for developing and marketing their products. Some of the Company's competitors primarily target either a younger or older consumer than the Company. To maintain its growth rate, the Company will need to increase its market share at the expense of existing competitors and other established apparel manufacturers choosing to enter the market. There can be no assurance, however, that the Company will be successful in increasing its market share.

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

TRADEMARKS

    "CUTTER & BUCK" and the Cutter & Buck pennant logo are trademarks of the Company and are registered for use on apparel and other products in over 30 countries. The Company also has applied for registration in a number of other countries. The Company's name and logo are regarded as valuable assets and critical to marketing its products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe on the trademarks and trade dress of the brand. While to date the Company has not suffered to any material extent from infringement of its trademarks or trade dress, the Company has experienced some instances of such infringement and has taken actions to vigorously protect its rights.

EMPLOYEES

    As of April 30, 1998, the Company had 246 full-time employees and 19 part-time employees, of which 41 were primarily engaged in administration, 54 in sales, 149 in warehousing and embroidery, 9 in production, 10 in design and 2 in the operation of the Company's retail store. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

    The Company leases its principal executive offices, which are located in Seattle, Washington, under a lease that covers 20,558 square feet and expires in October 2001. The Company also leases for its warehousing and embroidery operation in Seattle, Washington approximately 58,920 square feet of space under a lease that expires in April 2001 and an additional 15,000 square feet under a lease that expires February 1999. The Company's lease of its retail store space in Lake Oswego, Oregon, a suburb of Portland, covers 2,925 square feet and expires in September 1999. The Company leases additional office space and uses contract warehouse facilities for its European distribution. The Company leases approximately 923 square feet of space for a showroom in Dallas, Texas, under a lease that expires May 2000 as well as approximately 2,963 square feet of space for a showroom in New York, New York under a lease that expires April 2003. The Company also leases a small apartment in New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference to the information contained in the "Shareholders' Information" section of the Company's 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Selected Financial Data" section of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1998 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Financial Statements" section of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The Company's Annual Report to Shareholders for the year ended April 30, 1998 and the 1998 definitive proxy materials, which will be filed supplementally to this report, are not being filed as part of this report.

    A.  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES:

    1. Financial Statements (the financial statements listed below are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders):

       Independent Auditors' Report

       Balance Sheets as of April 30, 1998 and 1997

       Statements of Income for the years ended April 30, 1998, 1997 and 1996

       Statements of Stockholders' Equity for the years ended April 30, 1998, 1997 and 1996

       Statements of Cash Flows for the years ended April 30, 1998, 1997 and
       1996

       Notes to Financial Statements

    2.  Financial Statement Schedules--see index on page 15 of this Report.

        The independent auditor's report with respect to the financial statement schedules appears in Exhibit 13.1 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    3.  Exhibits:

        Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.
-----------
 3.1         Restated Articles of Incorporation (3.1)(1)

 3.2         Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended
             April 30, 1997)

 4.1         Specimen Common Stock Certificate (4.1)(1)

10.3         Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a
             Cutter & Buck(10.3)(1)

10.4         Indenture of Lease dated August 10, 1993 between Lakeplace Associates and Jones/ Rodolfo
             Corporation(10.4)(1)

10.5         Factoring Agreement dated March 1, 1995 between Republic Factors Corp. and Jones/ Rodolfo
             Corporation(10.5)(1)

10.6         Form of Registration Rights Agreement between Cutter & Buck Inc. and Roanoke Investors' Limited
             Partnership, Needham Capital SBIC, L.P. and Needham Emerging Growth Partners, L.P.(10.6)(1)

10.9         1991 Stock Option Plan(10.9)(1)

10.10        1995 Nonemployee Director Stock Incentive Plan(10.10)(1)

10.11        1995 Employee Stock Option Plan(10.11)(1)

10.12        1995 Employee Stock Purchase Plan incorporated by reference to the Registrant's Registration
             Statement on Form S-8 (File No. 33-80783)

10.13        Form of Representatives' Warrant(10.13)(1)

EXHIBIT NO.
-----------
10.14        Loan Agreement dated February 20, 1997 between Cutter & Buck, Inc. and Washington Mutual Bank d/b/a
             Enterprise Bank, and supporting documents (incorporated by reference to Exhibit 10.15 of the registrant's Form 10-Q for the quarter ended January 31, 1997)

10.15        1997 Stock Incentive Plan incorporated by reference to the Registrant's Registration Statement on
             Form S-8 (File No. 333-43145)

13.1         Annual Report to Shareholders, filed herewith

23.1         Consent of Ernst & Young LLP, Independent Auditors, filed herewith

------------------------

(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94540-LA)

    B. REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the fourth quarter ended April 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         CUTTER & BUCK INC.
                                                         (Registrant)

July 28, 1998                                 By                     /s/ HARVEY N. JONES
                                                         ------------------------------------------
                                                                      Harvey N. Jones,
                                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                          TITLE                         DATE
------------------------------------------------------  ----------------------------------------  ---------------

                 /s/ HARVEY N. JONES
     -------------------------------------------        Chairman and Chief Executive Officer and
                   Harvey N. Jones                        Director (Principal Executive Officer)   July 28, 1998

                 /s/ MARTIN J. MARKS
     -------------------------------------------        President, Chief Operating Officer,
                   Martin J. Marks                        Treasurer, Secretary and Director        July 28, 1998

                /s/ STEPHEN S. LOWBER                   Vice President--Chief Financial Officer
     -------------------------------------------          (Principal Financial and Accounting
                  Stephen S. Lowber                       Officer)                                 July 28, 1998

              /s/ MICHAEL S. BROWNFIELD
     -------------------------------------------        Director
                Michael S. Brownfield                                                              July 28, 1998

                /s/ FRANCES M. CONLEY
     -------------------------------------------        Director
                  Frances M. Conley                                                                July 28, 1998

                 /s/ LARRY C. MOUNGER
     -------------------------------------------        Director
                   Larry C. Mounger                                                                July 28, 1998

                  /s/ JAMES C. TOWNE
     -------------------------------------------        Director
                    James C. Towne                                                                 July 28, 1998

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE                                                                                                        PAGE
-------------                                                                                                -----------
Schedule II                                 Valuation and Qualifying Accounts                                        16

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                               CUTTER & BUCK INC.

                                                                   COL. C
                                                       -------------------------------
                                            COL. B                ADDITIONS                              COL. E
                                          ----------   -------------------------------     COL. D      -----------
                 COL. A                   BALANCE AT     CHARGED TO       CHARGED TO     ----------    BALANCE AT
----------------------------------------  BEGINNING    REVENUE, COSTS   OTHER ACCOUNTS   DEDUCTIONS      END OF
DESCRIPTION                               OF PERIOD     OR EXPENSES       --DESCRIBE     --DESCRIBE      PERIOD
----------------------------------------  ----------   --------------   --------------   ----------    -----------
Year Ended April 30, 1998
  Reserves and allowances deducted from
    asset accounts:
    Allowance for doubtful accounts
      reserve for sales returns and
      allowances........................  $ 428,561       $760,915         --             $  1,661(A)  $1,187,815
    Reserve for inventory
      obsolescence......................  $  97,785       $401,668         --               --         $  499,453

Year Ended April 30, 1997
  Reserves and allowances deducted from
    asset accounts:
    Allowance for doubtful accounts
      reserve for sales returns and
      allowances........................  $ 472,402        --              --             $ 43,841(A)  $  428,561
    Reserve for inventory
      obsolescence......................  $ 201,521        --              --             $103,736(B)  $   97,785

Year Ended April 30, 1996
  Reserves and allowances deducted from
    asset accounts:
    Allowance for doubtful accounts
      reserve for sales returns and
      allowances........................  $ 292,005       $223,432         --             $ 43,035(A)  $  472,402
    Reserve for inventory
      obsolescence......................  $ 129,316       $ 72,205         --             $     --     $  201,521

------------------------

(A) Deductions consist of write-offs of uncollectable accounts, net of recoveries.

(B) Deductions consist of inventory sold.