Form 10-Q
period 1998-07-31
CUTTER & BUCK INC
filed 1998-09-14
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 31, 1998

                                         or

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

                            Yes   X    No
                                -----


      The number of shares of Common Stock of the registrant outstanding as of
                        September 10, 1998 was 5,517,937.

                                 CUTTER & BUCK INC.

                           Quarterly Report on Form 10-Q
                        For the Quarter Ended July 31, 1998


                                       Index

                                                                          Page
                                                                          -----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited):

               Condensed Balance Sheets                                     3

               Condensed Statements of Operations                           4

               Condensed Statements of Cash Flows                           5

               Notes to Condensed Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial            8
               Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                           11

     Item 2.   Changes in Securities                                       11

     Item 3.   Defaults Upon Senior Securities                             11

     Item 4.   Submission of Matters to a Vote of Security Holders         11

     Item 5.   Other Information                                           11

     Item 6.   Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                 12

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                              CUTTER & BUCK INC.
                                BALANCE SHEETS

                                    ASSETS


                                                                 April 30,      July 31,
                                                                   1998           1998
                                                                -----------    -----------
                                                                               (unaudited)
Current Assets:
   Cash                                                          $ 7,589,731   $10,077,775
   Accounts receivable, net of allowances for doubtful
       accounts and returns and allowances of $1,187,813 at
       April 30, 1998 and $1,532,486 at July 31, 1998            20,216,721     15,960,849
   Inventories                                                   13,247,892     16,278,519
   Deferred income taxes                                            782,545        782,545
   Prepaid expenses and other current assets                      1,502,634      2,406,091
                                                                -----------   ------------
           Total current assets                                  43,339,523     45,505,779

Furniture and equipment                                           4,568,515      5,018,813
Other assets                                                        236,329        291,291
                                                                -----------   ------------
           Total assets                                         $48,144,367    $50,815,883
                                                                -----------   ------------
                                                                -----------   ------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $5,110,405     $5,227,114
   Accrued liabilities                                            1,606,994      2,057,999
   Income taxes payable                                           1,498,720        679,684
   Loan payable to bank                                             486,913        992,283
   Current portion of capital lease obligations                     194,040        216,709
                                                                -----------   ------------
           Total current liabilities                              8,897,072      9,173,789

Capital lease obligations                                           626,682        843,511

Shareholders' equity:
   Common stock, no par value: 25,000,000 shares
       authorized; 5,250,796 issued and outstanding at
       April 30, 1998 and 5,427,756 at July 31, 1998             30,577,648     31,951,691
   Retained earnings                                              8,168,003      8,962,156
   Currency translation adjustment                                 (125,038)      (115,264)
                                                                -----------   ------------
           Total shareholders' equity                            38,620,613     40,798,583
                                                                -----------   ------------
           Total liabilities and shareholders' equity           $48,144,367    $50,815,883
                                                                -----------   ------------
                                                                -----------   ------------


                            See accompanying notes.

                              CUTTER & BUCK INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                    Three months ended
                                                                --------------------------
                                                                  July 31,       July 31,
                                                                    1997           1998
                                                                -----------    -----------
Net sales                                                       $12,378,031    $17,763,495
Cost of sales                                                     7,417,669     10,151,185
                                                                -----------    -----------
Gross profit                                                      4,960,362      7,612,310
Operating expenses:
   Design and production                                            418,473        601,928
   Selling and handling                                           2,684,957      4,024,375
   General and administrative                                     1,139,171      1,825,592
                                                                -----------    -----------
       Total operating expenses                                   4,242,601      6,451,895
                                                                -----------    -----------

Operating income                                                    717,761      1,160,415

Other income (expense):
   Factor commission and
       interest expense, net
       of interest income                                           (11,081)           (33)
   License and royalty income,
       net of other expense                                          13,590         80,771
                                                                -----------    -----------
       Total other income                                             2,509         80,738
                                                                -----------    -----------

Income before income taxes                                          720,270      1,241,153
Income taxes                                                       (245,000)      (447,000)
                                                                -----------    -----------

Net income                                                         $475,270       $794,153
                                                                -----------    -----------
                                                                -----------    -----------

   Basic net income per share                                         $0.09          $0.15
                                                                -----------    -----------
                                                                -----------    -----------

   Diluted net income per share                                       $0.09          $0.14
                                                                -----------    -----------
                                                                -----------    -----------

   Shares used in computation of:
       Basic net income per share                                 5,208,822      5,335,291
                                                                -----------    -----------
                                                                -----------    -----------

       Diluted net income per share                               5,461,373      5,654,530
                                                                -----------    -----------
                                                                -----------    -----------


                            See accompanying notes.

                              CUTTER & BUCK INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                    Three months ended
                                                                 --------------------------
                                                                   July 31,       July 31,
                                                                     1997          1998
                                                                  ----------     ----------
OPERATING ACTIVITIES
Net Income                                                        $  475,270     $  794,153
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
       Depreciation and amortization                                 388,879        437,879
       Changes in assets and liabilities:
           Receivables, net                                        3,105,649      4,909,407
           Inventories                                            (1,215,623)    (3,030,627)
           Prepaid expenses and other current assets                 (21,676)      (903,457)
           Accounts payable and accrued liabilities               (2,324,740)       567,714
           Income taxes payable                                     (327,000)      (819,036)
                                                                  ----------     ----------
Net cash provided by operating activities                             80,759      1,956,033

INVESTING ACTIVITIES
Purchases of furniture and equipment                                (365,481)      (602,312)
Increase in trademarks and patents                                   (60,611)       (61,977)
                                                                  ----------     ----------
Net cash used in investing activities                               (426,092)      (664,289)

FINANCING ACTIVITIES
Proceeds from loan from bank                                               0        505,370
Payments under capital lease obligations                             (37,290)       (39,352)
Net increase (decrease) in advances from factor                     (102,536)      (653,535)
Issuance of common stock, net of offering costs                      136,644      1,374,043
                                                                  ----------     ----------
Net cash provided by (used for) financing activities                  (3,182)     1,186,526

Effects of foreign exchange rate changes on cash                     (46,970)         9,774

Net increase (decrease) in cash                                     (395,485)     2,488,044
Cash, beginning of period                                          7,441,717      7,589,731
                                                                  ----------     ----------
Cash, end of period                                               $7,046,232    $10,077,775
                                                                  ----------     ----------
                                                                  ----------     ----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                             $27,749        $86,638
                                                                  ----------     ----------
                                                                  ----------     ----------

Cash paid during the period for income taxes                        $572,000     $1,266,036
                                                                  ----------     ----------
                                                                  ----------     ----------

Noncash financing and investing activities:
   Equipment acquired with capital leases                            $48,976       $278,850
                                                                  ----------     ----------
                                                                  ----------     ----------

                            See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 1998 may not be indicative of the results for the full fiscal year.
For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1998, included in the Company's filing on Form 10-K.

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

3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, non-recourse basis and a portion on a recourse basis. The Company is permitted to receive advances from the European factor against uncollected amounts factored. Accounts receivable consisted of the following:


                                                      April 30, 1998      July 31, 1998
                                                      --------------      -------------
Unmatured receivables:
   Nonrecourse                                        $ 2,622,705         $ 1,370,992
   With recourse                                        1,945,238           1,160,880
Matured receivables                                       290,112             198,829
Advances                                                 (751,214)            (97,679)
                                                      -----------         -----------
   Due from factor                                      4,106,841           2,633,022
Non-factored receivables                               17,297,693          14,860,313
Allowance for doubtful accounts and reserve
    for sales returns and allowances                   (1,187,813)         (1,532,486)
                                                      -----------         -----------
                                                      $20,216,721         $15,960,849
                                                      -----------         -----------
                                                      -----------         -----------

4.   LINE OF CREDIT

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $30.0 million revolving line of credit and a $5.0 million term credit facility. The Western Bank revolving line of credit is to be used for international letters of credit, working capital advances of up to $25.0 million and fixed asset purchases of up to $5.0 million. Interest on borrowings is charged and payable monthly at The Wall Street Journal Prime rate or an alternative fixed rate of Libor plus 2.0%. The first $10.0 million of direct debt is granted on an unsecured basis. Direct debt in excess of $10.0 million is secured by a first lien perfected security interest in the Company's inventory and accounts receivable. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio and a maximum ratio of long term funded debt to earnings. Western Bank and Republic Business Credit Corp., the Company's factor in the United States, have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At July 31, 1998, letters of credit outstanding against this line of credit totaled $13,514,202 and there were no working capital advances.

The Company's European subsidiary has a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $1.8 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.95% at July 31, 1998). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $1.6 million and subordination of $2.2 million of intercompany debt. At July 31, 1998, letters of credit outstanding against this line of credit totaled $385,657 and working capital advances totaled $992,283.


5.   SHAREHOLDERS' EQUITY

     The Company has four stock incentive plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 875,313 shares of Common Stock and the granting of shares of restricted stock to these individuals as well as consultants or advisors of the Company. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options or shares granted under the 1997 stock incentive plan are subject to terms established by the Compensation Committee of the Board of Directors and generally provide for vesting of options over a four-year period with vesting at 25% each year. Options granted under these plans expire after 10 years and have been granted at fair market value on the date of grant. At July 31, 1998, options to purchase 521,554 shares of common stock were outstanding under these plans, of which options to purchase 188,464 shares were exercisable. As of July 31, 1998, no shares of restricted stock have been granted. At July 31, 1998, 163,649 shares under these plans remained available for future grant.

6.   REPORTING COMPREHENSIVE INCOME

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income. For quarterly reporting purposes, the following table sets forth the components of comprehensive income:

                                                  Three months ended July 31,
                                                  ---------------------------
                                                        1997           1998
                                                    ---------       ---------
     Net income                                     $ 475,270       $ 794,153
                                                    ---------       ---------
                                                    ---------       ---------
     Foreign currency translation adjustments         (46,970)          9,774
                                                    ---------       ---------
     Comprehensive income                           $ 428,300       $ 803,927
                                                    ---------       ---------
                                                    ---------       ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD LOOKING INFORMATION. SPECIFICALLY, THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY ANY FORWARD LOOKING INFORMATION. THOSE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, STYLE CHANGES AND PRODUCT ACCEPTANCE, INCLUDING THE CONTINUED ACCEPTANCE OF CASUAL DRESS IN THE OFFICE ENVIRONMENT, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, PRODUCT OR DELIVERY DELAYS, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND EXTENSION ACTVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING A RETAIL LOCATION, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS. FINALLY, THERE MAY BE OTHER FACTORS NOT MENTIONED ABOVE OR INCLUDED IN THE COMPANY'S SEC FILINGS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING INFORMATION.

OVERVIEW

     The Company designs, sources and markets updated, traditional sportswear and outerwear. It distributes its products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. The Company continues to emphasize the golf distribution channel because it believes this is an effective venue to build brand identity and to reach its target consumers who are sports-minded and want high-quality casual clothing that reflects an active lifestyle. The Company has found golf pro shops to be receptive to its distinctive product, merchandising approach and sales support. The Company continues to leverage a growing awareness of the Cutter & Buck brand and its expanded product line by selling into the corporate channel, which is targeted to Fortune 1000 companies.

     Historically, the Company has experienced its lowest level of net sales and profitability in its first and third quarters, ending July 31 and January 31, respectively. Correspondingly, the Company's highest level of sales and profitability have been achieved in its second and fourth quarters, ending October 31 and April 30, respectively. This seasonality has resulted primarily from the timing of shipments to golf pro shops and specialty stores due to seasonal fluctuations in consumer demand, the timing and amount of orders from key customers, the timing of sales of seasonal remainder merchandise and availability of product. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during the first and third quarters in advance of sales taking place in the second and fourth quarters.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 31, 1998 COMPARED WITH THREE MONTHS ENDED JULY 31, 1997

     NET SALES increased 43.5% in the three months ended July 31, 1998 to $17,763,495 from $12,378,031 in the three months ended July 31, 1997. For the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, net sales to the golf distribution channel increased 39.1% or $2,605,219 to $9,267,998, net sales to the corporate channel increased 57.6% or $2,129,387 to $5,824,294 and net sales to the specialty store channel increased 39.4% or $446,273 to $1,579,657. Other sales, including sales to the liquidation and international channels, increased 19.7% or $204,585 to $1,040,982 for the three months ended July 31, 1998 compared to the same three month period of the previous year. Net sales in the golf distribution channel through the Company's European subsidiaries included in these figures increased 51.6%, or $421,718 to $1,239,214.

     GROSS PROFIT increased in the three months ended July 31, 1998 to $7,612,310 from $4,960,362 in the three months ended July 31, 1997. Gross profit as a percentage of net sales was 42.9% for the first quarter of fiscal 1999 compared to 40.1% for the first quarter of fiscal 1998. The increase in gross profit margin in the first quarter of fiscal 1999 was primarily due to the

Company's ability to negotiate lower production costs based on higher volumes, and due to reduced embroidery costs related to the Company's in-house embroidery operation.

     OPERATING EXPENSES increased to $6,451,895 in the three months ended July 31, 1998 from $4,242,601 in the three months ended July 31, 1997, and increased as a percentage of net sales to 36.3% in the first quarter of fiscal 1999 from 34.3% in the first quarter of fiscal 1998. The increase in operating expenses when expressed as a percentage of net sales reflects increased investments in senior management, brand promotion and distribution, systems, staffing and facilities in support of the Company's growth. Selling and handling expenses increased by $1,339,418 making up 60.6% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to a higher sales volume and a larger sales force. The Company also has increased its advertising expenditures and has incurred additional handling expenses associated with expanding its warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $686,421 making up 31.1% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations. Design and production expenses increased by $183,455 primarily due to the costs associated with expansion of the Company's sportswear collections, including the addition of a women's line of apparel along with expanded product sourcing.

     OTHER INCOME. Net interest and factor commission expense was $33 in the quarter ended July 31, 1998 compared $11,081 in the quarter ended July 31, 1997. The reduction in this net expense is primarily due to increased interest income earned on invested cash balances. License and royalty income earned under licensing contracts totaled $80,771 for the three months ended July 31, 1998 and $53,144 for the three months ended July 31, 1997. The increase in license and royalty income was primarily due to increased sales volume of the Company's existing licensees. The Company experienced no material gain or loss on foreign currency transactions in the quarter ended July 31, 1998 compared to a loss of $39,554 in the quarter ended July 31, 1997.

     INCOME TAXES. The Company recorded $447,000 of income tax expense in the three months ended July 31, 1998 and $245,000 in the three months ended July 31, 1997. Tax expense has been recorded at statutory rates.

     As a result of the foregoing factors, the Company had NET INCOME of $794,153 for the three months ended July 31, 1998 compared to $475,270 for the three months ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory. Working capital for the three months ended July 31, 1998 was funded primarily by profitable operations and collections of accounts receivable.

     Net cash generated by operating activities was $1,956,033 for the three months ended July 31, 1998 compared to $80,759 for the three months ended July 31, 1997. For the three months ended July 31, 1998, cash was primarily provided by net income and by a net decrease in accounts receivable of $4,909,407 which were offset by an increase in inventory of $3,030,627 and an increase in prepaid expenses of $903,457. The reduction in accounts receivable is primarily seasonal in nature. The increase in inventory primarily relates to planned sales volume in the second quarter and purchases of products with multi-season appeal. For the three months ended July 31, 1997, cash was primarily provided by net income and by a net decrease in accounts receivable of $3,105,649 which were offset by an increase in inventory of $1,215,623, a reduction in accounts payable and accrued liabilities of $2,324,740 and a reduction in income taxes payable of $327,000.

     Net cash used in investing activities of $664,289 for the three months ended July 31, 1998 was primarily attributable to investments in warehouse equipment and leasehold improvements totaling $136,000, in-store fixtures of $276,000, computer systems and equipment totaling $66,000, other furniture and equipment totaling $124,000 and investments in trademarks of $62,000. For the three months ended July 31, 1997, net cash used in investing activities was $426,092 and was primarily attributable to purchases of in-store fixtures totaling $169,000 investments in warehouse equipment and leasehold improvements totaling $169,000 and purchases of other furniture, equipment totaling $27,000 and investments in trademarks of $61,000.

     Net cash provided by financing activities for the three months ended July 31, 1998 was $1,186,526 compared to net cash used of $3,182 during the three months ended July 31, 1997. During the three months ended July 31, 1998, the Company sold 176,960 shares under its employee stock purchase plan and pursuant to the exercise of stock options and warrants, generating $1,374,043, increased its borrowing from banks by $505,370 and decreased its borrowing from the factor by $653,535 For the three months ended July 31, 1997, cash used for financing activities of $3,182 was primarily due to $136,644 generated by the sale of 47,534 shares of Common Stock under its employee stock purchase plan and pursuant to the exercise of stock options, offset by decreased borrowing from the factor totaling $102,536 and principal payments on capital leases totaling $37,290.

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $35 million line of credit and a loan agreement with Cooperatieve Rabobank "Huizen" B.A., for a $2 million line of credit which are more fully described in footnote four to the Company's financial statements on page seven hereof.

YEAR 2000

     The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. With the recent hire of a Chief Information Officer, the Company has developed and begun implementing a company-wide plan which includes identifying all issues related to the impact of year 2000 on its internal systems by October 31, 1998 and addressing deficiencies before March 31, 1999. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and believes that the total cost of such actions will be approximately $100,000. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology such as microcontrollers which are difficult to evaluate and repair.

     The Company has a fully integrated, real-time management information system that is specifically designed for the apparel industry. The system runs on a UNIX platform with IBM's RISC 6000 hardware. The Company has received assurances from the vendors for these systems that they are year 2000 compliant. The Company is developing a complete testing program for both systems to verify compliance and will complete this testing by March 1999. In the event these systems fail the testing program, the Company's existing information technology staff will be augmented by outside professionals to remedy the deficiencies.

     The Company is in the process of identifying and working with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems interface with the Company's systems or may otherwise impact operations.

     Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues. The Company and its significant suppliers, customers, and financial institutions' inability to implement such systems and changes could have an adverse effect on future results of operations.
                                     Page 10

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a)   Exhibits

                None


           b)   Reports on Form 8-K

                There were no reports on Form 8-K filed during the first quarter ended July 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CUTTER & BUCK INC.
                                       ------------------------------
                                       (Registrant)

Dated:  September 11, 1998             By  /s/ Stephen S. Lowber
                                         ----------------------------
                                           Stephen S. Lowber
                                           Vice-President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)