Form 10-Q
period 1998-10-30
CUTTER & BUCK INC
filed 1998-12-15
CIK 948069

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1998
                                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                                 ------------

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

      The number of shares of Common Stock of the registrant outstanding as of December 10, 1998 was 5,522,738.

                               CUTTER & BUCK INC.

                          Quarterly Report on Form 10-Q
                     For the Quarter Ended October 31, 1998


                                      Index

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements (unaudited):

                    Condensed Balance Sheets                                        3

                    Condensed Statements of Income                                  4

                    Condensed Statements of Cash Flows                              5

                    Notes to Condensed Financial Statements                         6

         Item 2.    Management's Discussion and Analysis of Financial               9
                    Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                              14

         Item 2.    Changes in Securities                                          14

         Item 3.    Defaults Upon Senior Securities                                14

         Item 4.    Submission of Matters to a Vote of Security Holders            14

         Item 5.    Other Information                                              14

         Item 6.    Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                         15

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

                               CUTTER & BUCK INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                         April 30,            October 31,
                                                                           1998                  1998
                                                                       ------------          -------------
                                                                                              (unaudited)
Current Assets:
  Cash                                                                 $ 7,589,731           $ 5,055,345
  Accounts receivable, net of allowances for doubtful
    accounts and returns and allowances of $1,187,813 at
    April 30, 1998 and $1,581,951 at October 31, 1998                   20,216,721            19,174,735
  Inventories                                                           13,247,892            18,662,276
  Deferred income taxes                                                    782,545               782,545
  Prepaid expenses and other current assets                              1,502,634             2,473,183
                                                                       -----------           -----------
      Total current assets                                              43,339,523            46,148,084

Furniture and equipment                                                  4,568,515             6,547,558
Other assets                                                               236,329               337,569
                                                                       -----------           -----------
      Total assets                                                     $48,144,367           $53,033,211
                                                                       -----------           -----------
                                                                       -----------           -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $ 5,110,405           $ 4,667,765
  Accrued liabilities                                                    1,606,994             2,333,805
  Income taxes payable                                                   1,498,720               830,684
  Loan payable to bank                                                     486,913             1,019,530
  Current portion of capital lease obligations                             194,040               223,253
                                                                       -----------           -----------
      Total current liabilities                                          8,897,072             9,075,037

Capital lease obligations                                                  626,682             1,058,081

Shareholders' equity:
  Common stock, no par value: 25,000,000 shares
    authorized; 5,250,796 issued and outstanding at
    April 30, 1998 and 5,521,488 at October 31, 1998                    30,577,648            32,269,060
  Retained earnings                                                      8,168,003            10,626,563
  Accumulated other comprehensive income                                  (125,038)                4,470
                                                                       -----------           -----------
      Total shareholders' equity                                        38,620,613            42,900,093
                                                                       -----------           -----------
      Total liabilities and shareholders' equity                       $48,144,367           $53,033,211
                                                                       -----------           -----------
                                                                       -----------           -----------

                             See accompanying notes.

                               CUTTER & BUCK INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three months ended                      Six months ended
                                            ------------------------------         --------------------------------
                                            October 31,        October 31,         October 31,        October 31,
                                                1997               1998                1997              1998
                                            ------------       -----------         -----------     ----------------
Net sales                                   $ 17,349,588       $ 25,993,442        $ 29,727,619      $ 43,756,937
Cost of sales                                 10,204,620         15,054,145          17,622,289        25,205,330
                                            ------------       ------------        ------------      ------------
Gross profit                                   7,144,968         10,939,297          12,105,330        18,551,607
Operating expenses:
  Design and production                          604,317            858,624           1,022,790         1,460,552
  Selling and handling                         3,196,228          5,296,162           5,881,185         9,284,906
  General and administrative                   1,558,075          2,238,337           2,697,246         4,099,560
                                            ------------       ------------        ------------      ------------
    Total operating expenses                   5,358,620          8,393,123           9,601,221        14,845,018
                                            ------------       ------------        ------------      ------------

Operating income                               1,786,348          2,546,174           2,504,109         3,706,589

Other income (expense):
  Factor commission and
    interest expense, net
    of interest income                           (41,602)           (45,499)            (52,683)          (45,532)
  License and royalty income,
    net of other expense                          15,090             93,732              28,680           174,503
                                            ------------       ------------        ------------      ------------
    Total other income                           (26,512)            48,233             (24,003)          128,971
                                            ------------       ------------        ------------      ------------

Income before income taxes                     1,759,836          2,594,407           2,480,106         3,835,560
Income taxes                                    (600,000)          (930,000)           (845,000)       (1,377,000)
                                            ------------       ------------        ------------      ------------

Net income                                  $  1,159,836       $  1,664,407        $  1,635,106      $  2,458,560
                                            ------------       ------------        ------------      ------------
                                            ------------       ------------        ------------      ------------

  Basic net income per share                $       0.22       $       0.30        $       0.31      $       0.45
                                            ------------       ------------        ------------      ------------
                                            ------------       ------------        ------------      ------------

  Diluted net income per share              $       0.21       $       0.29        $       0.30      $       0.43
                                            ------------       ------------        ------------      ------------
                                            ------------       ------------        ------------      ------------


  Shares used in computation of:
    Basic net income per share                 5,256,575          5,504,182           5,235,699         5,419,736
                                            ------------       ------------        ------------      ------------
                                            ------------       ------------        ------------      ------------

    Diluted net income per share               5,528,719          5,681,054           5,495,046         5,667,792
                                            ------------       ------------        ------------      ------------
                                            ------------       ------------        ------------      ------------

                             See accompanying notes.

                               CUTTER & BUCK INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six months ended
                                                                ---------------------------------
                                                                October 31,           October 31,
                                                                   1997                   1998
                                                                -----------           -----------
OPERATING ACTIVITIES
Net Income                                                      $ 1,635,106           $ 2,458,560
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                   694,420               943,026
    Changes in assets and liabilities:
      Receivables, net                                            1,785,683             1,094,975
      Inventories                                                  (867,648)           (5,414,384)
      Prepaid expenses and other current assets                      (1,046)             (970,549)
      Accounts payable and accrued liabilities                   (2,527,937)              284,171
      Income taxes payable                                         (738,972)             (668,036)
                                                                -----------           -----------
Net cash used in operating activities                               (20,394)           (2,272,237)

INVESTING ACTIVITIES
Purchases of furniture and equipment                               (802,861)           (2,343,314)
Increase in trademarks and patents                                  (93,451)             (111,145)
                                                                -----------           -----------
Net cash used in investing activities                              (896,312)           (2,454,459)

FINANCING ACTIVITIES
Proceeds from loan from bank                                              0               532,617
Payments under capital lease obligations                            (77,311)             (108,238)
Net decrease in advances from factor                               (314,091)              (52,989)
Issuance of common stock, net of offering costs                     231,831             1,691,412
                                                                -----------           -----------
Net cash provided by (used in) financing activities                (159,571)            2,062,802

Effects of foreign exchange rate changes on cash                    (26,039)              129,508
                                                                -----------           -----------
Net decrease in cash                                             (1,102,316)           (2,534,386)
Cash, beginning of period                                         7,441,717             7,589,731
                                                                -----------           -----------
Cash, end of period                                             $ 6,339,401           $ 5,055,345
                                                                -----------           -----------
                                                                -----------           -----------

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                        $    43,144           $   170,245
                                                                -----------           -----------
                                                                -----------           -----------

Cash paid during the period for income taxes                    $ 1,584,500           $ 2,045,036
                                                                -----------           -----------
                                                                -----------           -----------

Noncash financing and investing activities:
  Equipment acquired with capital leases                        $    48,976           $   568,850
                                                                -----------           -----------
                                                                -----------           -----------

                             See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended October 31, 1998 may not be indicative of the results for the full fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended April 30, 1998, included in the Company's filing on Form 10-K.

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

3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, non-recourse basis and a portion on a recourse basis. The Company is permitted to receive advances from the European factor against uncollected amounts factored. Accounts receivable consisted of the following:

                                                April 30, 1998       October 31, 1998
                                                --------------       ----------------
   Unmatured receivables:
     Nonrecourse                               $  2,622,705           $  1,841,719
     With recourse                                1,945,238              1,374,258
   Matured receivables                              290,112                132,309
   Advances                                        (751,214)              (698,225)
                                               ------------           ------------
       Due from factor                            4,106,841              2,650,061
   Non-factored receivables                      17,297,693             18,106,625
   Allowance for doubtful accounts
     and reserve for sales returns
     and allowances                              (1,187,813)            (1,581,951)
                                               ------------           ------------
                                               $ 20,216,721           $ 19,174,735
                                               ------------           ------------
                                               ------------           ------------

4.   LINE OF CREDIT

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $30.0 million revolving line of credit and a $5.0 million term credit facility. The Western Bank revolving line of credit is to be used for international letters of credit, working capital advances of up to $25.0 million and fixed asset purchases of up to $5.0 million. Interest on borrowings is charged and payable monthly at The Wall Street Journal Prime rate or an alternative fixed rate of LIBOR plus 2.0%. The first $10.0 million of direct debt is granted on an unsecured basis. Direct debt in excess of $10.0 million is secured by a first lien perfected security interest in the Company's inventory and accounts receivable. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio and a maximum ratio of long term funded debt to earnings. Western Bank and Republic Business Credit Corp., the Company's factor in the United States, have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At October 31, 1998, letters of credit outstanding against this line of credit totaled $17,147,684 and there were no working capital advances.

The Company's European subsidiary has a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $1.8 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.95% at October 31, 1998). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $1.6 million and subordination of $2.2 million of intercompany debt. At October 31, 1998, letters of credit outstanding against this line of credit totaled $230,532 and working capital advances totaled $1,019,530.

5.   SHAREHOLDERS' EQUITY

     The Company has four stock incentive plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 875,313 shares of Common Stock and the granting of shares of restricted stock to these individuals as well as consultants or advisors of the Company. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options or shares granted under the 1997 stock incentive plan are subject to terms established by the Compensation Committee of the Board of Directors and generally provide for vesting of options over a four-year period with vesting at 25% each year. Options granted under these plans expire after 10 years and have been granted at fair market value on the date of grant. At October 31, 1998, options to purchase 479,369 shares of common stock were outstanding under these plans, of which options to purchase 128,483 shares were exercisable. At October 31, 1998, 118,901 shares under these plans remained available for future grant.

     In August 1998, the Company established a stock bonus plan whereby officers and key employees may be granted restricted stock. The plan provides for the issuance of not more than 25,000 shares of restricted stock which vest while the participant is an employee of the Company over a two-year period, with 25% of such shares vesting every six months from the date of grant. As of October 31, 1998, 6,799 shares of restricted stock have been granted, leaving 18,201 shares available for future grant.

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


                                                    Three months ended           Six months ended
                                                         October 31,                 October 31,
                                                    -------------------          ----------------
                                                     1997           1998          1997          1998
                                                  ----------     ----------    -----------   ----------
Net income                                        $ 1,159,836    $ 1,664,407   $ 1,635,106   $ 2,458,560
                                                  ----------     ----------    -----------   ----------
                                                  ----------     ----------    -----------   ----------
Foreign currency translation adjustments               20,931        119,734       (26,039)      129,508
                                                  ----------     ----------    -----------   ----------
Comprehensive income                              $ 1,180,767    $ 1,784,141   $ 1,609,067   $ 2,588,068
                                                  ----------     ----------    -----------   ----------
                                                  ----------     ----------    -----------   ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD LOOKING INFORMATION. SPECIFICALLY, THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY ANY FORWARD LOOKING INFORMATION. THOSE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND EXTENSION ACTIVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING A RETAIL LOCATION, THE SUCCESSFUL IMPLEMENTATION OF THE COMPANY'S YEAR 2000 COMPLIANCE INITIATIVE, POLITICAL AND TRADE RELATIONS
AND GENERAL ECONOMIC CONDITIONS. FINALLY, THERE MAY BE OTHER FACTORS NOT MENTIONED ABOVE OR INCLUDED IN THE COMPANY'S SEC FILINGS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING INFORMATION.

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


RESULTS OF OPERATIONS
     THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1997
     NET SALES increased 49.8% in the three months ended October 31, 1998 to $25,993,442 from $17,349,588 in the three months ended October 31, 1997. For the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, net sales to the golf distribution channel increased 73.0% or $5,753,520 to $13,631,720, net sales to the corporate channel increased 67.5% or $3,109,360 to $7,718,419, and net sales to the specialty store channel increased 3.6% or $160,273 to $3,497,826. Other sales, including sales to the liquidation and international channels, decreased 17.0% or $379,299 to $1,145,477, for the three months ended October 31, 1998 compared to the same three month period of the previous year primarily due to reduced liquidation sales. Net sales in the golf distribution channel through the Company's European subsidiaries included in the golf figures increased 68.7% or $428,468 to $1,052,017.

     GROSS PROFIT increased in the three months ended October 31, 1998 to $10,939,297 from $7,144,968 in the three months ended October 31, 1997. Gross profit as a percentage of net sales was 42.1% for the second quarter of fiscal 1999 compared to 41.2% for the second quarter of fiscal 1998. The increase in gross profit margin in the second quarter of fiscal 1999 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes.

     OPERATING EXPENSES increased to $8,393,123 in the three months ended October 31, 1998 from $5,358,620 in the three months ended October 31, 1997, and increased as a percentage of net sales to 32.3% in the second quarter of fiscal 1999 from 30.9% in the second quarter of fiscal 1998. The increase in operating expenses when expressed as a percentage of net sales reflects increased investments in senior management, brand promotion and distribution, systems, staffing and facilities in support of the Company's growth. Selling and handling expenses increased by $2,099,934 making up 69.2% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to a higher sales volume and a larger sales force. The Company also has increased its advertising expenditures and has incurred additional handling expenses associated with expanding its warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $680,262 making up 22.4% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations and open a retail store. Design and production expenses increased by $254,307 primarily due to the costs associated with expansion of the Company's sportswear collections, including the addition of a women's line of apparel and shoe product extension along with expenses associated with developing additional manufacturing sources.

     OTHER INCOME. Net interest and factor commission expense was $45,499 in the quarter ended October 31, 1998 compared $41,602 in the quarter ended October 31, 1997. The increase in this net expense is primarily due to increased bank borrowing by the Company's European subsidiary and reduced net interest income earned on invested cash balances. License and royalty income earned under licensing contracts totaled $93,732 for the three months ended October 31, 1998 compared to $53,775 for the three months ended October 31, 1997. The increase in license and royalty income was primarily due to increased sales volume of the Company's existing licensees. The Company experienced no significant gain or loss on foreign currency transactions in the quarter ended October 31, 1998 compared to a loss of $38,685 in the quarter ended October 31, 1997.

     INCOME TAXES. The Company recorded $930,000 of income tax expense in the three months ended October 31, 1998 and $600,000 in the three months ended October 31, 1997. Tax expense has been recorded at statutory rates.

     As a result of the foregoing factors, the Company had net income of $1,664,407 for the three months ended October 31, 1998 compared to $1,159,836 for the three months ended October 31, 1997.

RESULTS OF OPERATIONS
     SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1997
     NET SALES increased 47.2% in the six months ended October 31, 1998 to $43,756,937 from $29,727,619 in the six months ended October 31, 1997. For the first half of fiscal 1999 compared to the first half of fiscal 1998, net sales to the golf distribution channel increased 57.5% or $8,358,739 to $22,899,718, net sales to the corporate channel increased 63.1% or $5,238,747 to $13,542,713 and net sales to the specialty store channel increased 13.6% or $606,546 to $5,077,483. Other sales, including sales to the liquidation and international channels, decreased 7.2% or $174,714 to $2,237,023 for the six months ended October 31, 1998 compared to the same six month period of the previous year primarily due to reduced liquidation sales. Net sales in the golf distribution channel through the Company's European subsidiaries included in the golf figures increased 59.0% or $850,186 to $2,291,231.

     GROSS PROFIT increased in the six months ended October 31, 1998 to $18,551,607 from $12,105,330 in the six months ended October 31, 1997. Gross profit as a percentage of net sales was 42.4% for the first half of fiscal 1999 compared to 40.7% for the first half of fiscal 1998. The increase in gross profit margin in the first half of fiscal 1999 was primarily due to the Company's ability to negotiate lower production costs based on higher volumes.

     OPERATING EXPENSES increased to $14,845,018 in the six months ended October 31, 1998 from $9,601,221 in the six months ended October 31, 1997, and increased as a percentage of net sales to 33.9% in the first half of fiscal 1999 from 32.3% in the first half of fiscal 1998. The increase in operating expenses when expressed as a percentage of net sales reflects increased investments in senior management, brand promotion and distribution, systems, staffing and facilities in support of the Company's growth. Selling and handling expenses increased by $3,403,721 making up 64.9% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to a higher sales volume and a larger sales force. The Company also has increased its advertising expenditures and has incurred additional handling expenses associated with expanding its warehouse facility in Seattle and supporting the increase in sales volume. General and administrative expenses increased by $1,402,314 making up 26.7% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations. Design and production expenses increased by $437,762 primarily due to the costs associated with expansion of the Company's sportswear collections, including the addition of a women's line of apparel along with expenses associated with developing additional manufacturing sources.

     OTHER INCOME. Net interest and factor commission expense was $45,532 in the six months ended October 31, 1998 compared $52,683 in the six months ended October 31, 1997. The reduction in this net expense is primarily due to increased interest income earned on invested cash balances, mainly in the first quarter of fiscal 1999. License and royalty income earned under licensing contracts totaled $174,503 for the six months ended October 31, 1998 compared to $106,919 for the six months ended October 31, 1997. The increase in license and royalty income was primarily due to increased sales volume of the Company's existing licensees. The Company experienced no significant gain or loss on foreign currency transactions in the six months ended October 31, 1998 compared to a loss of $78,239 in the six months ended October 31, 1997.

     INCOME TAXES. The Company recorded $1,377,000 of income tax expense in the six months ended October 31, 1998 and $845,000 in the six months ended October 31, 1997. Tax expense has been recorded at statutory rates.

     As a result of the foregoing factors, the Company had net income of $2,458,560 for the six months ended October 31, 1998 compared to $1,635,106 for the six months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory. Working capital for the six months ended October 31, 1998 was funded primarily by profitable operations and collections of accounts receivable.

     Net cash used for operating activities was $2,272,237 for the six months ended October 31, 1998 compared to $20,394 for the six months ended October 31, 1997. For the six months ended October 31, 1998, cash was primarily provided by net income and by a net decrease in accounts receivable of $1,094,975. These were offset by an increase in inventory of $5,414,384 and an increase in prepaid expenses of $970,549. The reduction in accounts receivable is primarily seasonal in nature. The increase in inventory primarily relates to planned sales volume in the third quarter and the need for the Company to have a sufficient stock of products with multi-season appeal to service the Corporate sales channel and other expedited business. For the six months ended October 31, 1997, cash was primarily provided by net income and by a net decrease in accounts receivable of $1,785,683 which were offset by an increase in inventory of $867,648, a reduction in accounts payable and accrued liabilities of $2,527,937 and a reduction in income taxes payable of $738,972.

     Net cash used in investing activities of $2,454,459 for the six months ended October 31, 1998 was primarily attributable to investments in warehouse leasehold improvements and equipment totaling $332,000, in-store fixtures of $781,000, computer systems and equipment totaling $508,000, other furniture, equipment and leasehold improvements totaling $723,000 and investments in trademarks of $111,000. For the six months ended October 31, 1997, net cash used in investing activities was $896,312 and was primarily attributable to purchases of in-store fixtures totaling $206,000, investments in warehouse equipment and leasehold improvements totaling $281,000 and purchases of other furniture and equipment totaling $316,000 and investments in trademarks of $93,000.

     Net cash provided by financing activities for the six months ended October 31, 1998 was $2,062,802 compared to net cash used of $159,571 during the six months ended October 31, 1997. During the six months ended October 31, 1998, the Company sold 270,692 shares under its employee stock purchase plan and pursuant to the exercise of stock options and warrants, generating $1,691,412, increased its borrowing from banks by $532,617 and decreased its borrowing from the factor by $52,989. For the six months ended October 31, 1997, cash used for financing activities of $159,571 was primarily due to $231,831 generated by the sale of 66,780 shares of Common Stock under its employee stock purchase plan and pursuant to the exercise of stock options, offset by decreased borrowing from the factor totaling $314,091 and principal payments on capital leases totaling $77,311.

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $35.0 million line of credit and a loan agreement with Cooperatieve Rabobank "Huizen" B.A., for a $1.8 million line of credit which are more fully described in footnote four to the Company's financial statements on page seven hereof.

YEAR 2000
      The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. With the recent hire of a Chief Information Officer, the Company has developed and is implementing a company-wide plan which includes identifying all issues related to the impact of year 2000 on its internal systems, testing these systems and addressing deficiencies before March 31, 1999. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and believes that the total cost of such actions will be approximately $100,000. The Company estimates that it has completed approximately 65% of this effort and all costs incurred to date have been expensed. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology such as microcontrollers which are difficult to evaluate and repair.

     The Company has a fully integrated, real-time management information system that is specifically designed for the apparel industry. The system runs on a UNIX platform with IBM's RISC 6000 hardware. The Company has received assurances from the vendors for these systems that they are year 2000 compliant. The Company is developing a complete testing program for both systems to verify compliance and will complete this testing by March 1999. In the event these systems fail the testing program, the Company's existing information technology staff will arrange for the assistance of outside professionals to remedy the deficiencies. Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address all year 2000 issues.

     The Company is in the process of identifying and working with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems may affect the Company's systems or otherwise impact operations. The Company has received assurances from the majority of its significant suppliers, but cannot definitively determine that all major suppliers will reach a year 2000-ready status that will ensure no disruption of business. Although the Company has no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case scenario would entail production disruption due to the inability of a number of its suppliers to obtain raw materials or components, or encounter transportation or communications problems affecting delivery of products to the Company. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. Contingency plans for suppliers and systems are under development and are expected to be complete by May, 1999.

PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on September 23, 1998. Out of the Company's 5,427,756 shares of Common Stock entitled to vote at the meeting, 4,788,848 were represented, either in person or by proxy.

          Proposal Number 1 -  Election of Directors

          NOMINEE                         FOR               AGAINST
          -------                         ---               -------
          Frances M Conley          4,768,888                19,960
          Larry C. Mounger          4,764,738                24,110

         Proposal Number 2 -  Ratification of Appointment of Auditors

                                        VOTES
                                        -----
          For                       4,748,875
          Against                       3,623
          Withheld                     36,350

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits

          Exhibit 10.16  Stock Bonus Plan, filed herewith

          Exhibit 10.17 Lease dated August 11, 1998 between Pine Street Development L.L.C. and Cutter & Buck Inc., filed herewith

          Exhibit 10.18 Lease dated April 15, 1998 between Whitmac Company and Cutter & Buck Inc., filed herewith


          b)   Reports on Form 8-K

               On November 20, 1998, the Company filed a Form 8-K covering the adoption of a Shareholder Rights Plan. The terms of the Rights Plan provide for a dividend of one Right for each outstanding share of Cutter & Buck Inc. Common Stock to holders of record at the close of business on December 7, 1998. The Rights will generally become exercisable if an acquiring party accumulates 20% or more of Cutter & Buck's voting stock, or if a party announces an offer to acquire 20% or more of Cutter & Buck's voting stock. The Rights will expire on December 7, 2008. Each Right will entitle the holder (other than the acquiring party) to buy, at a 50% discount, Preferred Stock having an economic value equal to one full share of the Company's Common Stock. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase shares in an "acquiring entity" at half of their market value.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CUTTER & BUCK INC.
                                        ---------------------------------------
                                        (Registrant)



Dated: December 15, 1998               By  /s/ Stephen S. Lowber
                --                       --------------------------------------
                                                  Stephen S. Lowber
                                                  Vice-President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)