Form 10-Q
period 1999-01-31
CUTTER & BUCK INC
filed 1999-03-16
CIK 948069

         --------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1999
                                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

         --------------------------------------------------------------------

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

                                 Yes     X        No
                                    -----------     ----------

      The number of shares of Common Stock of the registrant outstanding as of
                           March 10, 1999 was 5,531,352.

                                 CUTTER & BUCK INC.

                           Quarterly Report on Form 10-Q
                       For the Quarter Ended January 31, 1999


                                        INDEX

PART I - FINANCIAL INFORMATION                                             PAGE


       Item 1.   Financial Statements (unaudited):

                 Condensed Balance Sheets                                   3

                 Condensed Statements of Income                             4

                 Condensed Statements of Cash Flows                         5

                 Notes to Condensed Financial Statements                    6

       Item 2.   Management's Discussion and Analysis of Financial          9
                 Condition and Results of Operations


PART II - OTHER INFORMATION

       Item 1.   Legal Proceedings                                         14

       Item 2.   Changes in Securities                                     15

       Item 3.   Defaults Upon Senior Securities                           15

       Item 4.   Submission of Matters to a Vote of Security Holders       15

       Item 5.   Other Information                                         15

       Item 6.   Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                                 16

PART 1 - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

                                CUTTER & BUCK INC.
                                  BALANCE SHEETS


                         ASSETS

                                                            April 30,     January 31,
                                                              1998            1999
                                                        -------------    -------------
                                                                           (Unaudited)

Current Assets:
    Cash                                                  $7,589,731       $3,948,132
    Accounts receivable, net of allowances for
       doubtful accounts and returns and allowances
       of $1,187,813 at April 30, 1988 and $1,625,867
       at January 31, 1999                                20,216,721       18,212,744
    Inventories                                           13,247,892       27,662,224
    Deferred income taxes                                    782,545          782,545
    Prepaid expenses and other current assets              1,502,634        3,356,922
                                                        -------------    -------------
            Total current assets                          43,339,523       53,962,567

Furniture and equipment, net                               4,568,515        7,694,276
Other assets                                                 236,329          315,611
                                                        -------------    -------------
            Total assets                                 $48,144,367      $61,972,454
                                                        -------------    -------------
                                                        -------------    -------------

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                      $5,110,405       $7,333,315
    Accrued liabilities                                    1,606,994        2,154,983
    Income taxes payable                                   1,498,720          566,684
    Current portion of loans payable to bank                 486,913        1,820,764
    Current portion of capital lease obligations             194,040          223,253
                                                        -------------    -------------
        Total current liabilities                          8,897,072       12,098,999

Capital lease obligations, net of current portion            626,682          985,342
Note payable to bank, net of current portion                       0        5,000,000

Shareholders' equity:
     Common stock, no par value: 25,000,000 shares
        authorized: 5,250,796 issued and outstanding
        at April 30, 1998 and 5,531,352 at January 31,
        1999                                              30,577,648       32,402,207
     Retained earnings                                     8,168,003       11,595,280
     Currency translation adjustment                        (125,038)        (109,374)
                                                        -------------    -------------
         Total shareholders' equity                       38,620,613       43,888,113
                                                        -------------    -------------
         Total liabilities and shareholders' equity      $48,144,367      $61,972,454
                                                        -------------    -------------
                                                        -------------    -------------

                           See accompanying notes.

                                CUTTER & BUCK INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Three months ended                Nine months ended
                                    ------------------------------    -----------------------------
                                      January 31,      January 31,      January 31,     January 31,
                                         1998             1999             1998           1999
                                    -------------    --------------   -------------   -------------
Net sales                            $14,150,826       $23,148,465     $43,878,445     $66,905,402
Cost of sales                          8,198,621        13,256,025      25,820,910      38,461,355
                                    -------------    --------------   -------------   -------------
Gross profits                          5,952,205         9,892,440      18,057,535      28,444,047
Operating expenses:
    Design and production                582,953           706,363       1,605,743       2,166,915
    Selling and handling               2,944,997         5,398,261       8,826,182      14,683,167
    General and administrative         1,435,243         2,275,476       4,132,489       6,375,036
                                    -------------    --------------   -------------   -------------
        Total operating expenses       4,963,193         8,380,100      14,564,414      23,225,118
                                    -------------    --------------   -------------   -------------

Operating income                         989,012         1,512,340       3,493,121       5,218,929

Other income (expense):
    Factor commission and
      interest expense, net of
      interest income                    (41,981)          (83,672)        (94,664)       (129,204)
    License and royalty income,
      net of other expense                75,857            90,849         104,537         265,352
                                    -------------    --------------   -------------   -------------
      Total other income                  33,876             7,177           9,873         136,148
                                    -------------    --------------   -------------   -------------

Income before income taxes             1,022,888         1,519,517       3,502,994       5,355,077
Income taxes                            (350,000)         (550,800)     (1,195,000)     (1,927,800)
                                    -------------    --------------   -------------   -------------

Net income                             $672,888           $968,717      $2,307,994      $3,427,277
                                    -------------    --------------   -------------   -------------
                                    -------------    --------------   -------------   -------------
    Basic net income per share            $0.13              $0.18           $0.44           $0.63
                                    -------------    --------------   -------------   -------------
                                    -------------    --------------   -------------   -------------
    Diluted net income per share          $0.12              $0.17           $0.42           $0.60
                                    -------------    --------------   -------------   -------------
                                    -------------    --------------   -------------   -------------

    Shares used in computation of:
       Basic net income per share     5,227,291          5,526,148       5,230,896       5,455,206
                                    -------------    --------------   -------------   -------------
                                    -------------    --------------   -------------   -------------
       Diluted net income per share   5,526,676          5,573,591       5,505,589       5,696,405
                                    -------------    --------------   -------------   -------------
                                    -------------    --------------   -------------   -------------


                           See accompanying notes.

                                CUTTER & BUCK INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              Nine months ended
                                                         -----------------------------
                                                          January 31,     January 31,
                                                             1998           1999
                                                         -------------   -------------


OPERATING ACTIVITIES
Net income                                                 $2,307,994      $3,427,277
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
        Depreciation and amortization                       1,005,185       1,579,877
        Changes in assets and liabilities:
             Receivables, net                               3,278,227       2,026,328
             Inventories                                   (2,915,775)    (14,414,332)
             Prepaid expenses and other
                current assets                               (160,350)     (1,854,288)
             Accounts payable and accrued liabilities      (1,503,168)      2,770,899
             Income taxes payable                            (887,632)       (932,036)
                                                         -------------   -------------
Net cash provided by (used in) operating activities         1,124,481      (7,396,275)

INVESTING ACTIVITIES
Purchases of furniture and equipment                       (1,579,208)     (4,123,778)
Increase in trademarks and patents                            (68,656)        (92,292)
                                                         -------------   -------------
Net cash used in investing activities                      (1,647,864)     (4,216,070)

FINANCING ACTIVITIES
Proceeds from notes payable to bank                           420,825       6,333,851
Payments under capital lease obligations                     (124,565)       (180,977)
Net decrease in advances from factor                         (172,491)        (22,351)
Issuance of common stock                                      304,243       1,824,559
                                                         -------------   -------------
Net cash provided by financing activities                     428,012       7,955,082

Effects of foreign exchange rate changes on cash             (117,334)         15,664

                                                         -------------   -------------
Net decrease in cash                                         (212,705)     (3,641,599)
Cash, beginning of period                                   7,441,717       7,589,731
                                                         -------------   -------------
Cash, end of period                                        $7,229,012      $3,948,132
                                                         -------------   -------------
                                                         -------------   -------------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                      $91,096        $264,999
                                                         -------------   -------------
                                                         -------------   -------------
Cash paid during the period for income taxes               $2,084,500      $2,859,836
                                                         -------------   -------------
                                                         -------------   -------------
Noncash financing and investing activities:
    Equipment acquired with capital leases                   $335,022        $568,850
                                                         -------------   -------------
                                                         -------------   -------------

                           See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended January 31, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 1998, included in the Company's filing on Form 10-K.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     JANUARY 31,                  JANUARY 31,
                                                  1998         1999           1998           1999
                                              -----------   ----------     ----------     ----------
Numerator for basic and diluted earnings
  per share:
     Net income                               $   672,888   $  968,717     $2,307,994     $3,427,277
                                              -----------   ----------     ----------     ----------
                                              -----------   ----------     ----------     ----------

Denominator:
  Denominator for basic earnings per
  share - weighted-average shares              5,227,291     5,526,148      5,230,896      5,455,206

  Effect of dilutive securities:
     Stock options                               299,385       227,443        274,693        241,199

  Denominator for diluted earnings
  per share                                    5,526,676     5,753,591      5,505,589      5,696,405

Basic earnings per share                      $     0.13    $     0.18     $     0.44     $     0.63
                                              -----------   ----------     ----------     ----------
                                              -----------   ----------     ----------     ----------

Diluted earnings per share                    $     0.12    $     0.17     $     0.42     $     0.60
                                              -----------   ----------     ----------     ----------
                                              -----------   ----------     ----------     ----------

3.   ACCOUNTS RECEIVABLE

     Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, non-recourse basis and a portion on a recourse basis. The Company is permitted to receive advances from the European factor against uncollected amounts factored. Accounts receivable consisted of the following:

                                                      April 30, 1998           January 31, 1999
                                                      --------------           ----------------
          Unmatured receivables:
             Nonrecourse                                $  2,622,705               $    695,061
             With recourse                                 1,945,238                  1,243,208
          Matured receivables                                290,112                     69,935
          Advances                                          (751,214)                  (728,863)
                                                        ------------               ------------
                 Due from factor                           4,106,841                  1,279,341
          Non-factored receivables                        17,297,693                 18,559,270
          Allowance for doubtful accounts and reserve
             for sales returns and allowances             (1,187,813)                (1,625,867)
                                                        ------------               ------------
                                                        $ 20,216,721               $ 18,212,744
                                                        ------------               ------------
                                                        ------------               ------------

4.   LINE OF CREDIT

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $30.0 million revolving line of credit and a $5.0 million term credit facility. The Western Bank revolving line of credit is to be used for international letters of credit, working capital advances of up to $25.0 million and fixed asset purchases of up to $5.0 million. Interest on borrowings is charged and payable monthly at The Wall Street Journal Prime rate or an alternative fixed rate of LIBOR plus 2.0%. The first $10.0 million of direct debt is granted on an unsecured basis. Direct debt in excess of $10.0 million is secured by a first lien perfected security interest in the Company's inventory and accounts receivable. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio and a maximum ratio of long term funded debt to earnings. Western Bank and Republic Business Credit Corp., the Company's factor in the United States, have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At January 31, 1999, letters of credit outstanding against this line of credit totaled $23,518,925. There were no working capital advances and $5,000,000 had been advanced against the term credit facility. The term loan bears interest at a fixed rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of years 2000 through 2004. The final principal payment of $1,428,571 is due in August 2005.

     On March 9, 1999 the Company received a commitment from Western Bank to increase the Company's revolving line of credit to $40.0 million with an expiration of August 1, 2000. The commitment adds to the existing covenants a maximum annual capital expenditures limit and the full $40.0 million is to be secured by the Company's inventory and accounts receivable.

     The Company's European subsidiary has a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.6 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.95% at January 31, 1999). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $3.4 million and subordination of $2.7 million of intercompany debt. At January 31, 1999, letters of credit outstanding against this line of credit totaled $773,652 and working capital advances totaled $1,820,764.

5.   SHAREHOLDERS' EQUITY

     The Company has four stock incentive plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 875,313 shares of Common Stock and the granting of shares of restricted stock to these individuals as well as consultants or advisors of the Company. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options or shares granted under the 1997 stock incentive plan are subject to terms established by the Compensation Committee of the Board of Directors and generally provide for vesting of options over a four-year period with vesting at 25% each year. Options granted under these plans expire after 10 years and have been granted at fair market value on the date of grant. At January 31, 1999, options to purchase 473,119 shares of common stock were outstanding under these plans, of which options to purchase 126,684 shares were exercisable. At January 31, 1999, 118,901 shares under these plans remained available for future grant.

     In August 1998, the Company established a stock bonus plan whereby officers and key employees may be granted restricted stock. The plan provides for the issuance of not more than 25,000 shares of restricted stock which vest while the participant is an employee of the Company over a two-year period, with 25% of such shares vesting every six months from the date of grant. As of January 31, 1999, 6,799 shares of restricted stock have been granted, leaving 18,201 shares available for future grant.

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

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        JANUARY 31,                  JANUARY 31,
                                                    1998           1999           1998          1999
                                                ----------     ----------     ----------     ----------
Net income                                      $  672,888     $  968,717     $2,307,994     $3,427,277
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------
Foreign currency translation adjustments           (91,295)      (113,844)      (117,334)        15,664
                                                ----------     ----------     ----------     ----------
Comprehensive income                            $  581,593     $  854,873     $2,190,660     $3,442,941
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------

7.   CONTINGENCIES

     The Company has been named as defendant in two lawsuits related to its sourcing of garments manufactured in Saipan. The first, DOES V. THE GAP, INC., ET.AL., was filed on behalf of an alleged class of garment factory workers located in Saipan, and generally alleges that the defendants have conspired to control unlawful "sweatshop" conditions constituting peonage and involuntary servitude. The second, UNITE V. THE GAP, INC., ET.AL., was filed by a union and three public interest groups, and generally alleges that the defendants engaged in various unlawful business acts and practices. The Company has not yet responded to either of these actions, but intends to defend itself vigorously.

    The Company is also party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse impact on the Company's future financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD LOOKING INFORMATION. SPECIFICALLY, THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY ANY FORWARD LOOKING INFORMATION. THOSE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND EXTENSION ACTIVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEFEND ITSELF IN LAWSUITS, COMPETITION, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING A RETAIL LOCATION, THE SUCCESSFUL IMPLEMENTATION OF THE COMPANY'S YEAR 2000 COMPLIANCE INITIATIVE, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS. FINALLY, THERE MAY BE OTHER FACTORS NOT MENTIONED ABOVE OR INCLUDED IN THE COMPANY'S SEC FILINGS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING INFORMATION.

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


RESULTS OF OPERATIONS
     THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1998
     NET SALES increased 63.6% in the three months ended January 31, 1999 to $23,148,465 from $14,150,826 in the three months ended January 31, 1998. For the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, net sales to the golf distribution channel increased 63.8% or $4,083,964 to $10,485,243, net sales to the corporate channel increased 89.8% or $3,558,682 to $7,520,210, and net sales to the specialty store channel increased 29.2 % or $633,008 to $2,801,516. Other sales, including through Company-owned retail stores and sales to the liquidation and international channels, increased 44.5% or $721,985 to $2,341,496, for the three months ended January 31, 1999 compared to the same three month period of the previous year. Net sales to the golf distribution channel made through the Company's European subsidiaries increased 132.8% or $479,492 to $840,469.

     GROSS PROFIT increased in the three months ended January 31, 1999 to $9,892,440 from $5,952,205 in the three months ended January 31, 1998. Gross margin was 42.7% for the third quarter of fiscal 1999 compared to 42.1% for the third quarter of fiscal 1998. The increase in gross margin in the third quarter of fiscal 1999 was primarily due to the Company's ability to negotiate lower production costs from manufacturers based on higher volumes.

     OPERATING EXPENSES increased to $8,380,100 in the three months ended January 31, 1999 from $4,963,193 in the three months ended January 31, 1998, and increased as a percentage of net sales to 36.2% in the third quarter of fiscal 1999 from 35.1% in the third quarter of fiscal 1998. The increase in operating expenses when expressed as a percentage of net sales reflects increased investments in senior management, brand promotion, distribution systems, information systems, staffing and facilities in support of the Company's growth. Selling and handling expenses increased by $2,453,264 making up 71.8% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to a higher sales volume and a larger sales force. The Company also has increased its advertising expenditures and has incurred additional handling expenses associated with expanding its warehouse facility in Seattle and supporting the increase in sales volume and inventory levels. General and administrative expenses increased by $840,233 making up 24.6% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations and open a retail store. Design and production expenses increased by $123,410 primarily due to the costs associated with expansion of the Company's sportswear collections, including the addition of a line of golf shoes and a women's line of apparel, along with expenses associated with identifying and developing additional manufacturing sources.

     OTHER INCOME. Net interest and factor commission expense was $83,672 in the quarter ended January 31, 1999 compared to $41,981 in the quarter ended January 31, 1998. The increase is primarily due to increased bank borrowings. License and royalty income earned under licensing contracts, net of other expense, totaled $90,849 for the three months ended January 31, 1999, compared to $75,857 for the three months ended January 31, 1998. The increase in license and royalty income was primarily due to increased contractual minimums. The Company recorded no gain or loss on foreign currency transactions in the quarter ended January 31, 1999, compared to a gain of $17,542 in the quarter ended January 31, 1998.

     INCOME TAXES. The Company recorded $550,800 of income tax expense in the three months ended January 31, 1999 and $350,000 in the three months ended January 31, 1998. Tax expense has been recorded at statutory rates.

     NET INCOME. As a result of the foregoing factors, the Company had net income of $968,717 for the three months ended January 31, 1999 compared to $672,888 for the three months ended January 31, 1998.

     NINE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH NINE MONTHS ENDED JANUARY 31, 1998
    NET SALES increased 52.5% in the nine months ended January 31, 1999 to $66,905,402 from $43,878,445 in the nine months ended January 31, 1998. For the first three quarters of fiscal 1999 compared to the first three quarters of fiscal 1998, net sales to the golf distribution channel increased 59.4% or $12,442,703 to $33,384,961, net sales to the corporate channel increased 71.7% or $8,797,429 to $21,062,923 and net sales to the specialty store channel increased 18.7% or $1,239,554 to $7,878,999. Other sales, including Company-owned retail and sales to the liquidation and international channels, increased 13.6% or $547,271 to $4,578,519 for the nine months ended January 31, 1999 compared to the same nine month period of the previous year. Net sales in the golf distribution channel through the Company's European subsidiaries included in the golf figures increased 73.8% or $1,329,678 to $3,131,700.

     GROSS PROFIT increased in the nine months ended January 31, 1999 to $28,444,047 from $18,057,535 in the nine months ended January 31, 1998. Gross margin was 42.5% for the first three quarters of fiscal 1999 compared to 41.2% for the first three quarters of fiscal 1998. The increase in gross margin in the first three quarters of fiscal 1999 was primarily due to the Company's ability to negotiate lower production costs from manufacturers based on higher volumes.

     OPERATING EXPENSES increased to $23,225,118 in the nine months ended January 31, 1999 from $14,564,414 in the nine months ended January 31, 1998, and increased as a percentage of net sales to 34.7% in the first three quarters of fiscal 1999 from 33.2% in the first three quarters of fiscal 1998. The increase in operating expenses when expressed as a percentage of net sales reflects increased investments in senior management, brand promotion, distribution systems, information systems, staffing and facilities in support of the Company's growth. Selling and handling expenses increased by $5,856,985 making up 67.6% of the overall increase in operating expenses. The majority of the increase in selling and handling expenses was due to increased sales commissions, staffing costs and travel related to higher sales volume and a larger sales force. The Company also has increased its advertising expenditures and has incurred additional handling expenses associated with expanding its warehouse facility in Seattle and supporting the increase in sales volume and inventory levels. General and administrative expenses increased by $2,242,547 making up 25.9% of the overall increase in operating expenses. The majority of the increase in general and administrative expenses was due to increased staffing costs, professional fees and other operating costs to support expanded operations. Design and production expenses increased by $561,172 primarily due to the costs associated with expansion of the Company's sportswear collections, including the addition of a line of golf shoes and a women's line of apparel, along with expenses associated with identifying and developing additional manufacturing sources.

     OTHER INCOME. Net interest and factor commission expense was $129,204 in the nine months ended January 31, 1999 compared to $94,664 in the nine months ended January 31, 1998. The increase is primarily due to increased bank borrowings. License and royalty income earned under licensing contracts net of other expense totaled $265,352 for the nine months ended January 31, 1999, compared to $104,537 for the nine months ended January 31, 1998. The increase in license and royalty income was primarily due to increased contractual minimums. The Company reported no gain or loss on foreign currency transactions in the nine months ended January 31, 1999, compared to a loss of $60,697 in the nine months ended January 31, 1998.

     INCOME TAXES. The Company recorded $1,927,800 of income tax expense in the nine months ended January 31, 1999 and $1,195,000 in the nine months ended January 31, 1998. Tax expense has been recorded at statutory rates.

     NET INCOME. As a result of the foregoing factors, the Company had net income of $3,427,277 for the nine months ended January 31, 1999 compared to $2,307,994 for the nine months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary need for funds is to finance working capital associated with growth in sales volume, specifically accounts receivable and finished goods inventory, and to finance long-term capital acquisitions.

     Net cash used for operating activities was $7,396,275 for the nine months ended January 31, 1999 compared to cash generated of $1,124,481 for the nine months ended January 31, 1998. For the nine months ended January 31, 1999, cash was primarily provided by net income and by a net decrease in accounts receivable of $2,026,328. These were offset by an increase in inventory of $14,414,332 and an increase in prepaid expenses of $1,854,288. The reduction in accounts receivable is primarily seasonal in nature. The increase in inventory primarily relates to planned sales volume in the fourth quarter and the need to have a sufficient stock of products with multi-season appeal to service the corporate sales channel and other expedited business. For the nine months ended January 31, 1998, cash was primarily provided by net income and by a net decrease in accounts receivable of $3,278,227 which were offset by an increase in inventory of $2,915,775, a reduction in accounts payable and accrued liabilities of $1,503,168 and a reduction in income taxes payable of $887,632.

     Net cash used in investing activities of $4,216,070 for the nine months ended January 31, 1999 was primarily attributable to investments in warehouse leasehold improvements and equipment totaling $449,112, in-store fixtures of $1,234,852, Company-owned retail store fixtures and leasehold improvements totaling $660,164, computer systems and equipment totaling $834,008, other furniture and equipment totaling $249,117, other leasehold improvements totaling $696,525 and investments in trademarks of $92,292. For the nine months ended January 31, 1998, net cash used in investing activities was $1,647,864 and was primarily attributable to purchases of in-store fixtures totaling $444,154, investments in warehouse equipment and leasehold improvements totaling $237,845, computer equipment and systems totaling $528,111, purchases of other furniture and equipment totaling $369,098 and investments in trademarks of $68,656.

     Net cash provided by financing activities for the nine months ended January 31, 1999 was $7,955,082 compared to $428,012 during the nine months ended January 31, 1998. During the nine months ended January 31, 1999, the Company generated $1,824,559 through the sale of 280,556 shares under its employee stock purchase plan and pursuant to the exercise of stock options and warrants, increased its borrowing from banks by $6,333,851, made principal payments on capital leases of $180,977, and decreased its borrowing from the factor by $22,351. For the nine months ended January 31, 1998, cash used for financing activities of $428,012 was primarily due to $304,243 generated by the sale of 78,780 shares of Common Stock under its employee stock purchase plan and pursuant to the exercise of stock options, increased borrowing from the bank of $420,825, offset by decreased borrowing from the factor totaling $172,491 and principal payments on capital leases totaling $124,565.

     The Company has a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $35.0 million line of credit and a loan agreement with Cooperatieve Rabobank "Huizen" B.A., for a $3.6 million line of credit which are more fully described in footnote four to the Company's financial statements on page seven hereof.

YEAR 2000
     The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. The Company has developed and is implementing a company-wide plan which includes identifying all significant issues related to the impact of year 2000 on its internal systems, testing these systems and addressing deficiencies before May 31, 1999. The Company expects to successfully implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and believes that the total cost of such actions will be approximately $100,000. The Company estimates that it has completed approximately 80% of this effort and all costs incurred to date have been expensed. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology such as microcontrollers which are difficult to evaluate and repair.

     The Company has a fully integrated, real-time management information system that is specifically designed for the apparel industry. The system runs on a UNIX platform with IBM's RISC 6000 hardware. The Company has received assurances from the vendors for these systems that they are year
2000 compliant. The Company is developing a complete testing program for both systems to verify compliance and will complete this testing by May 1999. In the event these systems fail the testing program, the Company's existing information technology staff will arrange for the assistance of outside professionals to remedy the deficiencies. Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address all year 2000 issues.

     The Company is in the process of identifying and working with its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues when their systems may affect the Company's systems or otherwise impact operations. The Company has received assurances from the majority of its significant suppliers, but cannot definitively determine that all major suppliers will reach a year 2000-ready status that will ensure no disruption of business. Although the Company has no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case scenario would entail production disruption due to the inability of a number of its suppliers to obtain raw materials or components, or encounter transportation or communications problems affecting delivery of products to the Company.
The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. Contingency plans for suppliers and systems are under development and are expected to be complete by May 1999.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company has been named as defendant in two lawsuits related to its
sourcing of garments manufactured in Saipan.   The Company has not yet responded
to either of the following actions, but intends to defend itself vigorously.

     DOES V. THE GAP, INC., ET.AL., U.S. District Court for the Central District of California (Case No. 99-00329 CAS), was filed on January 13, 1999 against the Company, 16 U.S.-based clothing designers and retailers and 11 clothing manufacturers located on the Island of Saipan. That cause of action was filed on behalf of an alleged class of garment factory workers located on the Island of Saipan, and generally alleges that the defendants have conspired to control unlawful "sweatshop" conditions constituting peonage and involuntary servitude. The cause of action asserts claims based on alleged violations of the Racketeer-Influenced and Corrupt Organizations Act, the U.S. Anti-Peonage Act and the Law of Nations and Treaties of the United States, and a claim for peonage and involuntary servitude. Damages sought include injunctive relief and an unspecified amount of damages, including treble and punitive damages, interest and attorneys fees.

     UNITE V. THE GAP, INC., ET.AL., Superior Court of the State of California, County of San Francisco (Case No. 300474), was filed on January 13, 1999 against the Company and 17 U. S.-based clothing retailers. That cause of action was filed by a union (the Union of Needletrades Industrial and Textile Employees, AFL-CIO) and three public interest groups (Global Exchange, Sweatshop Watch and Asian Law Caucus), and generally alleges that the defendants engaged in various unlawful business acts and practices, including: violation of federal "hot goods" laws by shipping, transporting, delivering or selling garments manufactured in violation of federal labor laws; misleading advertising; misleading labeling; and misrepresenting to the buying public the circumstances under which the garments they had sold were manufactured. Damages sought include injunctive relief and unspecified amounts for restitution, disgorgement of profits, interest and attorney's fees.

     The Company is also a party to other legal proceedings involving routine litigation incidental to the business of the Company.

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     a)        Exhibits

               None


     b)        Reports on Form 8-K

               None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CUTTER & BUCK INC.
                                           -------------------------
                                             (Registrant)



Dated: March 15, 1999                 By /s/ Stephen S. Lowber
                                             -------------------------
                                             Stephen S. Lowber
                                             Vice-President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)