Form 10-K405
period 1999-04-30
CUTTER & BUCK INC
filed 1999-06-21
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/405
                                ---------------

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED APRIL 30, 1999 OR

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

                          2701 FIRST AVENUE, SUITE 500
                           SEATTLE, WASHINGTON 98121
          (Address of principal executive offices, including zip code)

                                 (206) 622-4191
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                              Title of Each Class
                            ------------------------

                           Common Stock, No Par Value
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value as of June 17, 1999 of the voting stock held by non-affiliates of the registrant was approximately $156,146,141. As of such date, there were 8,312,236 shares outstanding of the Registrants Common Stock, no par value per share.

    Documents incorporated by reference:

(1) Portions of the registrant's definitive 1999 Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

OVERVIEW

    We design and market distinctive upscale sportswear and outerwear under the Cutter & Buck brand. We sell our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Our goal is to become one of the most recognized and respected brands of sportswear and outerwear in the world. Our products feature distinctive, comfortable designs and rich detailing and predominantly utilize natural fiber textiles. We merchandise our products as lifestyle collections targeted to men and women who seek classic American styles inspired by golf and our Pacific Northwest heritage. In addition to the growing national interest in the game of golf, we benefit from the trend toward casual dress in the workplace. We have grown net sales from $13.4 million in fiscal 1995 to $107.3 million in fiscal 1999 and net income from $239,000 in fiscal 1995 to $8.0 million in fiscal 1999.

COMPANY STRENGTHS

    We believe that the following strengths have contributed to our success and provide us with a competitive advantage:

    - DISTINCTIVE, QUALITY PRODUCTS Our garments feature comfort, high-quality materials and manufacturing and original Cutter & Buck designs. We use fine-gauge combed cotton, virgin wools and performance microfibers, with unique trims, distinctive colors and special fabric finishes. Each season, we source new fabrications from our worldwide sourcing partners and introduce new collections unique to our industry.

    - UPSCALE BRAND IDENTITY Cutter & Buck is a nationally recognized premium lifestyle brand, built on quality products and strong imagery. Our marketing themes revolve around golf, tennis, fly fishing and other sporting pursuits appealing to many of our target customers. We reinforce our upscale brand image at the store level with specialized fixturing that presents our lines as distinctive collections.

    - SELECTIVE DISTRIBUTION STRATEGY To protect the integrity of the Cutter & Buck brand and ensure a high level of customer service, we predominantly distribute our products through golf pro shops and resorts, corporate sales accounts and better specialty stores, including our company-owned retail store in Seattle, Washington. We believe that these channels complement one another, since they target a similar consumer base and use similar merchandising and pricing practices that generally feature Cutter & Buck as a leading premium apparel brand.

    - DEDICATED SALES FORCE As our account base and sales have grown, so has the size and exclusivity of our sales force. As of June 15, 1999, we employ 112 salespeople who present seasonal collections to buyers, design in-store fixturing and merchandising with store owners and service accounts year round. We believe that our business is relationship-driven and having our own sales force enables us to grow in partnership with our accounts.

    - STRONG OPERATIONAL SKILLS One of our competitive strengths is our ability to manage a highly complex business. We create new collections twice a year, source hundreds of individual products annually from a total of 35 factories in 13 different countries and sell to approximately 7,500 accounts worldwide. Our management team comprises apparel industry veterans in design, merchandising, manufacturing, marketing, sales and distribution. Our infrastructure has been carefully developed to meet the needs of customers in every market we serve.

GROWTH STRATEGY

    We intend to enhance our reputation as a leading, premium sportswear and outerwear brand in the men's and women's casual apparel market and to continue our strong and profitable sales growth in all of our selected distribution channels. Key elements of our growth strategy include:

    - GOLF PRO SHOPS AND RESORTS We sell products to approximately 3,800 of the estimated 15,000 golf pro shops in the United States. We intend to continue our strategy of selectively growing the number of accounts we serve by focusing on the approximately 5,200 golf courses that sell high quality apparel and that have greens fees which are $30 per round or higher. We also intend to grow our average order size per account as our fixturing program extends to more shops, our women's line and other product extensions become a larger part of our sales and our brand recognition increases. With over 400 new golf courses being built every year in the United States, we believe our core channel of distribution is growing.

    - CORPORATE ACCOUNTS Many corporations around the world choose Cutter & Buck for their sportswear needs due to our strong brand recognition in golf pro shops and resorts and in better specialty stores. These needs include apparel for company outings, special awards and other non-traditional marketing programs. Corporate sales represent the fastest growing area of our business, and we intend to grow this segment by broadening our target base of companies directly and through third party relationships with promotional products companies. We service our corporate accounts with a dedicated sales force, in-house embroidery expertise and a substantial investment in our CLASSICS inventory to facilitate responsiveness to customer requests.

    - BETTER SPECIALTY STORES We currently sell our products to approximately 750 of the 3,500 better speciality store accounts that we believe are suitable Cutter & Buck customers. We believe our penetration of this channel is well below the brand's long-term potential. Due to our careful distribution strategy, our products are desired by specialty stores seeking to differentiate themselves from broadline department stores. To service these customers, we have hired additional sales representatives and have recently opened showrooms in apparel centers in Dallas, San Antonio and Atlanta and expanded our New York showroom. We believe that we will become an increasingly important resource to these stores as our brand awareness grows and our women's line gains acceptance.

    - INTERNATIONAL MARKETS International markets are receptive to American lifestyle apparel brands. We believe we can emulate the success of our domestic distribution strategy in Europe and in other foreign markets. We service most of our international markets through distributors and licensees. However, we have set up wholly-owned subsidiaries in Europe in recognition of the potential of the European market and to better control the growth of our distinctive U.S. lifestyle brand in this region.

    - RETAIL We opened our flagship store in October 1998 in Seattle, Washington. The 3,300 square foot store offers a compelling assortment of our products to the upscale casual wear consumer in a relaxed, friendly environment. The store showcases our men's, women's and footwear collections as well as tournament-licensed Cutter & Buck merchandise from the U. S. Open, PGA Championship and Ryder Cup. We believe that there are opportunities for Cutter & Buck stores in a number of metropolitan markets in the United States. Accordingly, we will seek to open a limited number of additional stores in fiscal 2000 and beyond. While providing another channel of distribution, our stores will also showcase the Cutter & Buck brand to a wider audience.

    - WOMEN'S WEAR AND NEW PRODUCT EXTENSIONS We introduced our women's wear line in summer 1998. We believe that we can make women's wear an important part of our growth strategy in all of our distribution channels. For fall 1999, we offered 290 women's FASHION style/colorways.

      In our fall 2000 line to be released in July 1999, we will offer 621 women's FASHION style/ colorways. To support this effort, we employ a separate women's merchandise and design team and have established an exclusive sales force to sell our women's apparel products to specialty retail stores. In June 1999, we shipped our first men's and women's golf shoes to golf pro shops and resorts. We believe that this category and others, such as casual footwear, weekend luggage, small leather goods and headwear represent product extensions that could augment our Cutter & Buck lifestyle brand and lead to additional revenues within our existing distribution channels.

    Successful implementation of our business strategy requires us to manage our growth. To manage growth effectively, we will need to continue to implement changes in certain aspects of our business, enhance our information systems and operations to respond to increased demand, attract and retain qualified personnel, and develop, train and manage an increasing number of management-level and other employees. Growth could place an increasing strain on our management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed.

MARKET

    According to industry estimates, net sales of apparel at retail were $177 billion in 1998, with $54.3 billion and $92.6 billion spent on men's and women's apparel, respectively. Sportswear represents a growing portion of consumers' wardrobes as a result of a trend toward greater acceptance of relaxed standards of dress in the workplace. For example, we estimate that sales in our segment of the men's apparel market grew 14.5% from 1996 to 1998 while the overall men's apparel market increased 10.0% in the same period.

    Our target consumers are sports-minded professional men and women who like casual, high-quality and distinctively styled apparel that reflects an active lifestyle. Since we believe that many of these busy professionals prefer to spend their limited free time pursuing sports and recreational activities, we have developed our distribution strategy to ensure that our products are available in these locations, as well as selected traditional retail outlets.

PRODUCTS

    We design industry-leading products in-house which feature high-quality materials, such as fine-gauge combed cotton, virgin wools and performance microfibers and are finished with unique trims, special fabric finishes and washes and extra needlework. They are manufactured in factories selected for their ability to ensure quality in the production process.

    Our designs incorporate distinctive, clear colors and are merchandised as color- and design-coordinated collections rather than isolated categories. We offer two collections a year, spring and fall, composed of a FASHION line and a complementary CLASSICS line. CLASSICS are predominantly solid-color garments with multi-season appeal. We rely on the styling, detailing, color and quality of our fabrics to distinguish our CLASSICS products from competitive products. We generally price our CLASSICS at levels lower than our FASHION line, which permits our customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for CLASSICS products allow us to achieve production efficiencies and lower costs. CLASSICS products are sold throughout the year through all of our distribution channels. CLASSICS products represent a majority of sales through the corporate channel.

    Our FASHION products incorporate the latest innovations in color, fabric and styling and tend to remain in the line for only one season. We develop proprietary fabrications, artwork for our complex prints and distinctive trim components in cooperation with experienced sources worldwide. FASHION products currently represent a majority of sales in both the golf and specialty channels.

    We present each season's collections to our customers in several groups of distinct, coordinated merchandise. These groups are available for delivery to customers during sequential time periods, typically from May to October for fall collections and from November to April for spring collections. Customer-initiated product reorders can often extend the delivery period for a season by up to three months. The product mix changes seasonally, including, for example, more sweater styles in fall collections and more short-sleeve shirts in spring collections. Our ability to offer merchandise collections is a strategic advantage since our customers generally prefer to purchase compatible assortments rather than assembling coordinated merchandise from various brands that do not share common colors and themes.

    A substantial percentage of our products that are shipped to the golf distribution channel are embroidered with golf club names or logos. Sales to the corporate channel also involve embroidery of corporate logos. In all cases, the Cutter & Buck logo is also featured on the garment. We have established an in-house embroidery operation to reduce costs, shorten delivery time and enhance quality control of our embroidered products.

PRODUCT DEVELOPMENT AND SOURCING

    Updated traditional sportswear and outerwear for men and women is an established and growing category within the apparel field. Changes of color, fabric and body shapes in this category tend to be gradual, thereby allowing our product development team to evolve, rather than re-invent, the product lines each season. This provides stability in the design environment and consistency in our product offerings.

    Our experienced product development team, comprising various executive officers and our design staff, determines product strategy, color and fabric selection and assortment of styles for each season's collections, which is accomplished through a series of meetings occurring over a three- to four-month period. Due to the length of our production and sales cycles, we generally strive to complete the design process and place orders for product samples at least 10 to 14 months prior to the first delivery of products to our customers.

    The design staff is responsible for creating innovative products for our two seasonal collections. During the design process, our manufacturing sources develop new seasonal textiles in association with the design team. This enables us to source a wide variety of textile and printed artwork designs, many of which we acquire for our exclusive use. Our partnerships with our key suppliers have enhanced our ability to develop distinctive and innovative apparel. Currently, we source our production through factories in Asia, North and South America and in Turkey and do not have formal long-term contracts with any of our suppliers or agents.

    Our in-house embroidery operation substantially reduces our reliance on independent embroiderers. This operation reduces costs, shortens delivery time and enhances quality control of our embroidered products. We currently contract with eight independent domestic embroiderers during peak embroidery production and shipping periods. Our in-house embroidery manufacturing operation handled approximately 87% of the embroidered logo requirements of our golf pro shop and corporate customers in fiscal 1999.

    We could experience difficulty satisfying our production requirements if any of our significant suppliers or manufacturers were to have an interruption of business or were unable or unwilling to meet our production needs. We could also experience delays in shifting production to other manufacturers or agents because of the complex fabrication, unique trims and extensive detailing of our products.

    We have experienced production delays in the past, and production delays may occur in the future. Delays in shipments, inconsistent garment quality and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry and our business, financial condition or operating results.

    Our operations are also affected by economic, political, governmental and labor conditions in the countries where our products are manufactured. Changes in economic policies or political conditions in those countries could result in disruption of trade, new or additional currency or exchange controls or the imposition of other restrictions and could increase the prices we pay for our products. Foreign and domestic suppliers of our garments are subject to increased scrutiny and public sensitivity to ensure their compliance with applicable laws, including laws affecting working conditions and pay. Recent lawsuits have targeted both suppliers and companies that purchase goods from foreign and domestic suppliers for manufacturers' failure to comply with those laws. We are a defendant in two related cases involving production of our products in Saipan. An adverse judgment in either of these cases or similar cases that may be brought in the future, or changes in economic or political conditions adverse to our interests, could harm our business, financial condition or operating results.

    Fashion trends can change rapidly, and our business is particularly sensitive to such changes because we typically design and arrange for the manufacture of our apparel substantially in advance of sales of our products to consumers. With the introduction of our women's line in January 1998, we have added a consumer base that is typically more sensitive to changes in fashion. We cannot assure you that we will accurately anticipate shifts in fashion trends, or in the popularity of golf, and adjust our merchandise mix to appeal to changing consumer tastes in apparel in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could substantially harm our business or our brand image. As our women's line becomes a greater part of our business as a whole, fashion obsolescence becomes an even greater risk for us.

DISTRIBUTION AND SALES

    Our products are distributed in the United States primarily through three channels: golf pro shops and resorts, corporate sales accounts and better specialty stores. Each of these channels sells CLASSICS and FASHION products from our seasonal collections. We believe that these channels are complementary, since they have compatible merchandising and pricing practices and broaden the awareness and reach of the Cutter & Buck brand among our target consumers, many of whom tend to shop in more than one channel. For example, many of our corporate sales leads come through corporate executives who have purchased our products at golf pro shops and resorts.

    DOMESTIC We sell to golf pro shops and resorts primarily through an exclusive sales force. At the end of fiscal 1999, our exclusive golf sales force was composed of 36 Cutter & Buck field sales representatives. We also employed 28 sales representatives who sell to major corporations, either directly or through promotional products companies, and four additional sales representatives who sell to better specialty stores, college bookstores and the big and tall market. Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. Sales representatives present our collections each season at national and regional trade shows and at customers' stores through pictorial workbooks, looseleaf promotional materials and full sample lines. In addition to their other responsibilities, these sales representatives implement our merchandise fixturing program with suitable golf pro shops, resorts and specialty stores.

    INTERNATIONAL We have subsidiaries in the Netherlands, Germany and the United Kingdom for the purpose of marketing and selling our products in Europe. In addition, we have two to five year renewable contracts with international distributors to sell our products in Australia, New Zealand, the Philippines, Greece, Cyprus, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait and

Oman. These distributors purchase our products at reduced cost for resale to their respective retail customers. The products offered for distribution in these territories are identical to the products offered in the United States and these distributors often use our marketing technique of offering the products in collections.

    We also have licensees that have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Hong Kong, China and Canada. Cutter & Buck license agreements generally provide for three-year terms and provide for royalties as a percentage of net sales. Most agreements contain annual royalty minimums, and all agreements give us final control over product design and quality. These licensing arrangements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

DISTRIBUTION CENTER

    We established our in-house distribution center in May 1996, prior to which we relied upon third party contract warehouse services. This change in operating strategy was designed to improve efficiency, shorten order cycle time and provide greater flexibility. Our distribution services are currently conducted out of three separate facilities located in Seattle, Washington. Our existing operations rely upon primarily manual systems and procedures. In order to manage our planned growth and enhance the effectiveness of our distribution service, we are planning to consolidate all of our current operations into a new facility in the greater Seattle area. This relocation is planned for a seasonally slow period in December 1999 to minimize disruption. The construction contracts include penalties should the contractors fail to meet their completion schedules. In conjunction with the move, we are installing a warehouse management system and bar-code tracking software. With the implementation of this system, our goal is to realize improved effectiveness in such areas as inventory management, order fulfillment and cost control. We also believe that the benefits of our investment in the new distribution center facility and warehouse management system will enable us to provide better customer service and support planned growth.

    In addition to the possibility of experiencing construction delays, technological difficulties and business disruption, we could lose employees as a result of the relocation of our distribution facilities and experience delays in product shipments. Any significant delay could require us to postpone the move and the installment and implementation until after the end of our current fiscal year so as not to interfere with planned product shipments in the fourth quarter of fiscal 2000. Our inability to timely consolidate the embroidery and distribution operations at our facilities and to implement the warehouse management system could increase our expenses and harm our business, financial condition or operating results.

RETAIL OPERATIONS

    We opened our flagship store in October 1998 in Seattle, Washington and plan to open a limited number of additional stores in selected urban areas across the country. The Seattle store showcases the men's, women's and footwear collections as well as tournament-licensed Cutter & Buck merchandise from the U.S. Open, PGA Championship and Ryder Cup. We believe the store's environment evokes the casual sporting atmosphere of an upscale golf clubhouse, complete with historic photos and antique sporting equipment. Collections of business casual dress for men, upscale weekend wear for women and golf wear for both are displayed on tables and in wall units in the 3,300 square foot store. We believe that the store offers a compelling assortment of our products to the upscale casual wear consumer in a relaxed, friendly environment.

    Our stores will provide opportunities for introducing the Cutter & Buck brand to a wider audience not previously familiar with our full range of products due to the relatively small size of most golf pro shops and specialty stores. We believe that there are opportunities for Cutter & Buck stores in a number of large urban areas across the United States. Accordingly, we will seek to open a limited number of additional stores in fiscal 2000 and beyond. We are currently examining locations for additional stores throughout the United States. We will seek store locations within premier malls and shopping centers and also in close proximity to other upscale retailers who serve our target customers. We anticipate our typical retail location will be approximately 4,000 square feet and will contain the same merchandise mix as our Seattle store.

    There are many risks associated with our entry into retailing, including our ability to find suitable locations for our stores on reasonable rental terms, our ability to manage our relationships with specialty retailers who currently sell our products, competition from other retailers, potential premises liability and the risks associated with our entry into long-term leases. We have limited experience in managing retail operations and will need to augment our management team as appropriate. We will also need to substantially increase our number of employees, which will result in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to successfully implement our retail strategy could harm our business, financial condition or operating results.

MARKETING AND MERCHANDISING

    We portray our brand image of an American sporting lifestyle by creating seasonal merchandise collections that are theme- and color-related. Themes we commonly use in marketing are golf, tennis, fly fishing and other sporting activities which reinforce our image. We believe that, by featuring these sports and leisure activities, our products will appeal not only to participants, but also to those who identify with this type of lifestyle. Our name or logo is generally featured prominently on our products and displays to reinforce the Cutter & Buck brand in the mind of the consumer.

    We currently advertise in national and regional trade magazines and produce photographic renditions of our new product lines for national distribution to existing wholesale customers. We also produce a catalog of our CLASSICS products to be viewed by wholesale customers for in-stock reordering purposes. In addition, we have an Internet home page on the World Wide Web at http://www.cutterbuck.com, where we provide information and pictures of our products and respond to inquiries from customers and consumers. We believe that we can accelerate brand recognition through increased expenditures of targeted magazine advertising and point-of-sale promotions, and we are planning increased investment in direct consumer marketing campaigns, including print advertisements in regional and national general interest publications.

    Our merchandise is sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of our product offerings. Our distinctive in-store fixturing program showcases these collections and enhances our brand image at the point of sale. The fixtures are designed to display assorted elements of our collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. We also offer customers display mannequins, logo signage and antique sporting props in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image. In fiscal 1998, we initiated our first concept shop partnership, an extension of our fixturing program, which we offer to our higher-end, potentially best-performing golf pro shops and resort customers on a very selective basis. As of April 30, 1999, we had 26 concept shops. We expect to open an additional 32 concept shops by the end of fiscal 2000. In a concept shop partnership, we team with customers that meet a higher minimum order requirement who provide the square footage and certain construction costs while we provide shop design, custom made display cabinets and high quality fixtures to create a shop within a shop environment dedicated exclusively to Cutter & Buck merchandise.

    To address the special needs of pro shops, tournament organizers and corporate customers we have developed an in-house embroidery service and also work with independent embroiderers to embroider the customer's name or logo on our garments. The customary placement of the Cutter & Buck logo on the sleeve, cuff, or on the back of the garment allows us to accommodate more easily the desire of pro shops, tournaments and corporations to have their name or logo embroidered on the garment's left chest.

INFORMATION SYSTEMS

    In addition to the computer-aided design system used by the product development team, we have a fully integrated, real-time management information system that is specifically designed for the wholesale apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by our production personnel, sales are tracked by the Vice President of Merchandise and Design in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. We also have a remote-order entry system for our sales force, on which they can daily monitor and reserve inventory of every style. Customer service personnel receive this information daily and have access to real-time inventory availability.

    This comprehensive information system serves users in each of our operating areas, and is also accessed by personal computers to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. The system runs on IBM's RISC 6000 hardware with an AIX operating system, which allows for the fast processing of critical information, and has the capability of serving a much greater number of users as we grow. During fiscal 1999, we installed a multi-currency version of the same real-time management systems at our wholly-owned subsidiary located in the Netherlands. During fiscal 2000, we plan to implement a relational database component to our management information system to allow us to create specialized management reports.

    In fiscal 2000, we plan to install a warehouse management system specifically designed for the apparel industry. This system provides a wide variety of modular applications that can be added as the needs of our distribution center operations evolve. We plan to install the following system components:

    - A radio frequency hardware server to support bar coding to track the real-time movement of inventory from receiving, order picking embroidery production, order packing and order shipment,

    - A cycle counting inventory management module,

    - An automated customer return authorization and receiving control system, and

    - Automated tools to support our distribution center employee productivity and accuracy. This system was designed for and runs on an IBM AS/400 platform.

    In addition, in fiscal 2000, we plan to install an integrated retail management and point of sale system. The purpose of this investment is to provide daily information to control our planned investment in the testing of additional Cutter & Buck owned retail stores. In order to meet Cutter & Buck's retail management needs, we will be investing in a system that addresses sales tracking and management, profitability, inventory management, merchandising and financial controls and reporting.

    Beginning in the year 2000, the date fields coded in some software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. We may face exposure and risk if the systems on which we depend to conduct our operations are not year 2000 compliant. We expect to complete both our internal and external year 2000 compliance assessment by October 1999. We do not believe that the cost of preparing for year 2000 compliance will exceed $100,000 although we could face additional expenses to fix any year 2000 problems if our estimates are incorrect. In addition, utility companies, third party service providers and others outside our control may not be year 2000 compliant. This could result in a systematic failure beyond our control. Finally, our suppliers may face difficulties due to the non-compliance of their systems or those of their third party providers. This could result in our inability to obtain our products in a timely manner. If we encounter difficulties obtaining our products, our business, financial condition or operating results could be materially harmed.

ORDER BOOKING CYCLE AND BACKLOG

    We receive our orders for a season over a 10-month period beginning when samples are first shown to customers and continuing into the season. We begin to take orders for our fall collections in January, generally for delivery between May and October and for our spring collection in July, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders from the golf and specialty store distribution channels, was approximately $22.1 million as of April 30, 1999. We expect to fill between 90% and 95% of those orders. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues and other customer-related issues, we typically do not expect to ship all of our backlog. Backlog is generally shipped within nine months.

COMPETITION

    The sportswear segment of the apparel industry is highly competitive. Although our primary distribution channel, golf pro shops, is highly fragmented, with no single brand representing more than 10% of the market, we encounter substantial competition from Ashworth, Izod Club and Polo/Ralph Lauren. In addition, we face substantial competition in our other channels, other similar apparel companies and distributors of promotional products and apparel and, specifically in the corporate distribution channel, from Gear for Sport. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which enhance our brand. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. In addition, our competitors may be able to enter the emerging e-commerce marketplace more quickly or more efficiently than us. We cannot assure you that we will be able to maintain our growth rate or to increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

TRADEMARKS

    Cutter & Buck and the Cutter & Buck pennant logo are our trademarks and are registered for use on apparel and other products in over 30 countries, including the United States. We also have applied for registration in a number of other countries. Our name and logo are regarded as valuable assets and critical to marketing our products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we have not been materially harmed from infringement of our trademarks or trade dress, we have experienced some instances of such infringement and have taken actions to protect our rights.

EMPLOYEES

    As of April 30, 1999 we had 429 full time and 64 part time employees, of whom 37 were primarily engaged in administration and finance, 87 in sales, 12 in production, 17 in design, 25 in customer service, 4 in marketing, 18 in embroidery development, 15 in retail, 161 in embroidery operations and 117 in distribution. None of our employees is a member of a union. We consider our relations with our employees to be excellent.

    At our wholly-owned subsidiaries we employed 23 employees as of April 30, 1999, six of whom were in finance and administration, seven in sales, five in customer service and five in operations.

                               ITEM 2. PROPERTIES

    We lease our principal executive offices, which are located in Seattle, Washington, under a lease that covers 20,558 square feet and expires in October 2001. We also lease for our warehousing and embroidery operation in Seattle, Washington approximately 58,920 square feet of space under a lease that expires April 2001 and an additional 15,000 square feet under a lease that expires in December 1999. We have entered into a lease of 170,500 square feet for a new distribution center and embroidery production facility in Renton, Washington, the term of which will commence in November 1999 and expire in November 2006. Our lease of retail store space in Lake Oswego, Oregon, a suburb of Portland, covers 2,925 square feet and expires September 1999. We lease additional office space and use contract warehouse facilities for our European distribution. We lease approximately 923 square feet of space for a showroom in Dallas, Texas under a lease that expires May 2000 as well as approximately 2,963 square feet of space for a showroom in New York, New York under a lease that expires April 2003. We also lease a small apartment in New York, New York. The Company opened its first retail store in Seattle, Washington, under a lease of 3,346 square feet at Pacific Place, which will expire in October 2003.

                           ITEM 3. LEGAL PROCEEDINGS

    We have been named as a defendant in two lawsuits related to our sourcing of garments manufactured in Saipan. The first, Does v. The Gap, Inc., et al., was filed in Federal District Court in Los Angeles on behalf of an alleged class of garment factory workers located in Saipan, and generally alleges that the defendants have conspired to control unlawful "sweatshop" conditions constituting peonage and involuntary servitude. The plaintiffs in this action generally seek an order enjoining defendants from continuing to manufacture garments under the alleged "sweatshop" conditions, establishment of a monitoring program and imposition of an asset freeze or constructive trust, and punitive as well as treble, special and compensatory damages in unspecified amounts. The second, UNITE v. The Gap, Inc., et al., was filed in Superior Court in San Francisco, California, by a union and three public interest groups, and generally alleges that the defendants engaged in various unlawful business acts and practices. The plaintiffs in this action generally seek an order restraining the defendants from engaging in the allegedly unfair business acts and practices, requiring a corrective advertising campaign or monitoring program, imposition of an asset freeze or constructive trust, payment of restitution and disgorgement of profits from engaging in the allegedly unlawful business acts and practices in unspecified amounts. In the federal action, all of the defendants including Cutter & Buck have filed motions to transfer the venue of that case to Saipan. That motion is noted for consideration on July 12, 1999. The retailer or buyer defendants including Cutter & Buck have responded to written interrogatories concerning witnesses and documents that relate to the Saipan garment business. The retailer or buyer defendants including Cutter & Buck also have submitted a motion to dismiss all of the causes of action in the federal action, other than the claim for false imprisonment, on the grounds that the allegations of the complaint fail to state a claim upon which relief can be granted. In addition, the defendants in the state action including Cutter & Buck have filed a demurrer (motion to dismiss the claims asserted in that lawsuit). The hearing on that motion is scheduled for August 6, 1999. Although we intend to vigorously defend ourself, these lawsuits are subject to many uncertainties and we are not able to make a determination of the ultimate exposure with respect to these matters. As a result, there can be no assurance that these lawsuits will not materially harm our business, financial condition or operating results.

    We are also a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition or operating results.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is traded on the Nasdaq National Market under the symbol "CBUK." The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock as reported on the Nasdaq National Market.

                                                                            --------------------
                                                                                 HIGH        LOW
                                                                            ---------  ---------
FISCAL 1998
  First Quarter - May 1, 1997 through July 31.............................  $   12.25  $    7.67
  Second Quarter - Aug. 1 through Oct. 31.................................      14.33      11.25
  Third Quarter - Nov. 1 through Jan. 31..................................      13.88      11.50
  Fourth Quarter - Feb. 1 through Apr. 30, 1998...........................      18.67      12.79
FISCAL 1999
  First Quarter - May 1, 1998 through July 31.............................  $   20.83  $   13.79
  Second Quarter - Aug. 1 through Oct. 31.................................      19.00      12.50
  Third Quarter - Nov. 1 through Jan. 31..................................      24.83      16.75
  Fourth Quarter - Feb. 1 through Apr. 30, 1999...........................      22.79      16.33
FISCAL 2000
  First Quarter (through June 17, 1999)...................................  $   21.33  $   16.71

    The last reported sale price of the common stock on the Nasdaq National Market on June 17, 1999 was $20.625 per share. As of that date, there were approximately 184 shareholders of record of the common stock.

    We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

    Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, announcements by other designers and marketers of men's and women's sportswear, and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

                        ITEM 6. SELECTED FINANCIAL DATA

    The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected financial information in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of income data for each of the three years in the period ended April 30, 1999 and the consolidated balance sheets data as of April 30, 1998 and 1999 are derived from our audited consolidated financial statements which are included elsewhere in this report. The consolidated statements of income data for each of the two years in the period ended April 30, 1996 and the consolidated balance sheets data as of April 30, 1995, 1996 and 1997 are derived from audited consolidated financial statements that are not included in this prospectus. Historical results are not necessarily an indication of future results.

                                                      -----------------------------------------------------
                                                                   FISCAL YEAR ENDED APRIL 30,
                                                      -----------------------------------------------------
                                                           1995       1996       1997       1998       1999
                                                      ---------  ---------  ---------  ---------  ---------
IN THOUSANDS, EXCEPT PER SHARE DATA
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales...........................................  $  13,435  $  21,645  $  46,593  $  70,104  $ 107,286
Cost of sales.......................................      8,760     13,664     28,054     40,642     61,058
                                                      ---------  ---------  ---------  ---------  ---------
Gross profit........................................      4,675      7,981     18,539     29,462     46,228
Operating expenses:
  Design and production.............................        747      1,045      1,256      2,120      2,915
  Selling and shipping..............................      2,446      3,858      8,774     13,129     22,333
  General and administrative........................      1,364      2,042      3,513      5,710      8,471
                                                      ---------  ---------  ---------  ---------  ---------
    Total operating expenses........................      4,557      6,945     13,543     20,959     33,719
                                                      ---------  ---------  ---------  ---------  ---------
Operating income....................................        118      1,036      4,996      8,503     12,509
Other income (expense):
  Factor commission and interest expense, net of
    interest income.................................       (376)      (237)      (197)      (135)      (393)
  License and royalty income, net of other
    expense.........................................        497        457        409        212        400
                                                      ---------  ---------  ---------  ---------  ---------
    Total other income..............................        121        220        212         77          7
                                                      ---------  ---------  ---------  ---------  ---------
Income before income taxes..........................        239      1,256      5,208      8,580     12,516
Income taxes........................................         --        260      1,610      2,920      4,508
                                                      ---------  ---------  ---------  ---------  ---------
Net income..........................................  $     239  $     996  $   3,598  $   5,660  $   8,008
                                                      ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------
Basic earnings per share............................       0.09       0.21       0.55       0.72       0.98
Diluted earnings per share..........................       0.08       0.19       0.51       0.68       0.94
Shares used in computation of:
  Basic earnings per share..........................      2,670      4,848      6,581      7,852      8,212
  Diluted earnings per share........................      3,051      5,215      7,004      8,294      8,562

                                                              -----------------------------------------------------
                                                                                    APRIL 30,
                                                              -----------------------------------------------------
                                                                   1995       1996       1997       1998       1999
                                                              ---------  ---------  ---------  ---------  ---------
IN THOUSANDS
CONSOLIDATED BALANCE SHEETS DATA:
Cash........................................................  $     499  $   2,010  $   7,442  $   7,590  $   4,760
Working capital.............................................      3,209     12,488     29,811     34,391     44,911
Total assets................................................      5,693     17,170     38,960     48,144     80,589
Short-term debt(1)..........................................         24        114        141        681     12,305
Long-term debt..............................................         98         --        523        627      5,907
Total shareholders' equity..................................      3,566     14,023     32,187     38,621     48,908

(1) As of April 30, 1999, includes borrowings of $9,500 under our revolving line of credit.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THIS SECTION TOGETHER WITH "SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HERE, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT OUR ACTUAL GROWTH AND RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, WHICH INCLUDE, AMONG OTHERS, THE FOLLOWING:

    - VOLATILITY OF THE APPAREL INDUSTRY;

    - UNEXPECTED CHANGES IN FASHION TRENDS;

    - PRIOR SEASON INVENTORIES;

    - COMPETITION;

    - DEPENDENCE ON KEY PERSONNEL;

    - RELIANCE ON CONTRACTORS AND FOREIGN SOURCING;

    - IMPORT RESTRICTIONS; AND

    - OTHER FACTORS REFERENCED IN THIS REPORT.

ALL REFERENCES TO FISCAL YEARS ARE REFERENCES TO OUR FISCAL YEAR ENDED APRIL 30.

OVERVIEW

    Cutter & Buck is a lifestyle brand with broad demographic appeal, targeted to men and women who seek updated classic American styles inspired by golf and our Pacific Northwest heritage. We sell our distinctive sportswear and outerwear products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. In fiscal 1999, net sales to golf pro shops and resorts represented 53.6% of our net sales, corporate accounts represented 30.5% of our net sales, specialty retail represented 10.0% of our net sales and other distribution channels, including company-owned retail, represented 5.9% of our net sales.

    We have grown sales in our three primary channels of distribution over the last five years through an increase in the number of accounts and an increase in the average annual net sales per account. The increase in the number of accounts is primarily due to the growth in the size of our direct sales force. We have increased average annual net sales per account by offering more product styles and increasing the average annual net sales per style. We believe the increased purchasing levels by our customers also reflect strong cooperative working relationships in the area of fixturing and merchandising our coordinated product line, and growing consumer recognition of our brand. We recognize our revenue at the time the product is shipped to the account, and there is no right to return other than for defective products.

    As our sales volume has increased, we have continued to invest in management and systems, to strengthen our sales and marketing effort and to negotiate improved cost arrangements with our suppliers through economies of scale. We have also expanded our customer support, embroidery services and distribution center operations. While these actions have resulted in an increase in operating expenses as a percentage of net sales for the most recent fiscal year, we have also continued to experience improvements in gross margin.

    The Company introduced a women's line of apparel in summer 1998. We sell our women's line through our existing channels of distribution and expect to make women's wear an increasingly important part of our business in each of our distribution channels. We opened our flagship store in October 1998 in Seattle, Washington and will seek to open a limited number of additional stores in selected metropolitan markets during fiscal 2000 and beyond.

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal years indicated, certain consolidated statements of income data expressed as a percentage of net sales:

                                                                  -------------------------------
                                                                    FISCAL YEAR ENDED APRIL 30,
                                                                  -------------------------------
                                                                       1997       1998       1999
                                                                  ---------  ---------  ---------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net sales.......................................................      100.0%     100.0%     100.0%
Cost of sales...................................................       60.2       58.0       56.9
                                                                  ---------  ---------  ---------
Gross profit....................................................       39.8       42.0       43.1
Operating expenses:
  Design and production.........................................        2.7        3.0        2.7
  Selling and shipping..........................................       18.8       18.7       20.8
  General and administrative....................................        7.6        8.2        7.9
                                                                  ---------  ---------  ---------
    Total operating expenses....................................       29.1       29.9       31.4
                                                                  ---------  ---------  ---------
Operating income................................................       10.7       12.1       11.7
Other income (expense):
  Factor commission and interest expense, net of interest
    income......................................................       (0.4)      (0.2)      (0.4)
  License and royalty income, net of other expense..............        0.9        0.3        0.4
                                                                  ---------  ---------  ---------
    Total other income..........................................        0.5        0.1        0.0
                                                                  ---------  ---------  ---------
Income before income taxes......................................       11.2       12.2       11.7
Income taxes....................................................       (3.5)      (4.1)      (4.2)
                                                                  ---------  ---------  ---------
Net income......................................................        7.7%       8.1%       7.5%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

YEAR ENDED APRIL 30, 1999 COMPARED TO THE YEAR ENDED APRIL 30, 1998

    NET SALES During fiscal 1999, total net sales increased $37.2 million, or 53.1%, to $107.3 million. The detail of net sales by distribution channel is as follows:

                                                              ----------------------------------------------
                                                               FISCAL YEAR ENDED
                                                                   APRIL 30,
                                                              --------------------    INCREASE      PERCENT
                                                                   1998       1999  (DECREASE)       CHANGE
                                                              ---------  ---------  -----------  -----------
IN MILLIONS, EXCEPT PERCENT CHANGE
Golf........................................................  $    36.4  $    57.5   $    21.1         58.0%
Corporate...................................................       17.2       32.7        15.5         90.1
Specialty stores............................................        9.3       10.8         1.5         16.1
Other.......................................................        7.2        6.3        (0.9)       (12.5)
                                                              ---------  ---------       -----
                                                              $    70.1  $   107.3   $    37.2         53.1%
                                                              ---------  ---------       -----
                                                              ---------  ---------       -----

    The $21.1 million increase in net sales to the golf distribution channel in fiscal 1999 represented approximately 56.7% of the total increase in net sales for the year. This growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. Approximately 3,800 golf pro shops purchased our products in fiscal 1999 compared to approximately 3,000 golf pro shops in fiscal 1998. We believe that the golf distribution channel comprises approximately 15,000 U.S. golf pro shops of which we are presently targeting approximately the top 5,200. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sell Cutter & Buck products. The increase in average annual net sales per golf pro shop for fiscal 1999 compared to fiscal 1998 is the result of offering more product styles, including women's styles, in-store fixturing programs and increased brand recognition among consumers. Net sales through our European subsidiaries, which are included in the golf distribution channel figures, increased $1.9 million, or approximately 41.3%, to $6.5 million in fiscal 1999.

    Net sales through the corporate distribution channel increased $15.5 million, or approximately 90.1%, to $32.7 million in fiscal 1999 from $17.2 million in fiscal 1998. The increase in fiscal 1999 represented approximately 41.7% of the total increase in net sales for the year. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in our styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $1.5 million or approximately 16.1% to $10.8 million in fiscal 1999 representing approximately 10.1% of our net sales in fiscal 1999, a decrease from 13.3% in fiscal 1998. Sales to other distribution channels, including liquidation, company-owned retail and international distributors, declined from $7.2 million or 10.3% of net sales in fiscal 1998 to $6.3 million or 5.9% of net sales in fiscal 1999. We anticipate continued sales growth in each of our three primary distribution channels in fiscal 2000, with the corporate sales channel expected to achieve the largest increase in net sales.

    Net sales per channel comprise gross sales per channel less product returns per channel less a charge for price adjustments, allowances and non-physical credits allocated per channel proportional to sales volume each month.

    COST OF SALES In fiscal 1999, our cost of sales was 56.9% of net sales, compared to 58.0% in fiscal 1998. The decrease during fiscal 1999 was primarily due to economies of scale. Higher production volumes have given us increased negotiating leverage to purchase product at lower unit costs and the ability to expand our international sourcing. The reduction in the cost of sales percentage resulting from economies of scale was partially offset by costs resulting from expansion of our in-house embroidery capacity during the first half of fiscal 1999.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses increased by $0.8 million, or 37.5%, to $2.9 million in fiscal 1999 from $2.1 million in fiscal 1998 and decreased as a percentage of net sales to 2.7% in 1999 from 3.0% in 1998. The dollar increase in these expenses was primarily attributable to increased management and staffing costs associated with the addition of a women's line and the golf shoe product extension, increased embroidery design costs for the golf and corporate distribution channels and increased expenses associated with our efforts to further diversify and monitor production sourcing. These increases were more than offset by the benefits of economies of scale which resulted in an overall reduction in design and production costs as a percentage of sales in fiscal 1999 compared to fiscal 1998.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased by $9.2 million, or 70.1%, to $22.3 million in fiscal 1999 from $13.1 million in fiscal 1998, and increased as a percentage of net sales to 20.8% in fiscal 1999 from 18.7% in fiscal 1998. The increase was primarily attributable to increased salaries and commissions, management and marketing expenses and additional direct overhead costs of the warehouse operation associated with increased sales volumes and higher levels of inventory. The store level operating expenses associated with the new company-owned retail store in Seattle, Washington also contributed to increased selling and handling expenses during fiscal 1999.

    We increased the size of our sales force for the corporate distribution channel to 28 sales representatives at the end of fiscal 1999 from 27 at the end of fiscal 1998. We also strengthened our domestic golf sales force by increasing the percentage of employee representatives selling Cutter & Buck products exclusively as opposed to independent, multi-line sales representatives. In fiscal 1999, we increased the percentage of exclusive representatives within the golf sales force to 86% from 73% in fiscal 1998. The number of sales representatives in the golf distribution channel increased to 36 at the end of fiscal 1999 from 33 at the end of fiscal 1998. In fiscal 1999 we also added a total of four sales managers to our corporate and golf distribution channels. During fiscal 1999, we had three regional sales representatives working in the specialty store channel and one sales representative exclusively dedicated to the big and tall market. Due to the addition of a women's line and the increase in our sales force for our golf and corporate channels, we have increased the number of samples produced for use by our sales force and in our corporate showrooms. At April 30, 1999 we had capitalized $1.7 million of cost of samples that relate primarily to the Fall 1999 and Spring 2000 lines. The cost of these samples will be amortized as selling expenses during the six months of each selling season. Selling seasons begin on May 1 and November 1 of each year.

    During fiscal 1999, we purchased and installed $1.7 million of in-store and concept shop fixturing to enhance collection merchandising in approximately 380 of our customers' locations, reaching a total of approximately 1,060 golf pro shops and specialty stores by the end of fiscal 1999. In fiscal 1998, we purchased and installed $1.2 million of in-store fixturing. We expect to purchase and install an additional $1.3 million of in-store fixturing and concept shops in fiscal 2000. Customer eligibility for the fixturing program is based on minimum order commitments for Cutter & Buck products. The investment in these fixtures is amortized as a marketing expense over a three year period.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $2.8 million, or 48.4%, to $8.5 million in fiscal 1999 from $5.7 million in fiscal 1998, and decreased as a percentage of net sales to 7.9% in fiscal 1999 from 8.2% in fiscal 1998. The dollar increase during fiscal 1999 was primarily due to increased management, staffing and facilities in support of our growth. The increased general and administrative expenses in fiscal 1999 also reflected increased investments in systems, technical support and professional fees required by expanded operations and planned future growth. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $4.0 million, or 47.1%, to $12.5 million in fiscal 1999 from $8.5 million in fiscal year 1998, and decreased as a percentage of net sales to 11.7% in fiscal 1999 from 12.1% in fiscal 1998.

    FACTOR COMMISSION AND INTEREST EXPENSE, NET OF INTEREST INCOME Factor commission and interest expense, net of interest income, increased by approximately $0.3 million to $0.4 million in fiscal 1999 from $0.1 million in fiscal 1998, and increased as a percentage of net sales to 0.4% in fiscal 1999 from 0.2% in fiscal 1998. The increase is primarily due to interest expense resulting from increased borrowing under bank lines of credit. Factoring during fiscal 1999 was limited to the big and tall business and to our European operation. We expect to discontinue factoring our big and tall business during fiscal 2000.

    LICENSE AND ROYALTY INCOME, NET OF OTHER EXPENSE License and royalty income, net of other expense, increased by $0.2 million, or 88.7%, to $0.4 million, representing 0.4% of net sales in fiscal 1999, from $0.2 million and 0.3% of net sales in fiscal 1998. This category also includes gains and losses from foreign currency transactions which resulted in a net transaction gain of $19,000 in fiscal 1999 compared to a net transaction loss of $75,000 in fiscal 1998. The increase in license and royalty income in fiscal 1999 was primarily attributable to contractual increases in minimum royalties with licensees.

    INCOME TAXES We recorded $4.5 million of income tax expense in fiscal 1999. Income taxes for fiscal 1999 are at an effective rate of 36% compared to 34% for fiscal 1998.

YEAR ENDED APRIL 30, 1998 COMPARED TO THE YEAR ENDED APRIL 30, 1997

    NET SALES During fiscal 1998, net sales increased by $23.5 million, or 50.4%, to $70.1 million. The detail of net sales by distribution channel is as follows:

                                                               ----------------------------------------------
                                                                FISCAL YEAR ENDED
                                                                    APRIL 30,
                                                               --------------------    INCREASE      PERCENT
                                                                    1997       1998  (DECREASE)       CHANGE
                                                               ---------  ---------  -----------  -----------
IN MILLIONS, EXCEPT PERCENT CHANGE
Golf.........................................................  $    27.7  $    36.4   $     8.7         31.4%
Corporate....................................................        9.2       17.2         8.0         87.0
Specialty stores.............................................        5.7        9.3         3.6         63.2
Other........................................................        4.0        7.2         3.2         80.0
                                                               ---------  ---------       -----
                                                               $    46.6  $    70.1   $    23.5         50.4%
                                                               ---------  ---------       -----
                                                               ---------  ---------       -----

    The expansion of sales to the golf distribution channel had a significant impact on our overall net sales growth and made up approximately 37.0% of the total increase in net sales for the year. Net sales through our European subsidiaries that are included in the golf distribution channel increased $1.8 million, or approximately 64.3%, to $4.6 million in fiscal 1998. Sales through the corporate distribution channel also contributed significantly to our overall net sales growth, making up approximately 34.0% of the total increase in net sales for fiscal 1998. The growth in the corporate distribution channel in fiscal 1998 was primarily due to the increased size of the sales force dedicated to this distribution channel. Specialty store sales represented approximately 13.3% of total net sales in fiscal 1998 compared to 12.2% in fiscal 1997. Our sales to other distribution channels were 10.3% of net sales in 1998, up from 8.6% of net sales in 1997.

    COST OF SALES In fiscal 1998, cost of sales was 58.0% of net sales, compared to 60.2% in fiscal 1997. The decrease during fiscal 1998 was primarily due to economies of scale. Higher production volumes have given us increased negotiating leverage to purchase products at lower unit costs and the ability to expand our international sourcing. Gross profit margin improvement in fiscal 1998 also reflected cost of sales reductions due to the utilization of an in-house embroidery operation, which decreased unit costs of embroidery production, and due to reduced expediting costs associated with a more effective production scheduling. In 1998, the off-price liquidation market for apparel experienced an oversupply while at the same time the number of large companies dealing in liquidation apparel decreased. The combination of these factors reduced the expected wholesale selling price of our out-of-season fashion merchandise. The increase in inventory during fiscal year 1998 was concentrated in the higher-risk single-season FASHION category rather than the more predictable multi-season CLASSICS category. As a result we increased our inventory reserve by approximately $0.4 million in fiscal 1998.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses increased by $0.9 million, or 68.8%, to $2.1 million in fiscal 1998 from $1.3 million in fiscal 1997 and increased as a percentage of net sales to 3.0% in fiscal 1998 from 2.7% in fiscal 1997. The dollar increase in these expenses is primarily attributable to increased management and staffing costs associated with expansion of the Cutter & Buck product line and increased embroidery design costs for the golf distribution and corporate distribution channels. The increase in design and production costs as a percentage of net sales in fiscal 1998 compared to fiscal 1997 is primarily attributable to an increased investment in management, staffing and systems to support the addition of a women's line as well as increased expenses associated with efforts to further diversify our production sourcing.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased by $4.4 million, or 49.6%, to $13.1 million in fiscal 1998 from $8.8 million in fiscal 1997, representing 18.7% of net sales in fiscal 1998 compared to 18.8% in fiscal 1997. The dollar amount increase was primarily attributable to increased salaries and commissions, management and marketing expenses and additional direct overhead costs of the warehouse operation associated with increased sales volumes and higher levels of inventory.

    We increased the size of our sales force for the corporate channel to 27 sales representatives at the end of fiscal 1998 from 19 at the end of fiscal 1997. We also strengthened our domestic golf sales force by increasing the percentage of employee representatives selling Cutter & Buck products exclusively as opposed to independent, multi-line sales representatives. In fiscal 1998, we increased the percentage of exclusive representatives within the golf sales force to 73% from 63% in fiscal 1997. The number of sales representatives in the golf distribution channel increased to 33 at the end of fiscal 1998 from 32 at the end of fiscal 1997. At the beginning of fiscal 1998, we reorganized our sales force for the specialty store channel. As of the end of fiscal 1998, we had three regional sales representatives working in this channel and one sales representative exclusively dedicated to the big and tall market, all under the direction of a national sales manager for the specialty store channel.

    During fiscal 1998, we purchased and installed $1.2 million of in-store fixturing to enhance collection merchandising in 218 of our customers' locations, reaching a total of 680 golf pro shops and specialty stores by the end of fiscal 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $2.2 million, or 62.5%, to $5.7 million in fiscal 1998 from $3.5 million in fiscal 1997 and increased as a percentage of net sales to 8.2% in fiscal 1998 from 7.6% in fiscal 1997. The dollar amount increase during fiscal 1998 was primarily due to increased management, staffing and facilities in support of our growth. The increased general and administrative expenses in fiscal 1998 also reflected increased investment in systems and in professional fees required by expanded operations and expected future growth. Finally, due to the increase in accounts receivable balances as of April 30, 1998 as well as amounts greater than 120 days, we reported an increased provision for bad debt expense of $465,000 during fiscal 1998 as compared to the fiscal 1997 amount. These additional investments and costs resulted in a moderate increase in general and administrative expenses as a percentage of net sales for fiscal 1998.

    OPERATING INCOME As a result of the above items, operating income increased by $3.5 million, or 70.2%, to $8.5 million in fiscal 1998 from $5.0 million in fiscal 1997 and increased as a percentage of net sales to 12.1% in fiscal 1998 from 10.7% in fiscal 1997.

    FACTOR COMMISSION AND INTEREST EXPENSE, NET OF INTEREST INCOME Factor commissions and interest expense, net of interest income decreased by $0.1 million, or 31.5%, to $0.1 million in fiscal 1998 from $0.2 million in fiscal 1997, and decreased as a percentage of net sales to 0.2% in fiscal 1998 from 0.4% of net sales in fiscal 1997. The reduction in the dollar amount is primarily due to interest earned on invested cash and limiting factoring services in the United States to the specialty store channel.

    LICENSE AND ROYALTY INCOME, NET OF OTHER EXPENSE License and royalty income, net of other expense decreased by $0.2 million, or 48.2%, to $0.2 million, representing 0.3% of net sales in fiscal 1998, from $0.4 million and 0.9% of net sales in fiscal 1997. The decline in license and royalty income in fiscal 1998 reflects our decision to directly market big and tall merchandise and terminate our license for this category in June 1997 and our shift towards direct international sales and exclusive distributor relationships and away from licensing relationships. This category also includes gains and losses from foreign currency transactions which resulted in net exchange losses of $75,000 in fiscal 1998 and $4,000 in fiscal 1997.

    INCOME TAXES We recorded $2.9 million of income tax expense in fiscal 1998 and $1.6 million in fiscal 1997. Income taxes for fiscal 1998 are at an effective rate of 34%. In fiscal 1997, income taxes were lower than the statutory rates primarily due to the utilization of net operating loss carryforwards, the benefit of which had been previously reserved.

QUARTERLY RESULTS AND SEASONALITY

    Historically, we have generally experienced our lowest level of net sales in the first and third quarters of our fiscal year, ending July 31 and January 31, respectively. Correspondingly, our highest level of net sales are achieved in the second and fourth quarters, ending October 31 and April 30, respectively. This seasonality has resulted primarily from the timing of shipments to golf pro shops and better specialty stores in the second and fourth quarters. We recognize our revenue at the time the product is shipped to our customers. Other factors contributing to the variability of our quarterly results include seasonal fluctuations in consumer demand, the timing and amount of orders from key customers, the timing and magnitude of sales of seasonal remainder merchandise and availability of product. This pattern of sales creates seasonal profitability and working capital financing and liquidity issues, as we generally must finance higher levels of inventory during the first and third quarters when net sales are lowest. As a result, our operating results may fall below market analysts' expectations in some future quarters, which could materially harm the market price of our common stock.

    The following tables set forth certain unaudited financial data, including percentages of net sales, for the eight quarters ended April 30, 1999.

                         ----------------------------------------------------------------------------------------------
                                   FISCAL 1998 QUARTER ENDED                       FISCAL 1999 QUARTER ENDED
                         ----------------------------------------------  ----------------------------------------------
                          JULY 31,  OCTOBER 31,  JANUARY 31,  APRIL 30,   JULY 31,  OCTOBER 31,  JANUARY 31,  APRIL 30,
IN THOUSANDS                  1997        1997         1998        1998       1998        1998         1999        1999
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
CONSOLIDATED STATEMENTS
  OF INCOME DATA:
Net sales..............  $  12,378   $  17,349    $  14,151   $  26,226  $  17,763   $  25,993    $  23,148   $  40,382
Cost of sales..........      7,418      10,204        8,199      14,821     10,151      15,054       13,256      22,597
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Gross profit...........      4,960       7,145        5,952      11,405      7,612      10,939        9,892      17,785
Operating expense:
  Design and
    production.........        418         605          583         514        602         859          706         748
  Selling and
    shipping...........      2,685       3,196        2,945       4,303      4,024       5,296        5,398       7,615
  General and
    administrative.....      1,139       1,558        1,435       1,578      1,826       2,238        2,276       2,131
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
      Total operating
        expenses.......      4,242       5,359        4,963       6,395      6,452       8,393        8,380      10,494
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Operating income.......        718       1,786          989       5,010      1,160       2,546        1,512       7,291
Other income (expense):
  Factor commission and
    interest expense,
    net of interest
    income.............        (11)        (41)         (42)        (41)         0         (46)         (84)       (263)
  License and royalty
    income, net of
    other expense......         13          15           76         108         81          94           91         134
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
      Total other
        income
        (expense)......          2         (26)          34          67         81          48            7        (129)
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Income before income
  taxes................        720       1,760        1,023       5,077      1,241       2,594        1,519       7,162
Income taxes...........       (245)       (600)        (350)     (1,725)      (447)       (930)        (550)     (2,581)
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Net income.............  $     475   $   1,160    $     673   $   3,352  $     794   $   1,664    $     969   $   4,581
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------

                         ----------------------------------------------------------------------------------------------
                                   FISCAL 1998 QUARTER ENDED                       FISCAL 1999 QUARTER ENDED
                         ----------------------------------------------  ----------------------------------------------
                          JULY 31,  OCTOBER 31,  JANUARY 31,  APRIL 30,   JULY 31,  OCTOBER 31,  JANUARY 31,  APRIL 30,
                              1997        1997         1998        1998       1998        1998         1999        1999
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
AS A PERCENTAGE OF NET
  SALES
CONSOLIDATED STATEMENTS
  OF INCOME DATA:
Net sales..............      100.0%      100.0%       100.0%      100.0%     100.0%      100.0%       100.0%      100.0%
Cost of sales..........       59.9        58.8         57.9        56.5       57.1        57.9         57.3        56.0
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Gross profit...........       40.1        41.2         42.1        43.5       42.9        42.1         42.7        44.0
Operating expenses:
  Design and
    production.........        3.4         3.5          4.1         2.0        3.4         3.3          3.0         1.8
  Selling and
    shipping...........       21.7        18.4         20.8        16.4       22.7        20.4         23.3        18.8
  General and
    administrative.....        9.2         9.0         10.2         6.0       10.3         8.6          9.8         5.3
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
      Total operating
        expenses.......       34.3        30.9         35.1        24.4       36.4        32.3         36.1        25.9
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Operating income.......        5.8        10.3          7.0        19.1        6.5         9.8          6.6        18.1
Other income (expense):
  Factor commission and
    interest expense,
    net of interest
    income.............       (0.1)       (0.2)        (0.3)       (0.1)       0.0        (0.2)        (0.4)       (0.7)
  License and royalty
    income, net of
    other expense......        0.1         0.1          0.5         0.4        0.5         0.4          0.4         0.3
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
      Total other
        income
        (expense)......        0.0        (0.1)         0.2         0.3        0.5         0.2          0.0        (0.4)
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Income before income
  taxes................        5.8        10.2          7.2        19.4        7.0        10.0          6.6        17.7
Income taxes...........       (2.0)       (3.5)        (2.4)       (6.6)      (2.5)       (3.6)        (2.4)       (6.4)
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
Net income.............        3.8%        6.7%         4.8%       12.8%       4.5%        6.4%         4.2%       11.3%
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------
                         ---------  -----------  -----------  ---------  ---------  -----------  -----------  ---------

LIQUIDITY AND CAPITAL RESOURCES

    Our primary need for funds is to finance working capital and to fund increased investment in our in-store fixturing program and other capital expenditures. Increased working capital requirements during the three years ended April 30, 1999 related to increasing accounts receivable and inventory levels associated with growth in sales volume. To date, working capital has been funded primarily by profitable operations and by a combination of increased accounts payable, accounts receivable financing through a factor, bank borrowing, the private sale of preferred stock and the public sale of common stock.

    Net cash used in operating activities in fiscal 1999 was $14.7 million. This resulted primarily from increases in inventory and accounts receivable of $15.5 million and $12.6 million, respectively, which were partially offset by profitable operations, depreciation and amortization, increases in accounts payable and accrued liabilities and income taxes payable totaling $16.2 million. During fiscal 1999, we purposely increased our inventory levels of CLASSICS merchandise to support the growing on-demand requirements of the corporate distribution channel and reorder requirements of the golf distribution channel. Growth of CLASSICS inventory during fiscal 1999 accounted for approximately $10.8 million, or 70.0%, of the total inventory increase of $15.5 million. We expect to continue to build inventory levels through December 1999 as part of our year 2000 contingency plans before beginning to work levels down during the last four months of fiscal 2000. We had net cash provided by operations in fiscal 1998 of $2.1 million which was achieved primarily by profitable operations, depreciation and amortization, increases in accounts payable and accrued liabilities and income taxes payable which were partially offset by an increase in accounts receivable. Inventory growth during fiscal 1998 was just 6.1% while sales increased by 50.5%.

    Net cash used in investing activities was $6.7 million in fiscal 1999 and was substantially the result of an increased investment in furniture and equipment of $6.6 million. In fiscal 1999, net cash provided by financing activities was $18.6 million, resulting primarily from borrowings from banks totaling $17.0 million and the issuance of common stock in connection with the exercise of outstanding options and purchases pursuant to the employee stock purchase plan resulting in proceeds to us of $1.8 million.

    We made capital expenditures and lease purchases of $7.2 million, $3.1 million and $2.5 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, expenditures for capital assets included $1.7 million for in-store fixtures, $1.2 million for warehouse and embroidery equipment, $1.9 million for computer hardware and software, $0.6 million for equipment and leasehold improvements associated with a company-owned retail specialty store, $0.8 million for leasehold improvements and a total of $1.0 million for other furniture and equipment. In fiscal 1998, expenditures for capital assets included $1.2 million for in-store fixtures, $0.5 million for warehouse and embroidery equipment, $0.7 million for upgrades to computer hardware and software, $0.4 million for leasehold improvements and a total of $0.3 million for other furniture and equipment. In fiscal 1997, expenditures for capital assets included $1.0 million for in-store fixtures, $0.9 million for warehouse and embroidery equipment and a total of $0.6 million for other furniture and equipment.

    Capital expenditures of $10.0 million are planned for fiscal 2000, including amounts for in-store fixtures and concept shops; other marketing programs including fixturing for a merchandise tent to support the golf tournament business, a trade show booth and showroom improvements; a warehouse management system, related equipment and leasehold improvements for a new distribution center; equipment and leasehold improvements associated with company-owned retail specialty stores; computer hardware, software, and furniture and office equipment; and embroidery equipment.

    We are a party to a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $40 million line of credit. Western Bank has included Bank of America National Trust and Savings Association d/b/a Seafirst Bank in the arrangement as a co-lender. The revolving line of credit is to be used for general corporate purposes, without limitation, repayment of any other advances, reimbursement of draws under letters of credit, equipment and leasehold improvements and other corporate purposes and provides for a $25 million sublimit for direct advances. Interest on borrowings is charged and payable monthly at either a floating rate or the LIBOR rate plus 2%, each as defined in the loan agreement, at our election. The line of credit is collateralized by a security interest in our inventory, accounts receivable, furniture and equipment, contract rights, money and other property, rents and profit including insurance proceeds, books, records, trade secrets and other formulae and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt to equity ratio and a limitation on capital expenditures.

    Under our factoring agreement with Republic Business Credit Corporation, Republic acts as the sole factor in the United States for our accounts receivable. The factoring agreement provides that we can sell qualified accounts receivable to Republic and Republic will pay us an amount equal to the gross amount of our accounts receivable from customers reduced by certain offsets, including, among other things, discounts and returns and a .95% commission payable to Republic. Western Bank and Republic have entered into an intercreditor agreement allocating between them priority as to our assets in which both financial institutions have a security interest. The intercreditor agreement between Western Bank and Republic prohibits us from taking advances under the factoring agreement. Subject to its credit review procedures, Republic may decline to accept the credit risk on certain accounts receivable. The factoring agreement continues in force from year to year and may be terminated by Republic on any anniversary of its effective date (April 7) or by us at any time, provided that in each case the terminating party gives 60 days prior written notice.

    Our Dutch subsidiary, Cutter & Buck (Europe) B.V., is a party to a loan agreement with Cooperatieve Rabobank "Huizen" B.A., or Rabobank, for a $3.4 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.45% at April 30, 1999). The line of credit is secured by our subsidiaries' inventory in Europe, an irrevocable standby letter of credit issued by Western Bank of $3.8 million and subordination of $2.7 million of intercompany debt.

    Commencing in fiscal 1997, we have directly managed the accounts receivable credit and collection functions associated with our sales to the golf, corporate and international distribution channels and have used Republic's accounts receivable management exclusively for a portion of our sales to the specialty store channel. We expect to terminate our factoring relationship with Republic during fiscal 2000 and plan to continue to primarily use the Western Bank line of credit to fund our anticipated working capital needs.

    As of April 30, 1999, we had working capital lines of credit of approximately $43.4 million and had outstanding loans in the amount of $12.1 million against the Western Bank and Rabobank lines of credit. In addition, we had open letters of credit in the aggregate amount of $19.3 million at April 30, 1999.

    We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit will be sufficient to meet our cash requirements in fiscal 2000. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs and various other factors. Depending upon our growth and working capital needs, we may require additional financing in the future through debt or equity offerings, which may or may not be available or may be dilutive. Our ability to obtain additional financing will depend on our operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets.

    We extend credit to our customers based on an assessment of their financial circumstances, generally without requiring collateral. Our business is seasonal and we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our customers have experienced financial difficulties in the past, and future financial difficulties of customers could materially harm our business.

EURO TRANSITION

    We currently have sales in all of the participating countries of the European Economic and Monetary Union, or EMU, which have adopted the Euro as a currency. We expect some of the non-participating European Union countries where we have sales, such as the United Kingdom, to eventually join the EMU. Currently the Euro is used solely for non-cash transactions. We were Euro compliant within our accounting and business systems by December 1998 and expect to be compliant within our other business operations prior to the introduction of the Euro bills and coins in 2002. Currently, most of our customers have not requested dual billing; however, we have put procedures and systems into place to perform dual billing. We do not currently expect to experience any significant operational disruptions or to incur any significant costs related to the phased introduction of the Euro, including any currency risk, which could materially harm our liquidity or capital resources.

FOREIGN CURRENCY EXCHANGE RISK

    From time to time, we use derivative financial instruments to reduce our exposure to changes in foreign exchange rates in connection with the operations of our European subsidiaries. While these instruments are subject to risk of loss from changes in exchange rates, those losses would generally be offset by gains on the related exposure. We do not use derivative financial instruments for speculative or trading purposes. We reduce the risks associated with changes in foreign currency rates by entering into forward contracts and purchase options to hedge accounts receivable denominated in non-Euro currencies and to hedge expected payments for product purchases not denominated in Euro. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. In fiscal 1999 we incurred a net foreign exchange transaction gain of $19,000 compared to a net transaction loss of $75,000 during fiscal 1998.

    The fair value of foreign exchange forward contracts is based on quoted market prices. At April 30, 1999 we held forward contracts to deliver approximately $714,000 in foreign currencies with maturities of up to 120 days. At April 30, 1999 the fair value of the forward contracts exceeded the cost by approximately $41,000. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses.

YEAR 2000

    We recognize the need to ensure that our systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. We have developed and are implementing a company-wide plan which includes identifying all significant issues related to the impact of year 2000 on our internal systems, testing these systems and addressing deficiencies before October 31, 1999. We expect to successfully implement the systems and programming changes necessary to address year 2000 issues with respect to our internal systems and believe that the total cost of such actions will not exceed $100,000. We estimate we are approximately 90% complete with this effort and all costs incurred to date have been expensed. Due to the nature of our business, our operations generally do not include significant systems relying on embedded technology such as microcontrollers which are difficult to evaluate and repair.

    We have a fully integrated, real-time management information system specifically designed for the apparel industry. The system runs on IBM's RISC 6000 hardware with an AIX operating system. We have received assurances from the vendors for these systems that they are year 2000 compliant. We are completing testing programs for both systems to verify compliance and will complete this testing by the end of June 1999. In the event these systems fail the testing program, our existing information technology staff will arrange for the assistance of outside professionals to remedy the deficiencies. Although we are not presently aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address all year 2000 issues.

    We are in the process of identifying and working with our significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remedy year 2000 issues when their systems may affect our systems or otherwise impact operations. We have received assurances from the majority of our significant suppliers, but cannot definitively determine that all major suppliers will reach a year 2000-ready status that will ensure no disruption of business. Although we have no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case scenario would entail production disruption due to the inability of a number of our suppliers to obtain raw materials or components, or encounter transportation or communications problems affecting delivery of products to us. We are unable to quantify such a scenario, but it could potentially materially harm our results of our operations, liquidity or financial position. Our contingency plans for suppliers and systems, which are still being developed, include increasing inventory levels before January 1, 2000.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowings. The Company's short-term debt bears interest at variable rates. The variable rates may fluctuate over time based on economic changes in the environment, and the Company could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results of operations. The Company does not use derivative financial instruments to manage interest rate risk.

FOREIGN CURRENCY RISK

    The Company operates subsidiaries in the United Kingdom and the Netherlands. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations. The Company does not enter into derivatives for trading purposes. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CUTTER & BUCK INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          29

Consolidated Balance Sheets................................................................................          30

Consolidated Statements of Income..........................................................................          31

Consolidated Statements of Shareholders' Equity............................................................          32

Consolidated Statements of Cash Flows......................................................................          33

Notes to Consolidated Financial Statements.................................................................          34

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cutter & Buck Inc.

    We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material reports, the consolidated financial position of Cutter & Buck Inc. at April 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
June 15, 1999

                               CUTTER & BUCK INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  ------------------------
                                                                                         APRIL 30,
                                                                                  ------------------------
                                                                                         1998         1999
                                                                                  -----------  -----------
ASSETS
Current assets:
  Cash..........................................................................  $ 7,589,731  $ 4,760,259
  Accounts receivable, net of allowances for doubtful accounts and returns of
    $1,187,813 in 1998 and $1,726,191 in 1999...................................   20,216,721   32,518,666
  Inventories...................................................................   13,247,892   28,620,774
  Deferred income taxes.........................................................      730,850    1,496,945
  Prepaid expenses and other current assets.....................................    1,502,634    3,288,538
                                                                                  -----------  -----------
    Total current assets........................................................   43,287,828   70,685,182
Furniture and equipment, net....................................................    4,568,515    9,478,174
Deferred income taxes...........................................................       51,695      127,715
Other assets....................................................................      236,329      297,708
                                                                                  -----------  -----------
    Total assets................................................................  $48,144,367  $80,588,779
                                                                                  -----------  -----------
                                                                                  -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.........................................................  $   486,913  $12,084,704
  Accounts payable..............................................................    5,110,405    6,807,324
  Accrued liabilities...........................................................    1,606,994    3,635,341
  Income taxes payable..........................................................    1,498,720    3,025,968
  Current portion of capital lease obligations..................................      194,040      220,546
                                                                                  -----------  -----------
    Total current liabilities...................................................    8,897,072   25,773,883
Capital lease obligations.......................................................      626,682      907,260
Long-term debt..................................................................           --    5,000,000
Commitments
Shareholders' equity:
  Preferred stock, no par value, 6,000,000 shares authorized; none issued and
    outstanding.................................................................           --           --
  Common stock, no par value: 25,000,000 shares authorized; 7,876,194 issued and
    outstanding in 1998 and 8,312,236 in 1999...................................   30,577,648   32,998,010
  Deferred compensation.........................................................           --     (107,340)
  Retained earnings.............................................................    8,168,003   16,175,865
  Accumulated other comprehensive loss..........................................     (125,038)    (158,899)
                                                                                  -----------  -----------
    Total shareholders' equity..................................................   38,620,613   48,907,636
                                                                                  -----------  -----------
    Total liabilities and shareholders' equity..................................  $48,144,367  $80,588,779
                                                                                  -----------  -----------
                                                                                  -----------  -----------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  --------------------------------------
                                                                                           YEAR ENDED APRIL 30,
                                                                                  --------------------------------------
                                                                                         1997         1998          1999
                                                                                  -----------  -----------  ------------
Net sales.......................................................................  $46,592,758  $70,104,015  $107,285,920
Cost of sales...................................................................   28,053,845   40,642,031    61,057,635
                                                                                  -----------  -----------  ------------
Gross profit....................................................................   18,538,913   29,461,984    46,228,285

Operating expenses:
  Design and production.........................................................    1,256,247    2,119,831     2,914,613
  Selling and shipping..........................................................    8,773,380   13,128,725    22,333,870
  General and administrative....................................................    3,512,824    5,710,430     8,471,133
                                                                                  -----------  -----------  ------------
    Total operating expenses....................................................   13,542,451   20,958,986    33,719,616
                                                                                  -----------  -----------  ------------
Operating income................................................................    4,996,462    8,502,998    12,508,669

Other income (expense):
  Factor commission and interest expense, net of interest income of $212,968 in
    1997, $359,565 in 1998 and $245,314 in 1999.................................     (196,973)    (134,579)     (393,291)
  License and royalty income, net of other expense..............................      408,728      211,649       400,284
                                                                                  -----------  -----------  ------------
    Total other income..........................................................      211,755       77,070         6,993
                                                                                  -----------  -----------  ------------
Income before income taxes......................................................    5,208,217    8,580,068    12,515,662
                                                                                  -----------  -----------  ------------

Income taxes....................................................................    1,610,600    2,920,000     4,507,800
                                                                                  -----------  -----------  ------------
Net income......................................................................  $ 3,597,617  $ 5,660,068  $  8,007,862
                                                                                  -----------  -----------  ------------
                                                                                  -----------  -----------  ------------
Basic earnings per share........................................................  $      0.55  $      0.72  $       0.98
                                                                                  -----------  -----------  ------------
Diluted earnings per share......................................................  $      0.51  $      0.68  $       0.94
                                                                                  -----------  -----------  ------------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       --------------------------------------------------------------------
                                                                                         NOTE
                                                             COMMON STOCK          RECEIVABLE
                                                       -------------------------         FROM       DEFERRED       RETAINED
                                                            SHARES        AMOUNT  SHAREHOLDER   COMPENSATION       EARNINGS
                                                       -----------  ------------  ------------  --------------  -----------
Balance, April 30, 1996..............................    5,500,074  $ 15,156,702   $  (44,520)            --    $(1,089,682)
Sale of common stock, net of offering expenses of
  $1,434,356.........................................    2,181,460    14,563,021           --             --             --
Stock issued under employee stock purchase plan......        4,194        12,549           --             --             --
Exercise of stock options............................        8,718        18,519           --             --             --
Exercise of stock warrants...........................       40,150            --           --             --             --
Repayment of note receivable.........................           --            --       44,520             --             --
Net income...........................................           --            --           --             --      3,597,617
Foreign currency translation.........................           --            --           --             --             --
Comprehensive income.................................
                                                       -----------  ------------  ------------  --------------  -----------
Balance, April 30, 1997..............................    7,734,596    29,750,791           --             --      2,507,935
Stock issued under employee stock purchase plan......        8,806        68,464           --             --             --
Exercise of stock options............................      132,792       359,908           --             --             --
Tax benefit on exercise of stock options.............           --       398,485           --             --             --
Net income...........................................           --            --           --             --      5,660,068
Foreign currency translation.........................           --            --           --             --             --
Comprehensive income.................................
                                                       -----------  ------------  ------------  --------------  -----------
Balance, April 30, 1998..............................    7,876,194    30,577,648           --             --      8,168,003
Stock issued under employee stock purchase plan......       11,221       149,233           --             --             --
Exercise of stock options............................      296,245       950,116           --             --             --
Exercise of stock warrants...........................      118,378       662,920           --             --             --
Deferred compensation relating to restricted stock
  grants.............................................       10,198       171,744           --       (171,744)            --
Amortization of deferred compensation................           --            --           --         64,404             --
Tax benefit on exercise of stock options.............           --       486,349           --             --             --
Net income...........................................           --            --           --             --      8,007,862
Foreign currency translation.........................           --            --           --             --             --
Comprehensive income.................................
                                                       -----------  ------------  ------------  --------------  -----------
Balance, April 30, 1999..............................    8,312,236  $ 32,998,010   $       --     $ (107,340)   $16,175,865
                                                       -----------  ------------  ------------  --------------  -----------
                                                       -----------  ------------  ------------  --------------  -----------


                                                         ACCUMULATED
                                                               OTHER
                                                       COMPREHENSIVE
                                                                LOSS           TOTAL
                                                       ---------------  ------------
Balance, April 30, 1996..............................    $        --    $ 14,022,500
Sale of common stock, net of offering expenses of
  $1,434,356.........................................             --      14,563,021
Stock issued under employee stock purchase plan......             --          12,549
Exercise of stock options............................             --          18,519
Exercise of stock warrants...........................             --              --
Repayment of note receivable.........................             --          44,520
Net income...........................................             --       3,597,617
Foreign currency translation.........................        (71,417)        (71,417)
                                                                        ------------
Comprehensive income.................................                      3,526,200
                                                       ---------------  ------------
Balance, April 30, 1997..............................        (71,417)     32,187,309
Stock issued under employee stock purchase plan......             --          68,464
Exercise of stock options............................             --         359,908
Tax benefit on exercise of stock options.............             --         398,485
Net income...........................................             --       5,660,068
Foreign currency translation.........................        (53,621)        (53,621)
                                                                        ------------
Comprehensive income.................................                      5,606,447
                                                       ---------------  ------------
Balance, April 30, 1998..............................       (125,038)     38,620,613
Stock issued under employee stock purchase plan......             --         149,233
Exercise of stock options............................             --         950,116
Exercise of stock warrants...........................             --         662,920
Deferred compensation relating to restricted stock
  grants.............................................             --              --
Amortization of deferred compensation................             --          64,404
Tax benefit on exercise of stock options.............             --         486,349
Net income...........................................             --       8,007,862
Foreign currency translation.........................        (33,861)        (33,861)
                                                                        ------------
Comprehensive income.................................                      7,974,001
                                                       ---------------  ------------
Balance, April 30, 1999..............................    $  (158,899)   $ 48,907,636
                                                       ---------------  ------------
                                                       ---------------  ------------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        -----------------------------------
                                                               YEAR ENDED APRIL 30,
                                                        -----------------------------------
                                                              1997        1998         1999
                                                        ----------  ----------  -----------
Operating activities:
Net income............................................  $3,597,617  $5,660,068  $ 8,007,862
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.......................   1,057,348   1,385,616    2,306,276
  Deferred income taxes...............................    (104,000)   (498,545)    (842,115)
  Amortization of deferred compensation...............          --          --       64,404
  Changes in assets and liabilities:
    Receivables, net..................................  (7,329,046) (5,986,276) (12,639,245)
    Inventories.......................................  (7,795,977)   (758,482) (15,547,970)
    Prepaid expenses and other current assets.........    (328,011)   (188,265)  (1,870,703)
    Accounts payable and accrued liabilities..........   2,588,827   1,495,273    3,823,477
    Income taxes payable..............................     487,632   1,009,573    2,013,597
                                                        ----------  ----------  -----------
Net cash provided by (used in) operating activities...  (7,825,610)  2,118,962  (14,684,417)

Investing activities:
Purchase of furniture and equipment...................  (1,716,583) (2,746,776)  (6,624,987)
Decrease (increase) in trademarks, patents and
  marketing rights....................................      83,671     (97,107)     (62,518)
                                                        ----------  ----------  -----------
Net cash used in investing activities.................  (1,632,912) (2,843,883)  (6,687,505)

Financing activities:
Net proceeds (repayments) from short term
  borrowings..........................................    (114,119)    486,913   11,953,708
Proceeds from long term debt..........................                            5,000,000
Principal payments under capital lease obligations....    (125,432)   (177,392)    (261,766)
Net increase in advances from factor..................     562,551     188,663      185,619
Proceeds from note receivable from shareholder........      44,520          --           --
Issuance of common stock..............................  14,594,089     428,372    1,762,269
                                                        ----------  ----------  -----------
Net cash provided by financing activities.............  14,961,609     926,556   18,639,830
Effects of foreign exchange rate changes on cash......     (71,417)    (53,621)     (97,380)
                                                        ----------  ----------  -----------
Net increase (decrease) in cash.......................   5,431,670     148,014   (2,829,472)

Cash, beginning of year...............................   2,010,047   7,441,717    7,589,731
                                                        ----------  ----------  -----------
Cash, end of year.....................................  $7,441,717  $7,589,731  $ 4,760,259
                                                        ----------  ----------  -----------
                                                        ----------  ----------  -----------

Supplemental information:
Cash paid during the year for interest................  $  176,191  $  199,187  $   308,277
                                                        ----------  ----------  -----------
                                                        ----------  ----------  -----------
Cash paid during the year for income taxes............  $  991,500  $2,409,500  $ 3,245,000
                                                        ----------  ----------  -----------
                                                        ----------  ----------  -----------

Noncash financing and investing activities:
  Equipment acquired with capital leases..............  $  788,524  $  335,022  $   568,850
                                                        ----------  ----------  -----------
                                                        ----------  ----------  -----------
  Deferred compensation for issuance of restricted
    stock.............................................  $       --  $       --  $   171,744
                                                        ----------  ----------  -----------
                                                        ----------  ----------  -----------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

    DESCRIPTION OF THE BUSINESS Cutter & Buck Inc. (the "Company") designs, sources and markets men's and women's sportswear and outerwear apparel. The Company's trade customers are principally golf pro shops and resorts, corporate sales accounts and better specialty stores.

    In 1996, the Company formed two wholly owned subsidiaries, Cutter & Buck
(UK) Ltd. and Cutter & Buck (Europe) B.V., for the purpose of direct marketing, sales and distribution of Cutter & Buck sportswear and outerwear in Europe. In 1999, the Company formed another wholly owned subsidiary, Cutter & Buck GmbH to perform the same function.

    PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the date of formation. All significant intercompany accounts and transactions have been eliminated.

    INVENTORIES Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined under the first-in, first-out method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season fashion merchandise. The net realizable value of the out-of-season merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its net realizable value.

    SAMPLES The Company capitalizes the costs of merchandise samples that relate to goods to be sold in future selling seasons. These samples are amortized on a straight-line basis over the respective selling seasons of six months. The amortization of samples is charged to selling expenses over the revenue-generating period.

    FURNITURE AND EQUIPMENT Furniture and equipment is carried at cost. Depreciation is provided on a straight-line basis over estimated useful lives of five years. Furniture and equipment acquired under capital leases is amortized on a straight-line basis over the lesser of the lease term or the estimated economic useful life of the asset. Store fixtures are depreciated on a straight-line basis over three years.

    ADVERTISING Advertising costs are expensed as incurred. Advertising expense was $800,000, $1,256,000 and $2,507,000 for the years ended April 30, 1997, 1998 and 1999 respectively.

    INCOME TAXES The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    FAIR VALUE OF FINANCIAL INSTRUMENTS The fair value of the Company's capital lease obligations and long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of these financial instruments at April 30, 1998 and 1999 approximated fair value.

    CONCENTRATIONS OF CREDIT RISK The Company sells its products to approved customers on an open account basis, subject to established credit limits, cash in advance or cash on delivery terms. The Company is subject to credit risk on the majority of its receivables. These receivables are geographically disbursed throughout the United States, Europe and selected foreign countries where formal distributor agreements exist.

                               CUTTER & BUCK INC.

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION Revenue is recognized at the time the product is shipped to the customer. There is no right to return for customers, other than for defective products. Allowances for these estimated sales returns are provided when the related revenue is recorded.

    FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are a component of comprehensive income.

    STOCK-BASED COMPENSATION The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

    EARNINGS PER SHARE Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be antidilutive.

    COMPREHENSIVE INCOME On May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income or loss and its components. Statement 130 also requires presentation of accumulated other comprehensive income or loss separately in shareholders' equity. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in comprehensive income.

    SEGMENT AND GEOGRAPHIC INFORMATION On May 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established interim and annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has one reportable segment, the design, sourcing and marketing of sportswear and outerwear apparel. The information for this segment is the information used by the Company's chief operating decision-maker to evaluate operating performance. International sales represented approximately 6.0%, 6.5% and 6.1% of net sales for the years ended April 30, 1997, 1998 and 1999 respectively. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Long-term assets of international operations represent approximately 7.4%, 13.0% and 14.6% of the Company's long-term assets for fiscal 1997, 1998 and 1999, respectively.

    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

                               CUTTER & BUCK INC.

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECLASSIFICATIONS Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

    DERIVATIVES AND HEDGING

    The Company from time to time, uses derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with the operations of its European subsidiary. While these instruments are subject to risk of loss from changes in exchange rates, those losses would generally be offset by gains on the related exposure. The Company does not use derivative financial instruments for speculative or trading purposes. The Company reduces the risks associated with changes in foreign currency rates by entering into forward contracts and purchase options to hedge accounts receivable denominated in non-euro currencies and to hedge expected payments for product purchases not denominated in euro. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed.

    The fair value of foreign exchange forward contracts is based on quoted market prices. At April 30, 1998 and 1999 the Company held forward contracts to deliver $217,841 and $714,416, respectively in foreign currencies with maturities of up to 120 days. The fair value of forward exchange contracts approximated cost at April 30, 1998. At April 30, 1999 the fair value of the forward contracts exceeded the cost by $41,315. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency transaction gains and losses.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS 133 on May 1, 2001, as required. The Company limits its use of derivative financial instruments to the management of foreign currency risks. The Company is currently evaluating the impact of SFAS 133 on its financial statements.

NOTE 2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consisted of the following:

                                                                                  ----------------------
                                                                                        APRIL 30,
                                                                                  ----------------------
                                                                                        1998        1999
                                                                                  ----------  ----------
Prepaid expenses................................................................  $1,082,914  $1,580,557
Samples.........................................................................     419,720   1,707,981
                                                                                  ----------  ----------
                                                                                  $1,502,634  $3,288,538
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                               CUTTER & BUCK INC.

NOTE 3. ACCOUNTS RECEIVABLE

    Pursuant to the terms of factoring agreements, the Company assigns a portion of its qualifying accounts receivable to factors on a preapproved, nonrecourse or recourse basis. The factors' charges totaled $160,643, $194,945, $162,401 for the years ended April 30, 1997, 1998 and 1999 and include a commission on net sales and interest on advances at prime, plus 1 1/2% (9.25% at April 30, 1999). The Company is permitted to receive advances from the European factor against uncollected amounts factored. Accounts receivable consisted of the following:

                                                                                  ------------------------
                                                                                         APRIL 30,
                                                                                  ------------------------
                                                                                         1998         1999
                                                                                  -----------  -----------
Unmatured receivables
  Nonrecourse...................................................................  $ 2,622,705  $ 1,341,146
  With recourse.................................................................    1,945,238    2,431,260
Matured receivables.............................................................      290,112      203,545
Advances........................................................................     (751,214)    (936,833)
                                                                                  -----------  -----------
  Due from factor...............................................................    4,106,841    3,039,118
Nonfactored receivables.........................................................   17,297,693   31,205,739
Allowance for doubtful accounts and reserve for sales returns and allowance.....   (1,187,813)  (1,726,191)
                                                                                  -----------  -----------
                                                                                  $20,216,721  $32,518,666
                                                                                  -----------  -----------
                                                                                  -----------  -----------

NOTE 4. FURNITURE AND EQUIPMENT

    Furniture and equipment consisted of the following:

                                                                     ----------------------
                                                                           APRIL 30,
                                                                     ----------------------
                                                                           1998        1999
                                                                     ----------  ----------
Leasehold improvements.............................................  $  585,906  $1,856,577
Equipment..........................................................   3,074,654   6,196,722
Store fixtures.....................................................   2,466,500   4,200,903
Furniture and other fixtures.......................................     759,073   1,822,147
                                                                     ----------  ----------
                                                                      6,886,133  14,076,349
Less accumulated depreciation and amortization.....................  (2,317,618) (4,598,175)
                                                                     ----------  ----------
                                                                     $4,568,515  $9,478,174
                                                                     ----------  ----------
                                                                     ----------  ----------

    The total cost of leased equipment capitalized at April 30, 1998 and 1999 was $1,123,546 and $1,692,396, respectively, with related accumulated amortization of $325,387 and $620,923, respectively.

NOTE 5. DEBT

    In April 1999, the Company entered into a loan agreement with Washington Mutual Bank d/b/ a Western Bank ("Western Bank") for a $40 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America National Trust and Savings Association d/b/ a Seafirst Bank in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes, without limitation, repayment of any other advances, reimbursement of draws

                               CUTTER & BUCK INC.

NOTE 5. DEBT (CONTINUED)
under letters of credit, equipment and leasehold improvements and other corporate purposes and provides for a $25 million sublimit for direct advances. Interest on borrowings is charged and payable monthly at either a floating rate or the LIBOR rate plus 2%, each as defined in the loan agreement, at the borrower's election (7.75% at April 30, 1999). The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles and expires on August 1, 2000. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio. The Company was in compliance with these covenants at April 30, 1999. Western Bank and Republic Business Credit Corporation have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At April 30, 1999, letters of credit outstanding against this line of credit totaled $18,773,683 and working capital advances were $9.5 million.

    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.4 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.45% at April 30, 1999). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $3.8 million and subordination of $2.7 million of intercompany debt. At April 30, 1999, letters of credit outstanding against this line of credit totaled $533,358 and working capital advances totaled $2,584,704.

    The Company also has a $5 million term credit facility with Western Bank. As of April 30, 1999 $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

NOTE 6. INCOME TAXES

    The foreign and domestic components of income before income taxes were as follows:

                                                                                  -----------------------------------
                                                                                         YEAR ENDED APRIL 30,
                                                                                  -----------------------------------
                                                                                        1997        1998         1999
                                                                                  ----------  ----------  -----------
Domestic........................................................................  $5,086,697  $8,794,780  $12,726,877
Foreign.........................................................................     121,520    (214,712)    (211,215)
                                                                                  ----------  ----------  -----------
                                                                                  $5,208,217  $8,580,068  $12,515,662
                                                                                  ----------  ----------  -----------
                                                                                  ----------  ----------  -----------

                               CUTTER & BUCK INC.

NOTE 6. INCOME TAXES (CONTINUED)
    The provision for income taxes consisted of the following:

                                                                                  ----------------------------------
                                                                                         YEAR ENDED APRIL 30,
                                                                                  ----------------------------------
                                                                                        1997        1998        1999
                                                                                  ----------  ----------  ----------
Current tax provision:
  Federal.......................................................................  $1,514,600  $3,318,545  $5,201,306
  State.........................................................................     200,000     100,000     148,609
                                                                                  ----------  ----------  ----------
                                                                                   1,714,600   3,418,545   5,349,915
Deferred federal tax benefit....................................................    (104,000)   (498,545)   (842,115)
                                                                                  ----------  ----------  ----------
                                                                                  $1,610,600  $2,920,000  $4,507,800
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------

    The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

                                                                                  ----------------------------------
                                                                                         YEAR ENDED APRIL 30,
                                                                                  ----------------------------------
                                                                                        1997        1998        1999
                                                                                  ----------  ----------  ----------
Tax provision at federal statutory tax rate.....................................  $1,770,749  $2,917,223  $4,380,482
Foreign loss not benefited......................................................          --      73,002      73,925
Nondeductable expenses..........................................................      18,862      17,834      53,726
Decrease in valuation allowance.................................................    (440,278)         --          --
State income taxes, net of federal benefit......................................     132,000      66,000      96,596
Other...........................................................................     129,267    (154,059)    (96,929)
                                                                                  ----------  ----------  ----------
                                                                                  $1,610,600  $2,920,000  $4,507,800
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------

    The Company recorded compensation expense in 1998 and 1999 for income tax purposes of approximately $1.1 million and $1.4 million respectively, resulting from the exercise of nonqualified stock options and disqualifying dispositions of Common Stock received through the exercise of incentive stock options. The resulting tax benefit of $398,485 and $486,349 respectively, is included in shareholders' equity.

                               CUTTER & BUCK INC.

NOTE 6. INCOME TAXES (CONTINUED)
    The 1997 tax provision is recorded net of the benefit of utilizing a net operating loss carryforward of approximately $1,139,000. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                  --------------------
                                                                                       APRIL 30,
                                                                                  --------------------
                                                                                      1998        1999
                                                                                  --------  ----------
Deferred income tax assets:
  Reserve for doubtful accounts.................................................  $337,339  $  529,402
  Reserve for inventory obsolescence............................................   140,290     326,071
  Unicap........................................................................   195,897     563,664
  Depreciation and amortization.................................................    51,695     127,715
  Other.........................................................................    61,249     109,196
                                                                                  --------  ----------
Total deferred income tax assets................................................   786,470   1,656,048

Deferred income tax liabilities:
Prepaid expenses................................................................        --     (31,388)
Other...........................................................................    (3,925)         --
                                                                                  --------  ----------
Total deferred income tax liabilities...........................................    (3,925)    (31,388)
                                                                                  --------  ----------
Net deferred taxes..............................................................  $782,545  $1,624,660
                                                                                  --------  ----------
                                                                                  --------  ----------

NOTE 7. COMMITMENTS

    The Company leases its office facilities, two retail stores and a warehouse and embroidery production facility under operating leases. Total rent expense amounted to $472,823 in 1997, $684,270 in 1998 and $1,325,647 in 1999.

    Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 1999:

--------------------------------------------------------------------------------------------------------
                                                                                     CAPITAL   OPERATING
YEAR ENDING APRIL 30,                                                                 LEASES      LEASES
--------------------------------------------------------------------------------  ----------  ----------
2000............................................................................  $  433,490  $  796,137
2001............................................................................     422,144     460,861
2002............................................................................     265,300     285,977
2003............................................................................     198,224     226,332
2004............................................................................      40,248      11,088
                                                                                  ----------  ----------
Total minimum lease payments....................................................   1,359,406  $1,780,395
                                                                                              ----------
                                                                                              ----------
Less amount representing interest...............................................    (231,600)
                                                                                  ----------
Present value of net minimum lease payments.....................................   1,127,806
Less: current portion...........................................................    (220,546)
                                                                                  ----------
                                                                                  $  907,260
                                                                                  ----------
                                                                                  ----------

                               CUTTER & BUCK INC.

NOTE 8. SHAREHOLDERS' EQUITY

    PREFERRED STOCK The Company has authorized 6,000,000 shares of preferred stock, no par value. There was no preferred stock outstanding at April 30, 1998 and 1999.

    COMMON STOCK On November 1, 1996 the Company sold 1,993,960 shares of its Common Stock in a secondary offering at $7.33 per share. Pursuant to the exercise of the underwriters' over-allotment option, the Company sold an additional 187,500 shares of Common Stock at $7.33 per share on December 3, 1996. Proceeds to the Company, net of underwriting discounts and commissions and offering expenses totaling $1,434,356, amounted to $14,563,021.

    COMMON STOCK WARRANTS In connection with the Company's initial public offering, the Company issued warrants to the underwriters of the offering to purchase 197,296 shares of Common Stock at an exercise price of $5.60. In April 1997, 78,918 of these warrants were exercised in a cashless transaction, and 40,150 shares of Common Stock were issued. The remaining warrants to purchase 118,378 shares were exercised in May 1998 with proceeds to the Company totaling $662,920.

    STOCK OPTION PLANS The Company has four stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 1,312,969 shares of Common Stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 employee plan generally provide for vesting over a four-year period with vesting at 25% each year. Options granted under the 1995 director plan become exercisable six months after the date of grant. Options granted under the 1997 plan generally provide for vesting over a five-year period with vesting at 20% each year. Options under the plans expire after 10 years and have been granted at fair value on the date of grant.

    The weighted average fair value of stock options granted in 1997, 1998 and 1999 was $5.13, $10.59 and $9.05 repectively. The fair value of stock options used to calculate pro forma net income and net income per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rate of 6.2%, 6.1% and 5.3%; volatility of 68%, 68% and 70%; expected life of 4.5 years, 4 years and 5 years; and no future dividends.

    The weighted average fair value of shares granted under the Employee Stock Purchase Plan in 1998 and 1999 was $2.02 and $3.21 respectively. The fair value of shares granted under the Employee Stock Purchase Plan used to calculate pro forma net income and net income per share disclosures was determined using the Black-Sholes option-pricing model with the following weighted average assumptions for 1997, 1998 and 1999 respectively: risk free interest rate of 6.8%, 6.2% and 5.0%; volatility of 68%, 68% and 70%; expected life of 6 months and no future dividends. Had compensation cost for the stock option and Employee Stock Purchase plans been recognized based on the fair value

                               CUTTER & BUCK INC.

NOTE 8. SHAREHOLDERS' EQUITY (CONTINUED) at the date of grant for options and stock, awarded under the plans, pro forma amounts of the Company's net income and net income per share would have been as follows:

                                                                                  ----------------------------------
                                                                                              APRIL 30,
                                                                                  ----------------------------------
                                                                                        1997        1998        1999
                                                                                  ----------  ----------  ----------
Net income......................................................................  $3,597,617  $5,660,068  $8,007,862
Pro forma compensation expense under SFAS No. 123...............................    (186,822)   (572,927)   (865,636)
                                                                                  ----------  ----------  ----------
Pro forma net income under SFAS No. 123.........................................  $3,410,795  $5,087,141  $7,142,226
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
Pro forma diluted earnings per share............................................  $     0.49  $     0.61  $     0.83

    Under SFAS No. 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in earnings.

    A summary of the Company stock option activity and related information is as follows:

                                              ----------------------------------------------------------------------
                                                                            APRIL 30,
                                              ----------------------------------------------------------------------
                                                       1997                    1998                    1999
                                              ----------------------  ----------------------  ----------------------
                                                           WEIGHTED                WEIGHTED                WEIGHTED
                                                            AVERAGE                 AVERAGE                 AVERAGE
                                                           EXERCISE                EXERCISE                EXERCISE
                                                OPTIONS       PRICE     OPTIONS       PRICE     OPTIONS       PRICE
                                              ---------  -----------  ---------  -----------  ---------  -----------
Balance, beginning of year..................    610,983   $    3.39     658,137   $    3.86     774,342   $    6.94
Granted.....................................     55,872        8.70     261,372       12.57     218,622       14.59
Exercised...................................     (8,718)       2.13    (132,792)       2.71    (296,245)       2.14
Canceled....................................         --          --     (12,375)       7.17      (4,312)      13.64
                                              ---------               ---------               ---------
Balance, end of year........................    658,137   $    3.86     774,342   $    6.94     692,407   $   10.91
                                              ---------               ---------               ---------
                                              ---------               ---------               ---------
Exercisable at end of year..................    369,475   $    2.49     405,400   $    3.40     254,522   $    7.49
                                              ---------       -----   ---------  -----------  ---------  -----------

    The following information is provided for options outstanding and exercisable at April 30, 1999:

----------------------------------------------------------------------------------------------------------
                                                   OUTSTANDING
                                   -------------------------------------------         EXERCISABLE
                                                      WEIGHTED AVERAGE          --------------------------
                                              --------------------------------                 WEIGHTED
                                                  REMAINING         EXERCISE                    AVERAGE
RANGE OF EXERCISE PRICES             OPTIONS  CONTRACTUAL LIFE         PRICE      OPTIONS  EXERCISE PRICE
---------------------------------  ---------  -----------------  -------------  ---------  ---------------
$ 1.44-$3.16.....................     67,031            4.8        $    1.62       67,030     $    1.62
  4.75- 7.17.....................    124,101            6.9             7.03       95,248          6.99
  8.09- 9.09.....................     43,311            7.8             8.60       22,311          8.63
 10.00-13.71.....................    240,842            8.3            12.55       56,061         12.77
 13.79-16.83.....................    217,122            9.2            14.63       13,872         16.17
                                   ---------                                    ---------
                                     692,407                                      254,522
                                   ---------                                    ---------
                                   ---------                                    ---------

                               CUTTER & BUCK INC.

NOTE 8. SHAREHOLDERS' EQUITY (CONTINUED)
    At April 30, 1999, 183,788 shares were available for future grant and 876,195 shares were reserved for future issuance.

    RESTRICTED STOCK PLAN In August 1998, the Company adopted a Stock Bonus Plan which permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. Up to 37,500 shares of Restricted Stock can be issued under the Stock Bonus Plan and no more than 11,250 shares of Restricted Stock can be issued to any one participant in any one year. Eligible employees are awarded the Restricted Stock at a 15% discount from market price. As of April 30, 1999, 11,221 shares had been issued under the Stock Bonus Plan and 26,279 shares were reserved for future issuance. The Company has recorded deferred compensation of $171,744 in 1999. This amount is being amortized over the vesting period, 25% every six months. Compensation expense relating to restricted stock awards was $64,404 in 1999.

    SHAREHOLDER RIGHTS PLAN In November 1998, the Board of Directors adopted a Shareholder Rights Plan "Rights Plan" designed to protect shareholders from certain takeover tactics. Under the Rights Plan, the Board of Directors declared and distributed to our shareholders a dividend of one right, each referred to as a Right, for each outstanding share of common stock. The Rights are not exercisable or transferable separately from shares of common stock until the earlier of : (1) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of a designated percentage of the outstanding shares of the common stock and (2) 10 business days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning a designated percentage of outstanding shares of common stock, unless the Board of Directors sets a later date, referred to as the Distribution Date. The Board of Directors has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating offers for all outstanding common stock as a permitted offer. The Company may redeem the Rights during the initial 180 days after a triggering event generally only by a majority of directors who are directors before any person or group obtains or acquires the right to acquire a designated percentage of outstanding shares of common stock. Prior to the Distribution Date, the Company is able to amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Distribution Date, the Rights Plan could be amended to cure any ambiguity, to correct or supplement any inconsistent provision or any other provision so long as such amendment or supplement would not adversely affect the holders of the Rights, other than an acquiring person or group. The Rights expire on November 20, 2008 unless earlier redeemed by the Company.

    Each Right, other than those Rights held by an acquiring person or group, when exercisable, would entitle its holders to purchase one one-hundredth of a share of class A junior preferred stock, subject to adjustment or, in certain instances, other securities of the Company. In certain circumstances, if the Company, in a merger or consolidation, is not the surviving entity or disposes of more than 50% of the company's assets or earnings power, the Rights would entitle their holders, other than an acquiring person or group, to purchase the highest priority voting shares in the surviving entity or its affiliates having a market value of two times the exercise price of the Rights.

    EMPLOYEE STOCK PURCHASE PLAN In December 1995, the Company adopted an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. As of April 30, 1999, 24,221 shares had been issued under the plan and 350,779 shares have been reserved for future issuance.

                               CUTTER & BUCK INC.

NOTE 8. SHAREHOLDERS' EQUITY (CONTINUED)
    STOCK SPLIT On May 28, 1999, the Company's Board of Directors approved a 3-for-2 stock split of the shares of common stock, to be effected in the form of a share dividend on shares of common stock outstanding on June 4, 1999. The distribution of shares was made on June 15, 1999. Accordingly, the accompanying consolidated financial statements have been restated to reflect the stock split.

NOTE 9. EMPLOYEE BENEFITS

    Effective January 1, 1995, the Company implemented a salary deferral 401(k) plan for substantially all of its employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to contribute an amount at its discretion. To date, the Company has made no contributions to the plan.

NOTE 10. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  ----------------------------------
                                                                                         YEAR ENDED APRIL 30,
                                                                                  ----------------------------------
                                                                                        1997        1998        1999
                                                                                  ----------  ----------  ----------
Numerator:
  Numerator for basic and diluted earnings per share--net income................  $3,597,617  $5,660,068  $8,007,862
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------

Denominator:
  Denominator for basic earnings per share--weighted average common shares......   6,581,454   7,851,564   8,212,468

Effect of dilutive securities stock options.....................................     422,255     441,986     349,764
                                                                                  ----------  ----------  ----------
  Denominator for diluted earnings per share....................................   7,003,709   8,293,550   8,562,232
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------
Basic earnings per share........................................................  $     0.55  $     0.72  $     0.98
Diluted earnings per share......................................................  $     0.51  $     0.68  $     0.94

NOTE 11. LITIGATION

    The Company has been named as a defendant in two lawsuits related to its sourcing of garments manufactured in Saipan. The first, Does v. The Gap, Inc., et al. was filed in the Federal District Court in Los Angeles on behalf of an alleged class of garment factory workers located in Saipan, and generally alleges that the defendants have conspired to control unlawful "sweatshop" conditions constituting peonage and involuntary servitude. The plaintiffs in this action generally seek an order enjoining defendants from continuing to manufacture garments under the alleged "sweatshop" conditions, establishment of a monitoring program and imposition of an asset freeze or constructive trust, and punitive as well as treble, special and compensatory damages in unspecified amounts. The second, UNITE v. The Gap, Inc. et al., was filed in the Superior Court in San Francisco, California, by a union and three public interest groups, and generally alleges that the defendants engaged in various unlawful business acts and practices. The plaintiffs in this action generally seek an order restraining the defendants from engaging in the allegedly unfair business acts and practices, requiring a corrective

                               CUTTER & BUCK INC.

NOTE 11. LITIGATION (CONTINUED)
advertising compaign or monitoring program, imposition of an asset freeze or constructive trust, payment of restitution and disgorgement of profits from engaging in the allegedly unlawful business acts and practices in unspecified amounts. In the federal action, all of the defendants including the Company have filed motions to transfer the venue of that case to Saipan. The motion is noted for consideration on July 12, 1999. The retailer or buyer defendants including the Company have responded to written interrogatories concerning witnesses and documents that relate to the Saipan garment business. The retailer or buyer defendants including the Company also have submitted a motion to dismiss all of the causes of action in the federal action, other than the claim for false imprisonment, on the grounds that the allegations of the complaint fail to state a claim upon which relief can be granted. In addition, the defendants, including the Company, in the state action have filed a demurrer (motion to dismiss the claims asserted in that lawsuit). The hearing on that motion is scheduled for August 6, 1999. Although the Company intends to vigorously defend itself, these lawsuits are subject to many uncertainties and management of the Company is not able to make a determination of the ultimate exposure with respect to these matters. As a result, there can be no assurance that these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

    The Company is also a party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Financial results by quarter for the fiscal years ended April 30, 1998 and 1999 are as follows:

                                                                        -------------------------------------------
                                                                                   FISCAL QUARTER ENDED
                                                                        -------------------------------------------
                                                                        JULY 31  OCTOBER 31   JANUARY 31   APRIL 30
                                                                        -------  ----------   ----------   --------
IN THOUSANDS, EXCEPT SHARE AMOUNTS
1998
  Net sales...........................................................  $12,378   $17,349      $14,151     $ 26,226
  Gross profit........................................................    4,960     7,145        5,952       11,405
  Net income..........................................................      475     1,160          673        3,352
  Diluted earnings per share..........................................  $  0.06   $  0.14      $  0.08     $    .40

1999
  Net sales...........................................................  $17,763   $25,993      $23,148     $ 40,382
  Gross profit........................................................    7,612    10,939        9,892       17,785
  Net income..........................................................      794     1,664          969        4,581
  Diluted earnings per share..........................................  $  0.09   $  0.20      $  0.11     $   0.53

 ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                   DISCLOSURE

    None.

                                    PART III
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of Cutter & Buck are as follows:

----------------------------------------------------------------------------------------------------
NAME                                   AGE  POSITION
----------------------------------------------------------------------------------------------------
Harvey N. Jones(1)                     48   Chairman and Chief Executive Officer
Martin J. Marks                        50   President, Chief Operating Officer, Treasurer, Secretary
                                            and Director
Jim C. McGehee                         49   Vice President of Sales
Patricia A. Nugent                     44   Vice President of Merchandise and Design
Jon P. Runkel                          42   Vice President of Production
Philip C. Davis                        41   Vice President of Operations
Philip B. Jones                        46   Vice President of International/Managing Director of
                                            Cutter & Buck (Europe) B.V.
Stephen S. Lowber                      48   Vice President and Chief Financial Officer
Jeffrey S. Buchman                     51   Vice President of Marketing and Communications
Ernest J. Pyle                         44   Vice President and Chief Information Officer
Michael S. Brownfield(1)(3)            59   Director
Frances M. Conley(1)(2)(3)             56   Director
Larry C. Mounger(2)(3)                 61   Director
James C. Towne(2)                      56   Director

------------------------

(1) Member of the Nominating Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

    HARVEY N. JONES has been Chief Executive Officer and a director of Cutter & Buck since its inception in January 1990 and has been Chairman of the Board of Directors since 1997.

    MARTIN J. MARKS, President, Chief Operating Officer, Treasurer, Secretary and a director of Cutter & Buck, joined Cutter & Buck as Chief Financial Officer in January 1991. Prior to being named President in 1997, he held the position of Senior Vice President. Mr. Marks has a bachelor's degree in business administration from Portland State University.

    JIM C. MCGEHEE, Vice President of Sales, joined Cutter & Buck in February 1990. Mr. McGehee has a bachelor's degree in business (marketing) from Auburn University.

    PATRICIA A. NUGENT, Vice President of Merchandise and Design, joined Cutter & Buck in December 1993 and served as Vice President of Production from April 1994 to April 1996. Beginning her career at Roffe/Demetre, she has experience merchandising, designing, sourcing and in the technical aspects of apparel with leading brands in men's and women's sportswear, activewear (golf, tennis, running and skiing), outerwear and accessories. Ms. Nugent has a bachelor's degree in Clothing and Textile Design from the University of Washington and a design certificate from the Modeschule der StadtWien in Vienna, Austria.

    JON P. RUNKEL, Vice President of Production, joined Cutter & Buck in April 1995 and served as Operations Manager from April 1995 to April 1996. From October 1994 to April 1995, he was a production manager of Organik Technologies, Inc., an apparel manufacturer, producing contract work for such names as Patagonia, Eddie Bauer, Timberland and Jantzen, and from March 1993 to September 1994, he was a consultant on operations and production for Susan Barry Designs, a women's line.

    PHILIP C. DAVIS, Vice President of Operations, joined Cutter & Buck in January 1997. From 1987 to 1996, he held various positions at Stusser Electric, an electrical parts distribution company, including president from 1994 to 1996. Mr. Davis has a bachelor's degree in economics from Stanford University.

    PHILIP B. JONES, Vice President of International / Managing Director of Cutter & Buck (Europe) B.V., joined Cutter & Buck in July 1997. From 1989 to June 1997, Mr. Jones was an independent international trade consultant serving certain major U.S. companies. Mr. Jones holds a bachelor's degree in East Asian studies from Harvard University.

    STEPHEN S. LOWBER, Vice President and Chief Financial Officer, joined Cutter & Buck in September 1997. From April 1992 to June 1997, Mr. Lowber was Chief Financial Officer of LUXAR Corporation, a medical devices manufacturing company. Mr. Lowber has a bachelor's degree in accounting from Western Washington University and a master's degree in business administration from Seattle University, and he is a certified public accountant.

    JEFFREY S. BUCHMAN, Vice President of Marketing & Communications, joined Cutter & Buck in July 1998. From 1974 to June 1998, Mr. Buchman was a faculty member at The Fashion Institute of Technology, most recently serving as the Chairman of the Advertising and Marketing Communications Department. From 1986 to 1998, he also served as the president of The Telefashion Group, a provider of marketing and communications consulting services. Mr. Buchman has a bachelor's degree in English from the State University of New York at Buffalo and a master's degree in communications management from Brooklyn College.

    ERNEST J. PYLE, Vice President and Chief Information Officer, joined Cutter & Buck in July 1998. From November 1995 to June 1998, Mr. Pyle held various positions with System Software Associates, Inc., an enterprise resource planning solutions provider, most recently serving as Vice President, North America. From April 1992 to November 1995, he was owner of SSA Northwest, an independent affiliate of Systems Software Associates, Inc. Mr. Pyle attended the University of Washington and has an associate's degree in computer science from Peterson Technical College.

    MICHAEL S. BROWNFIELD has been a director of Cutter & Buck since May 1995. He is a private investor and has a bachelor's degree in chemistry from the University of Oregon. Mr. Brownfield is the Chairman of Accurate Molded Plastics, a private manufacturer of tooling and injection-molded plastics, and also serves on the boards of directors of Heartsmart, Inc., a private biomedical company, Northwest Cascade, Inc., a private construction company, Kitsap Entertainment Corporation, a private restaurant franchisee, and Global Tel Resources, Inc., a private telecommunications company.

    FRANCES M. CONLEY has been a director of Cutter & Buck since July 1990. Since 1982, she has been a shareholder, director and principal of Roanoke Capital, Ltd., the general partner of Roanoke Investors' Limited Partnership, a venture capital limited partnership. She has a bachelor's degree in music from Emmanuel College and a master's degree in business administration from the Harvard Graduate School of Business Administration. Ms. Conley is a director of Recreation Equipment Inc., a private national retailer of outdoor gear and clothing.

    LARRY C. MOUNGER has been a director of Cutter & Buck since July 1990. Since 1997, he has been Chairman and Chief Executive Officer of Sunrise Clothing, Inc., a screen printing company. From January 1993 to October 1995, he served as President, Chief Executive Officer and a director of Sun Sportswear, Inc., a publicly held garment screenprinter. He has a bachelor's degree in business administration and a juris doctor degree from the University of Washington.

    JAMES C. TOWNE has been a director of Cutter & Buck since 1997. Mr. Towne has been Chairman of Greenfield Development Corporation, a remediation and development company since 1995. From 1982 to 1995, he was President, CEO or Chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation and Microsoft Corporation. Mr. Towne also serves on the board of directors of Tully's Coffee Co., a private specialty coffee retailer. He has a bachelor's degree in economics and a master's degree in business administration from Stanford University.

                        ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the information contained in the "Executive Compensation" section of our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management" section of our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Certain Relationships and Related Transactions" section of our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

                                    PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

    1.  Consolidated Financial Statements

        Report of Ernst & Young LLP, Independent Auditors Report
       Consolidated Balance Sheets as of April 30, 1998 and 1999
       Consolidated Statements of Income for the years ended April 30, 1997,
        1998 and 1999
       Consolidated Statements of Shareholders' Equity for the years ended April
        30, 1997, 1998 and 1999
       Consolidated Statements of Cash Flows for the years ended April 30, 1997,
        1998 and 1999
       Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules--see index on page 28 of this Report.

        All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    3.  Exhibits

Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.
-----------
       3.1   Restated Articles of Incorporation (3.1) (1)

       3.2   Bylaws (filed herewith)

       4.1   Specimen Common Stock Certificate (4.1)(1)

      10.3   Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a Cutter &
               Buck (10.3) (1)

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

      10.9   1991 Stock Option Plan (10.9) (1)

      10.10  1995 Nonemployee Director Stock Incentive Plan (10.10) (1)

      10.11  1995 Employee Stock Option Plan (10.11) (1)

      10.12  1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80783))

      10.13  Form of Representatives' Warrant (10.13) (1)

      10.14  Amended and Restated Loan Agreement April 28, 1999 between Cutter & Buck Inc. and Washington Mutual Bank
               d/b/a Western Bank, and supporting documents (filed herewith)

      10.15  1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form
               S-8 (File No. 333-43145))

EXHIBIT NO.
-----------
      10.16  Stock Bonus Plan (10.16)(2)

      10.17  Lease dated August 11, 1998 between Pine Street Development LLC and Cutter and Buck Inc. (10.17)(2)

      10.18  Lease dated April 15, 1998 between Whitmac Company and Cutter and Buck Inc. (10.18)(2)

      10.19  Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (filed herewith)

      10.20  Change in Control Agreement dated March 15, 1999 between Cutter & Buck Inc. and Harvey N. Jones (filed herewith)

      10.21  Change in Control Agreement dated March 15, 1999 between Cutter & Buck Inc. and Martin J. Marks (filed herewith)

      23.1   Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

      27.1   Financial Data Schedule (filed herewith)

------------------------

(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94540-LA)

(2) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended October 31, 1998.

B.  Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter ended April
    30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CUTTER & BUCK INC.
                                (Registrant)

                                By:             /s/ HARVEY N. JONES
                                     -----------------------------------------
                                        Harvey N. Jones, Chairman and Chief
June 21, 1999                                    Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Chairman, Chief Executive
     /s/ HARVEY N. JONES          Officer and Director
------------------------------    (Principal Executive         June 21, 1999
       Harvey N. Jones            Officer)

     /s/ MARTIN J. MARKS        President, Chief Operating
------------------------------    Officer, Treasurer,          June 21, 1999
       Martin J. Marks            Secretary and Director

                                Vice President and Chief
    /s/ STEPHEN S. LOWBER         Financial Officer
------------------------------    (Principal Financial and     June 21, 1999
      Stephen S. Lowber           Accounting Officer)

  /s/ MICHAEL S. BROWNFIELD
------------------------------  Director                       June 21, 1999
    Michael S. Brownfield

    /s/ FRANCES M. CONLEY
------------------------------  Director                       June 21, 1999
      Frances M. Conley

     /s/ LARRY C. MOUNGER
------------------------------  Director                       June 21, 1999
       Larry C. Mounger

      /s/ JAMES C. TOWNE
------------------------------  Director                       June 21, 1999
        James C. Towne

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE
-------------
Schedule II..  Valuation and Qualifying Accounts

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                               CUTTER & BUCK INC.

              COL. A                    COL. B                   COL. C                   COL. D         COL. E

                                                               ADDITIONS
                                                    --------------------------------

                                                      CHARGED TO
                                      BALANCE AT       REVENUE,        CHARGED TO                      BALANCE AT
                                       BEGINNING         COSTS       OTHER ACCOUNTS     DEDUCTIONS         END
DESCRIPTION                            OF PERIOD      OR EXPENSES      --DESCRIBE       --DESCRIBE      OF PERIOD
-----------------------------------  -------------  ---------------  ---------------  --------------  -------------
Year Ended April 30, 1999
  Reserves and allowances deducted
    from asset accounts:
    Allowance for doubtful
      accounts.....................    $ 654,731     $     447,460             --      $  284,717(A)   $   817,474
    Reserve for sales returns and
      allowances...................    $ 533,082     $   3,782,784             --      $3,407,149(B)   $   908,717
    Reserve for inventory
      obsolescence.................    $ 499,453     $     873,736             --      $  295,436(C)   $ 1,077,753

Year Ended April 30, 1998
  Reserves and allowances deducted
    from asset accounts:...........
    Allowance for doubtful
      accounts.....................    $ 142,669     $     518,277             --      $    6,215(A)   $   654,731
    Reserve for sales returns and
      allowances...................    $ 285,892     $   2,106,839             --      $1,859,649(B)   $   533,082
    Reserve for inventory
      obsolescence.................    $  97,785     $     556,588             --      $  154,920(C)   $   499,453

Year Ended April 30, 1997
  Reserves and allowances deducted
    from asset accounts:...........
    Allowance for doubtful
      accounts.....................    $ 212,314     $      52,877             --      $  122,522(A)   $   142,669
    Reserve for sales returns and
      allowances...................    $ 106,573     $   1,264,437             --      $1,085,118(B)   $   285,892
    Reserve for inventory
      obsolescence.................    $ 201,521                --             --      $  103,736(C)   $    97,785

------------------------

(A) Deductions consist of write-offs of uncollectable accounts, net of recoveries.

(B) Deductions consist of losses on sales retures and other credits allowed.

(C) Deductions consist of inventory sold at a loss.