Form 10-Q
period 1999-07-31
CUTTER & BUCK INC
filed 1999-09-14
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26608

                            ------------------------

                               CUTTER & BUCK INC.

             (Exact Name of Registrant as Specified in its Charter)

                 WASHINGTON                            91-1474587
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                     No.)

                          2701 FIRST AVENUE, SUITE 500
                               SEATTLE, WA 98121
          (Address of Principal Executive Offices, Including Zip Code)

                                 (206) 622-4191
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Common Stock of the registrant outstanding as of September 10, 1999 was 10,287,475.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUTTER & BUCK INC.
                         Quarterly Report on Form 10-Q
                      For the Quarter Ended July 31, 1999
                                     INDEX

PART I -- FINANCIAL INFORMATION                                                             PAGE
                                                                                          ---------

  ITEM 1.  Financial Statements (unaudited):

           Consolidated Balance Sheets..................................................          3

           Consolidated Statements of Income............................................          4

           Consolidated Statements of Cash Flows........................................          5

           Notes to Consolidated Financial Statements...................................          6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................          8

PART II -- OTHER INFORMATION

  ITEM 1.  Legal Proceedings............................................................         13

  ITEM 2.  Changes in Securities........................................................         13

  ITEM 3.  Defaults Upon Senior Securities..............................................         13

  ITEM 4.  Submission of Matters to a Vote of Security Holders..........................         13

  ITEM 5.  Other Information............................................................         13

  ITEM 6.  Exhibits and Reports on Form 8-K.............................................         13

SIGNATURES..............................................................................         13

    PART I--FINANCIAL INFORMATION

    ITEM 1. FINANCIAL INFORMATION

                               CUTTER & BUCK INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                      JULY 31,
                                                                                                        1999
                                                                                       APRIL 30,    -------------
                                                                                         1999
                                                                                     -------------   (UNAUDITED)
ASSETS
Current assets:
  Cash.............................................................................  $   4,760,259  $  16,047,288
  Accounts receivable, net of allowances for doubtful accounts and returns of
    $1,726,191 at April 30, 1999 and $1,740,951 at July 31, 1999...................     32,518,666     26,571,188
  Inventories......................................................................     28,620,774     35,401,656
  Deferred income taxes............................................................      1,496,945      1,496,945
  Prepaid expenses and other current assets........................................      3,288,538      2,901,755
                                                                                     -------------  -------------
    Total current assets...........................................................     70,685,182     82,418,832
Furniture and equipment, net.......................................................      9,478,174     10,382,606
Deferred income taxes..............................................................        127,715        127,715
Other assets.......................................................................        297,708        295,936
                                                                                     -------------  -------------
    Total assets...................................................................  $  80,588,779  $  93,225,089
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings............................................................  $  12,084,704  $   2,647,385
  Accounts payable.................................................................      6,807,324      4,589,655
  Accrued liabilities..............................................................      3,635,341      3,562,063
  Income taxes payable.............................................................      3,025,968        978,839
  Current portion of capital lease obligations.....................................        220,546        229,018
                                                                                     -------------  -------------
    Total current liabilities......................................................     25,773,883     12,006,960
Capital lease obligations..........................................................        907,260        875,083
Long-term debt.....................................................................      5,000,000      5,000,000
Commitments
Shareholders' equity:
  Preferred stock, no par value, 6,000,000 shares authorized; none issued and
    outstanding....................................................................             --             --
  Common stock, no par value: 25,000,000 shares authorized; 8,312,236 issued and outstanding at April 30, 1999 and 10,032,523 at
    July 31, 1999..................................................................     32,998,010     58,352,868
  Deferred compensation............................................................       (107,340)       (85,872)
  Retained earnings................................................................     16,175,865     17,215,946
  Accumulated other comprehensive loss.............................................       (158,899)      (139,896)
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     48,907,636     75,343,046
                                                                                     -------------  -------------
    Total liabilities and shareholders' equity.....................................  $  80,588,779  $  93,225,089
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                        JULY 31        JULY 31
                                                                                         1998           1999
                                                                                     -------------  -------------
Net sales..........................................................................  $  17,763,495  $  29,189,161
Cost of sales......................................................................     10,151,185     16,417,322
                                                                                     -------------  -------------
Gross profit.......................................................................      7,612,310     12,771,839
Operating expenses:
  Design and production............................................................        601,928        803,895
  Selling and shipping.............................................................      4,024,375      7,375,506
  General and administrative.......................................................      1,825,592      2,688,703
                                                                                     -------------  -------------
    Total operating expenses.......................................................      6,451,895     10,868,104
                                                                                     -------------  -------------
Operating income...................................................................      1,160,415      1,903,735
Other income (expense):
  Factor commission and interest expense, net of interest income...................            (33)      (299,147)
  License and royalty income, net of other expense.................................         80,771         20,493
                                                                                     -------------  -------------
    Total other income (expense)...................................................         80,738       (278,654)
                                                                                     -------------  -------------
Income before income taxes.........................................................      1,241,153      1,625,081
                                                                                     -------------  -------------
Income taxes.......................................................................        447,000        585,000
                                                                                     -------------  -------------
Net income.........................................................................  $     794,153  $   1,040,081
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Basic earnings per share...........................................................  $        0.10  $        0.12
                                                                                     -------------  -------------

Diluted earnings per share.........................................................  $        0.09  $        0.12
                                                                                     -------------  -------------

Shares used in computation of:
  Basic net income per share.......................................................      8,002,936      8,374,758
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  Diluted net income per share.....................................................      8,481,795      8,654,702
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                       JULY 31,       JULY 31,
                                                                                         1998           1999
                                                                                     -------------  -------------
OPERATING ACTIVITIES:
Net income.........................................................................  $     794,153  $   1,040,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization....................................................        437,879      1,039,524
  Amortization of deferred compensation............................................             --         21,468
  Changes in assets and liabilities:
    Receivables, net...............................................................      4,909,407      5,538,525
    Inventories....................................................................     (3,030,627)    (6,746,945)
    Prepaid expenses and other current assets......................................       (903,457)       168,098
    Accounts payable and accrued liabilities.......................................        567,714     (2,286,397)
    Income taxes payable...........................................................       (819,036)    (2,047,129)
                                                                                     -------------  -------------
Net cash provided by (used in) operating activities................................      1,956,033     (3,272,775)

INVESTING ACTIVITIES:
Purchase of furniture and equipment................................................       (602,312)    (1,668,490)
Decrease (increase) in trademarks, patents and marketing rights....................        (61,977)           673
                                                                                     -------------  -------------
Net cash used in investing activities..............................................       (664,289)    (1,667,817)

FINANCING ACTIVITIES:
Net proceeds (repayments) from short term borrowings...............................        505,370     (9,465,513)
Principal payments under capital lease obligations.................................        (39,352)       (80,093)
Net increase (decrease) in advances from factor....................................       (653,535)       417,248
Issuance of common stock...........................................................      1,374,043     25,354,858
                                                                                     -------------  -------------
Net cash provided by financing activities..........................................      1,186,526     16,226,500

Effects of foreign exchange rate changes on cash...................................          9,774          1,121
                                                                                     -------------  -------------
Net increase in cash...............................................................      2,488,044     11,287,029
Cash, beginning of period..........................................................      7,589,731      4,760,259
                                                                                     -------------  -------------
Cash, end of period................................................................  $  10,077,775  $  16,047,288
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest.............................................  $      86,638  $     243,113
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Cash paid during the year for income taxes.........................................  $   1,266,036  $   2,632,129
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Noncash financing and investing activities:
  Equipment acquired with capital leases...........................................  $     278,850  $      56,388
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                               CUTTER & BUCK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 1999, included in the Company's filing on Form 10-K.

NOTE 2. EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options except when the effect of their inclusion would be antidilutive.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        THREE MONTHS ENDED JULY 31
                                                                                        --------------------------
                                                                                            1998          1999
                                                                                        ------------  ------------
Numerator:
  Numerator for basic and diluted earnings per share--net income......................  $    794,153  $  1,040,081
                                                                                        ------------  ------------
Denominator:
  Denominator for basic earnings per share--weighted average common shares............     8,002,936     8,374,758
Effect of dilutive securities stock options...........................................       478,859       279,944
                                                                                        ------------  ------------
  Denominator for diluted earnings per share..........................................     8,481,795     8,654,702
                                                                                        ------------  ------------

Basic earnings per share..............................................................  $       0.10  $       0.12
Diluted earnings per share............................................................  $       0.09  $       0.12

NOTE 3. COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                                                             THREE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                          ------------------------
                                                                                             1998         1999
                                                                                          ----------  ------------
Net income..............................................................................  $  794,153  $  1,040,081
Foreign currency translation adjustment.................................................       9,774        19,003
                                                                                          ----------  ------------
Comprehensive income....................................................................  $  803,927  $  1,059,084
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                               CUTTER & BUCK INC.

NOTE 4. DEBT

    In April 1999, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $40 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America National Trust and Savings Association d/b/a Seafirst Bank in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes, without limitation, repayment of any other advances, reimbursement of draws under letters of credit, equipment and leasehold improvements and other corporate purposes and provides for a $25 million sublimit for direct advances. Interest on borrowings is charged and payable monthly at either a floating rate or the LIBOR rate plus 2%, each as defined in the loan agreement, at the borrower's election (7.75% at July 31, 1999). The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles and expires on August 1, 2000. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio. The Company was in compliance with these covenants at July 31, 1999. Western Bank and Republic Business Credit Corporation have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At July 31, 1999, letters of credit outstanding against this line of credit totaled $13,690,996 and there were no working capital advances.

    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.4 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.45% at July 31, 1999). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $3.8 million and subordination of $2.7 million of intercompany debt. At July 31, 1999, letters of credit outstanding against this line of credit totaled $563,113 and working capital advances totaled $2,647,385.

    The Company also has a $5 million term credit facility with Western Bank. As of July 31, 1999 $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

NOTE 5. SHAREHOLDERS' EQUITY

    On July 23, 1999 the Company sold 1,700,000 shares of its common stock to the public at $16 per share. Proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses totaling $2,085,395, amounted to $25,114,605. On August 3, 1999, the underwriters exercised their over-allotment option to purchase an additional 255,000 shares of common stock at $16 per share. Proceeds to the Company of the over-allotment, net of underwriting discounts and commissions and estimated offering expenses totaling $444,800, amounted to $3,635,200.

    In addition to these shares sold to the public, the Company sold 20,287 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

NOTE 6. LITIGATION

    In August 1999, the Company reached a settlement of the two previously-described lawsuits related to labor issues in Saipan. The settlement involves both a monetary payment which had no material impact on

                               CUTTER & BUCK INC.

the Company's financial position or results of operations, and a monitoring component which requires all future Company contracts for the manufacture of garments in Saipan to include a requirement that the manufacturer maintain compliance with certain minimum workplace and living standards. The settlement of the federal court action is subject to court approval applicable to class actions of this nature. No hearing has been set to date.

    The Company is also a party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT OUR ACTUAL GROWTH AND RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: VOLATILITY OF THE APPAREL INDUSTRY; UNEXPECTED CHANGES IN FASHION TRENDS; PRIOR SEASON INVENTORIES; COMPETITION; DEPENDENCE ON KEY PERSONNEL; THE COMPANY'S INABILITY TO EFFECTIVELY INCREASE AND MANAGE ITS SALES FORCE; RELIANCE ON CONTRACTORS AND FOREIGN SOURCING AND IMPORT RESTRICTIONS.

OVERVIEW

    Cutter & Buck is a lifestyle brand with broad demographic appeal, targeted to men and women who seek updated classic American styles inspired by golf and our Pacific Northwest heritage. We sell our distinctive sportswear and outerwear products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores.

    We have grown sales in our three primary channels of distribution over the last five years through an increase in the number of accounts and an increase in the average annual net sales per account. The increase in the number of accounts is primarily due to the growth in the size of our direct sales force. We have increased average annual net sales per account by offering more product styles and increasing the average annual net sales per style. We believe the increased purchasing levels by our customers also reflect strong cooperative working relationships in the area of fixturing and merchandising our coordinated product line, and growing consumer recognition of our brand. We recognize revenue at the time the product is shipped to the account, and there is no right to return other than for defective products.

    As our sales volume has increased, we have continued to invest in management and systems, to strengthen our sales and marketing effort and to negotiate improved cost arrangements with our suppliers through economies of scale. We have also expanded our customer support, embroidery services and distribution center operations. While these actions have resulted in an increase in operating expenses as a percentage of net sales, we have continued to experience improvements in gross margin.

    We introduced a women's apparel line in summer 1998. We sell our women's line through our existing channels of distribution and expect to make women's wear an increasingly important part of our business in each of our distribution channels. We opened our flagship store in October 1998 in Seattle, Washington and recently signed leases for two additional stores in Denver, Colorado and Orlando, Florida. We expect to open the Denver store in late September 1999 and the Orlando store in mid November 1999. We will seek to open a limited number of additional stores in selected metropolitan markets during the remainder of fiscal 2000 and beyond.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED WITH THREE MONTHS ENDED JULY 31, 1998

    NET SALES During the first quarter of fiscal 2000 net sales increased $11.4 million or 64.3% to $29.2 million from $17.8 million in the same period in the prior year. The detail of net sales by distribution channel is as follows:

                                                                          THREE MONTHS ENDED
                                                                            JULY 31, 1998
                                                                         --------------------                 PERCENT
                                                                           1998       1999      INCREASE      CHANGE
                                                                         ---------  ---------  -----------  -----------
IN MILLIONS, EXCEPT PERCENT CHANGE
Golf...................................................................  $   9,268  $  13,126   $   3,858         41.6%
Corporate..............................................................      5,824     10,216       4,392         75.4
Specialty stores.......................................................      1,580      2,945       1,365         86.4
Other..................................................................      1,091      2,902       1,811        166.0
                                                                         ---------  ---------  -----------       -----
                                                                         $  17,763  $  29,189   $  11,426         64.3%
                                                                         ---------  ---------  -----------       -----
                                                                         ---------  ---------  -----------       -----

    The $3.9 million increase in net sales to the golf distribution channel in the first quarter of fiscal 2000 represented approximately 33.8% of the total increase in net sales for the quarter. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sell Cutter & Buck products. Net sales through our European subsidiaries, which are included in the golf distribution channel figures, increased $.4 million, or approximately 28.2%, to $1.6 million in the first quarter of fiscal 2000.

    Net sales through the corporate distribution channel increased $4.4 million, or approximately 75.4%, to $10.2 million in the first quarter of fiscal 2000 from $5.8 million in the first quarter of fiscal 1999. The increase in the first quarter of fiscal 2000 represented approximately 38.4% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in our styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $1.4 million or approximately 86.4% to $2.9 million in the first quarter of fiscal 2000 representing approximately 10.1% of our net sales in the quarter, an increase from 8.9% in the same period in the prior year. Sales to other distribution channels, including liquidation, company-owned retail and international distributors, increased from $1.1 million or 6.1% of net sales in the first quarter of fiscal 1999 to $2.9 million or 9.9% of net sales in the first quarter of fiscal 2000. We anticipate continued sales growth in each of our three primary distribution channels in fiscal 2000, with the corporate sales channel expected to achieve the largest percentage increase in net sales.

    COST OF SALES In the first quarter of fiscal 2000, our cost of sales was 56.2% of net sales, compared to 57.1% in the first quarter of fiscal 1999. The decrease during the first quarter of fiscal 2000 was primarily due to higher production volumes which has given us increased negotiating leverage to purchase product at lower unit costs and the ability to expand our international sourcing. In addition, we benefited from lower unit embroidery costs achieved by our in-house embroidery operations. The reduction in the cost of sales percentage resulting from these factors was partially offset by off-channel liquidation sales during the quarter.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses increased by $0.2 million, or 33.6%, to $0.8 million in the first quarter of fiscal 2000 from $0.6 million in the first quarter of fiscal 1999, but decreased as a percentage of net sales to 2.8% in the first quarter of fiscal 2000 from 3.4% in the first quarter of fiscal 1999. The dollar increase was primarily attributable to increased management and staffing costs associated with the addition of a women's line and the golf shoe product extension, increased embroidery design costs for the golf and corporate distribution channels and increased expenses associated with our efforts to further diversify and monitor product sourcing. These increases were more than offset by the benefits of higher sales volume which resulted in an overall reduction in design and production costs as a percentage of sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased by $3.4 million, or 83.3%, to $7.4 million in the first quarter of fiscal 2000 from $4 million in the same period in the prior year, and increased as a percentage of net sales to 25.3% in the first quarter of fiscal 2000 from 22.7% in the first quarter of fiscal 1999. The increase was primarily attributable to increased salaries and commissions, management and marketing expenses and additional direct overhead costs of the warehouse operation associated with increased sales volumes and higher levels of inventory. The store level operating expenses associated with the new company-owned retail store in Seattle, Washington also contributed to increased selling and handling expenses during the first quarter of fiscal 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $0.9 million, or 47.3%, to $2.7 million in the first quarter of fiscal 2000 from $1.8 million in the first quarter of fiscal 1999, but decreased as a percentage of net sales to 9.2% in the first quarter of fiscal 2000 from 10.3% in the first quarter of fiscal 1999. The dollar increase during the first quarter of fiscal 2000 was primarily due to increased management, staffing and facilities costs in support of our growth, including a team hired to manage our retail operations and a director of e-business development. The increased general and administrative expenses in fiscal 2000 also reflected increased depreciation expense associated with IT initiatives and corporate facilities. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $0.7 million, or 64.1%, to $1.9 million in the first quarter of fiscal 2000 from $1.2 million in the first quarter of fiscal 1999. Operating income as a percentage of net sales remained consistent at 6.5% in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999.

    INCOME TAXES We recorded $0.6 million of income tax expense in the first quarter of fiscal 2000 compared to $0.4 million in the first quarter of fiscal 1999 reflecting the increase in the profitability of the Company. Income taxes for the first quarter of fiscal 2000 and 1999 are at an effective rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary need for funds is to finance working capital to support growth and to fund capital expenditures relating to Company-owned retail stores and the new distribution center.

    Net cash used in operating activities for the three months ended July 31, 1999 was $3.3 million compared to cash generated of $2 million for the three months ended July 31, 1998. This resulted primarily from increases in inventory of $6.7 million and payments of accounts payable, accrued liabilities and income taxes payable of $4.3 million. This was partially offset by profitable operations, depreciation and amortization and a seasonal reduction in accounts receivable. Approximately $3.2 million of the increase in inventory relates to fall 99 FASHION merchandise, $2.6 million relates to our CLASSICS merchandise, and the remaining $0.9 million relates to footwear, embroidery work in process and increased inventory in Europe. We expect to build inventory levels through December 1999 to support anticipated sales growth and as part of our year 2000 contingency plans before beginning to work levels down during the last four months of fiscal 2000. Net cash provided by operations during the first quarter of fiscal 1999 was primarily attributed to profitable operations, depreciation and amortization, collections of accounts receivable and increases in accounts payable and accrued liabilities. This was partially offset by an increase in inventory of $3 million and payments of income taxes payable.

    Net cash used in investing activities was $1.7 million in the first three months of fiscal 2000. Capital expenditures during the first three months of fiscal 2000 included $775,000 for in-store fixtures, concept shops and a new trade show booth, $210,000 for equipment and leasehold improvements associated with company-owned retail specialty stores, $350,000 for computer hardware and software and $365,000 for leasehold improvements, and other furniture and equipment. In the first quarter of fiscal 1999, net cash used in investing activities was $0.7 million. This was primarily related to increased investment in furniture and equipment.

    Net cash provided by financing activities for the three months ended July 31, 1999 was $16.2 million compared to $1.2 million during the three months ended July 31, 1998. During the three months ended July 31, 1999, the Company generated $25.4 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the payment of $9.5 million of short-term borrowings.

    On August 3, 1999 the Company sold an additional 255,000 shares of common stock pursuant to the underwriters over-allotment option. Proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses of $444,800 was $3,635,200.

    We are a party to a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $40 million line of credit. Our Dutch subsidiary, Cutter & Buck (Europe) B.V., is a party to a loan agreement with Cooperatieve Rabobank "Huizen" B.A., or Rabobank, for a $3.4 million line of credit. Both of these lines of credit are more fully described in footnote four to the Company's financial statements on page seven hereof.

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

    We have a fully integrated, real-time management information system specifically designed for the apparel industry. The system runs on IBM's RISC 6000 hardware with an AIX operating system. We have received assurances from the vendors for these systems that they are year 2000 compliant. We have completed testing for these systems and have verified that these systems will continue to function in the year 2000. We are in the process of conducting end-user business applications testing and expect this testing to be completed by the end of September 1999. Although we are not presently aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address all year 2000 issues.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In August 1999, the Company reached a settlement of the two previously-described lawsuits related to labor issues in Saipan. The settlement involves both a monetary payment which had no material impact on the Company's financial position or results of operations, and a monitoring component which requires all future Company contracts for the manufacture of garments in Saipan to include a requirement that the manufacturer maintain compliance with certain minimum workplace and living standards. The settlement of the federal court action is subject to court approval applicable to class actions of this nature. No hearing has been set to date.

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

                                CUTTER & BUCK INC.
                                (Registrant)

                                By:
                                     -----------------------------------------
                                                 Stephen S. Lowber
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
Dated: September         ,              (PRINCIPAL FINANCIAL AND ACCOUNTING
1999                                                  OFFICER)