Form 10-Q/A
period 1999-07-31
CUTTER & BUCK INC
filed 1999-09-15
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


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


                                CUTTER & BUCK INC.
                                (Registrant)

                                By:            /s/ STEPHEN S. LOWBER
                                     -----------------------------------------
                                                 Stephen S. Lowber
                                     VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
Dated: September 14, 1999                             OFFICER)