Form 10-Q
period 1999-10-31
CUTTER & BUCK INC
filed 1999-12-15
CIK 948069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Common Stock of the registrant outstanding as of December 10, 1999 was 10,311,195.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUTTER & BUCK INC.

                           Quarterly Report on Form 10-Q

                     For the Quarter Ended October 31, 1999

                                     Index

                                                                                  PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited):

                Consolidated Balance Sheets.................................       3

                Consolidated Statements of Income...........................       4

                Consolidated Statements of Cash Flows.......................       5

                Notes to Consolidated Financial Statements..................       6

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................       9

PART II--OTHER INFORMATION

    Item 1.     Legal Proceedings...........................................      15

    Item 2.     Changes in Securities.......................................      15

    Item 3.     Defaults Upon Senior Securities.............................      15

    Item 4.     Submission of Matters to a Vote of Security Holders.........      15

    Item 5.     Other Information...........................................      15

    Item 6.     Exhibits and Reports on Form 8-K............................      15

SIGNATURES..................................................................      16

PART I--FINANCIAL INFORMATION

Item 1. Financial Information

                               CUTTER & BUCK INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,    OCTOBER 31,
                                                                 1999           1999
                                                              -----------   ------------
                                                                            (UNAUDITED)
ASSETS
Current Assets:
  Cash......................................................  $ 4,760,259   $ 20,624,795
  Accounts receivable, net of allowances for doubtful
    accounts and returns of $1,726,191 at April 30, 1999 and
    $1,918,869 at October 31, 1999..........................   32,518,666     29,631,063
  Inventories...............................................   28,620,774     35,309,341
  Deferred income taxes.....................................    1,496,945      1,496,945
  Prepaid expenses and other current assets.................    3,288,538      2,566,918
                                                              -----------   ------------
        Total current assets................................   70,685,182     89,629,062
Furniture and equipment, net................................    9,478,174     13,071,051
Deferred income taxes.......................................      127,715        127,715
Other assets................................................      297,708        445,313
                                                              -----------   ------------
        Total assets........................................  $80,588,779   $103,273,141
                                                              ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $12,084,704   $  2,910,698
  Accounts payable..........................................    6,807,324      6,214,168
  Accrued liabilities.......................................    3,635,341      4,272,070
  Income taxes payable......................................    3,025,968      2,345,039
  Current portion of capital lease obligations & long-term
  debt......................................................      220,546        943,304
                                                              -----------   ------------
        Total current liabilities...........................   25,773,883     16,685,279
Capital lease obligations...................................      907,260        792,829
Long-term debt..............................................    5,000,000      4,285,714
Commitments
Shareholders' equity:
  Preferred stock, no par value, 6,000,000 shares
    authorized;
    none issued and outstanding.............................           --             --
  Common stock, no par value: 25,000,000 shares authorized;
    8,312,236 issued and outstanding at April 30, 1999 and
    10,321,456 at October 31, 1999..........................   32,998,010     62,361,215
  Deferred compensation.....................................     (107,340)     (316,420)
  Retained earnings.........................................   16,175,865     19,644,675
  Accumulated other comprehensive loss......................     (158,899)     (180,151)
                                                              -----------   ------------
        Total shareholders' equity..........................   48,907,636     81,509,319
                                                              -----------   ------------
        Total liabilities and shareholders' equity..........  $80,588,779   $103,273,141
                                                              ===========   ============

                            See accompanying notes.

                               CUTTER & BUCK INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            -------------------------   -------------------------
                                            OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                               1998          1999          1998          1999
                                            -----------   -----------   -----------   -----------
Net sales.................................  $25,993,442   $36,890,403   $43,756,937   $66,079,564
Cost of sales.............................   15,054,145    20,740,628    25,205,330    37,157,950
                                            -----------   -----------   -----------   -----------
Gross profit..............................   10,939,297    16,149,775    18,551,607    28,921,614
Operating expenses:
  Design and production...................      858,624       878,526     1,460,552     1,682,421
  Selling and shipping....................    5,296,162     8,567,053     9,284,906    16,040,972
  General and administrative..............    2,238,337     2,964,095     4,099,560     5,554,385
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............    8,393,123    12,409,674    14,845,018    23,277,778
                                            -----------   -----------   -----------   -----------
Operating income..........................    2,546,174     3,740,101     3,706,589     5,643,836

Other income (expense):
  Factor commission and interest expense,
    of interest income....................      (45,499)       (6,042)      (45,532)     (305,189)
  License and royalty income,
    net of other expense..................       93,732        60,870       174,503        81,363
                                            -----------   -----------   -----------   -----------
    Total other income (expense)..........       48,233        54,828       128,971      (223,826)
                                            -----------   -----------   -----------   -----------
Income before income taxes................    2,594,407     3,794,929     3,835,560     5,420,010
Income taxes..............................      930,000     1,366,200     1,377,000     1,951,200
                                            -----------   -----------   -----------   -----------
Net income................................  $ 1,664,407   $ 2,428,729   $ 2,458,560   $ 3,468,810
                                            ===========   ===========   ===========   ===========

Basic earnings per share..................  $      0.20   $      0.24   $      0.30   $      0.37
                                            -----------   -----------   -----------   -----------
Diluted earnings per share................  $      0.20   $      0.23   $      0.29   $      0.36
                                            -----------   -----------   -----------   -----------

Shares used in computation of:
  Basic earnings per share................    8,256,273    10,305,483     8,129,604     9,340,121
                                            ===========   ===========   ===========   ===========
  Diluted earnings per share..............    8,521,581    10,500,273     8,501,688     9,577,488
                                            ===========   ===========   ===========   ===========

                            See accompanying notes.

                               CUTTER & BUCK INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 31,   OCTOBER 31,
                                                                 1998          1999
                                                              -----------   -----------
OPERATING ACTIVITIES
Net Income..................................................  $2,458,560    $ 3,468,810
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization...........................     943,026      1,770,738
    Amortization of deferred compensation...................                     42,936
    Changes in assets and liabilities:
      Receivables, net......................................   1,094,975      2,869,721
      Inventories...........................................  (5,414,384)    (6,731,215)
      Prepaid expenses and other current assets.............    (970,549)       714,035
      Accounts payable and accrued liabilities..............     284,171         62,042
      Income taxes payable..................................    (668,036)      (680,929)
                                                              ----------    -----------
Net cash provided by (used in) operating activities.........  (2,272,237)     1,516,138

INVESTING ACTIVITIES
Purchases of furniture and equipment........................  (2,343,314)    (5,309,812)
Increase in trademarks, patents and marketing rights........    (111,145)      (147,950)
                                                              ----------    -----------
Net cash used in investing activities.......................  (2,454,459)    (5,457,762)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings.....     532,617     (9,135,885)
Principal payments under capital lease obligations..........    (108,238)      (162,347)
Net decrease in advances from factor........................     (52,989)            --
Issuance of common stock....................................   1,691,412     29,111,189
                                                              ----------    -----------
Net cash provided by financing activities...................   2,062,802     19,812,957

Effects of foreign exchange rate changes on cash............     129,508         (6,797)
                                                              ----------    -----------
Net increase (decrease) in cash.............................  (2,534,386)    15,864,536
Cash, beginning of period...................................   7,589,731      4,760,259
                                                              ----------    -----------
Cash, end of period.........................................  $5,055,345    $20,624,795
                                                              ==========    ===========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest....................  $  170,245    $   243,113
                                                              ==========    ===========
Cash paid during the period for income taxes................  $2,045,036    $ 2,632,129
                                                              ==========    ===========
Noncash financing and investing activities:
  Equipment acquired with capital leases....................  $  568,850    $    56,388
                                                              ==========    ===========
  Deferred compensation for the issuance of restricted
    stock...................................................  $  171,744    $   252,016
                                                              ==========    ===========

                            See accompanying notes.

                               CUTTER & BUCK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by Cutter & Buck Inc. ("Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the six months ended October 31, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 1999, included in the Company's filing on Form 10-K.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     OCTOBER 31,                OCTOBER 31,
                                               ------------------------   -----------------------
                                                  1998         1999          1998         1999
                                               ----------   -----------   ----------   ----------
Numerator:
  Numerator for basic and diluted earnings
    per share--net income....................   1,664,407   $ 2,428,729   $2,458,560   $3,468,810
                                               ----------   -----------   ----------   ----------
Denominator:
  Denominator for basic earnings per share--
    weighted average common shares...........   8,256,273    10,305,483    8,129,604    9,340,121
Effect of dilutive securities stock
  options....................................     265,308       194,790      372,084      237,367
                                               ----------   -----------   ----------   ----------
  Denominator for diluted earnings per
    share....................................   8,521,581    10,500,273    8,501,688    9,577,488
                                               ----------   -----------   ----------   ----------

Basic earnings per share.....................  $     0.20   $      0.24   $     0.30   $     0.37
Diluted earnings per share...................  $     0.20   $      0.23   $     0.29   $     0.36

NOTE 3. COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      OCTOBER 31,               OCTOBER 31,
                                                -----------------------   -----------------------
                                                   1998         1999         1998         1999
                                                ----------   ----------   ----------   ----------
Net income....................................  $1,664,407   $2,428,729   $2,458,560   $3,468,810
Foreign currency translation adjustments......     119,734      (40,255)     129,508      (21,252)
                                                ----------   ----------   ----------   ----------
Comprehensive income..........................  $1,784,141   $2,388,474   $2,588,068   $3,447,558
                                                ==========   ==========   ==========   ==========

                               CUTTER & BUCK INC.

NOTE 4. DEBT

    In April 1999, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $40 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America National Trust and Savings Association d/b/a Seafirst Bank in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes, without limitation, repayment of any other advances, reimbursement of draws under letters of credit, equipment and leasehold improvements and other corporate purposes and provides for a $25 million sublimit for direct advances. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2%, each as defined in the loan agreement, at the borrower's election. The line of credit is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles and expires on August 1, 2000. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and a maximum annual capital expenditure limit. The Company was in compliance with these covenants at October 31, 1999. Western Bank and Republic Business Credit Corporation have entered into an intercreditor agreement allocating between them priority as to the Company's assets in which both financial institutions have a security interest. At October 31, 1999, letters of credit outstanding against this line of credit totaled $20,171,160 and there were no working capital advances.

    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a
$3.4 million line of credit. In October 1999, the line of credit was increased to $4.4 million. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (4.45% at October 31, 1999). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $4.4 million and subordination of $2.7 million of intercompany debt. At October 31, 1999, letters of credit outstanding against this line of credit totaled $689,742 and working capital advances totaled $2,910,698.

    The Company also has a $5 million term credit facility with Western Bank. As of October 31, 1999 $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

NOTE 5. SHAREHOLDERS' EQUITY

    On July 23, 1999 the Company sold 1,700,000 shares of its common stock to the public at $16 per share. On August 3, 1999, the underwriters exercised their over-allotment option to purchase an additional 255,000 shares of common stock at $16 per share. Proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses totaling $2,462,760, amounted to $28,817,240.

    In addition to these shares sold to the public, the Company sold 36,695 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

    On August 13, 1999, the Company granted 17,525 shares under its Restricted Stock Plan. The Company has recorded deferred compensation of $252,016 relating to this grant.

                               CUTTER & BUCK INC.

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

    The Company is also party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT OUR ACTUAL GROWTH AND RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND MESSAGING/EXTENSION ACTIVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING RETAIL LOCATIONS, THE ABILITY OF THE COMPANY TO TIMELY IMPLEMENT THE NEW WAREHOUSE MANAGEMENT SYSTEM, TECHNOLOGICAL CHANGE, THE SUCCESSFUL IMPLEMENTATION OF THE COMPANY'S YEAR 2000 COMPLIANCE INITIATIVE, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS.

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

    As our sales volume has increased, we have continued to invest in management and systems to strengthen our sales and marketing effort and to negotiate improved cost arrangements with our suppliers through economies of scale. We have also expanded our customer support, embroidery services and distribution center operations. While these actions have resulted in an increase in operating expenses as a percentage of net sales, we have continued to experience improvements in gross margin.

    We introduced a women's apparel line in summer 1998. We sell our women's line through our existing channels of distribution and expect to make women's wear an increasingly important part of our business in each of our distribution channels. We opened our flagship store in October 1998 in Seattle, Washington and recently opened three additional stores in Denver, Orlando and Mission Viejo. We signed leases to open another store in Las Vegas. We will continue to seek to open a limited number of additional stores in selected metropolitan markets during the year 2000 and beyond.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1998

    NET SALES During the second quarter of fiscal 2000 net sales increased
$10.9 million or 41.9% to $36.9 million from $26.0 million in the same period in the prior year. The detail of net sales by distribution channel is as follows:

                                                                   THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                       ------------------------------------------
                                                                                         PERCENT
                                                         1998       1999     INCREASE     CHANGE
                                                       --------   --------   ---------   --------
IN THOUSANDS, EXCEPT PERCENT CHANGE
Golf.................................................  $14,041    $17,277     $ 3,236      23.0%
Corporate............................................    7,718     12,988       5,270      68.3
Specialty stores.....................................    3,498      4,399         901      25.8
Other................................................      736      2,226       1,490     202.0
                                                       -------    -------     -------     -----
                                                       $25,993    $36,890     $10,897      41.9%
                                                       =======    =======     =======     =====

    The $3.2 million increase in net sales to the golf distribution channel in the second quarter of fiscal 2000 represented approximately 29.7% of the total increase in net sales for the quarter. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products. Net sales through our European subsidiaries, which are included in the golf distribution channel figures, increased $.2 million, or approximately 20.2%, to $1.3 million in the second quarter of fiscal 2000.

    Net sales through the corporate distribution channel increased
$5.3 million, or approximately 68.3%, to $13.0 million in the second quarter of fiscal 2000 from $7.7 million in the second quarter of fiscal 1999. The increase in the second quarter of fiscal 2000 represented approximately 48.4% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in the number of styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $0.9 million or approximately 25.8% to $4.4 million in the second quarter of fiscal 2000 representing approximately 11.9% of our net sales in the quarter. Sales to other distribution channels, including liquidation and company-owned retail, increased from $0.7 million or 2.8% of net sales in the second quarter of fiscal 1999 to $2.2 million or 6.0% of net sales in the second quarter of fiscal 2000. We anticipate continued sales growth in each of our three primary distribution channels for the remainder of fiscal 2000, with the corporate sales channel expected to achieve the largest percentage increase in net sales.

    COST OF SALES In the second quarter of fiscal 2000, our cost of sales was 56.2% of net sales, compared to 57.9% in the second quarter of fiscal 1999. The decrease during the second quarter of fiscal 2000 was primarily due to higher production volumes which has given us the ability to expand our international sourcing and increased our negotiating leverage to purchase product at lower unit costs. In addition, we benefited from lower unit embroidery costs achieved by our in-house embroidery operations.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses were up slightly in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, but decreased as a percentage of net sales to 2.4% in the second quarter of fiscal 2000 from 3.3% in the second quarter of fiscal 1999. These expenses would have exceeded the prior year amount but remained consistent due to the initial design costs associated with the launch of the golf footwear line which occurred during the second quarter of fiscal 1999.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased by $3.3 million, or 61.8%, to $8.6 million in the second quarter of fiscal 2000 from $5.3 million in the same period in the prior year, and increased as a percentage of net sales to 23.2% in the second quarter of fiscal 2000 from 20.4% in the second quarter of fiscal 1999. The increase was primarily attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. Additionally, there were increases in warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. The retail operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $0.7 million, or 32.4%, to $3.0 million in the second quarter of fiscal 2000 from $2.2 million in the second quarter of fiscal 1999, but decreased as a percentage of net sales to 8.0% in the second quarter of fiscal 2000 from 8.6% in the second quarter of fiscal 1999. The dollar increase during the second quarter of fiscal 2000 was primarily due to increased management and staffing, including a team hired to manage our retail operations and a director of e-business development. The increased general and administrative expenses in fiscal 2000 also reflected increased depreciation expense associated with information technology initiatives and corporate facilities. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $1.2 million, or 46.9%, to $3.7 million in the second quarter of fiscal 2000 from $2.5 million in the second quarter of fiscal 1999. Operating income as a percentage of net sales increased from 9.8% in the second quarter of fiscal 1999 to 10.1% in the second quarter of fiscal 2000.

    INCOME TAXES We recorded $1.4 million of income tax expense in the second quarter of fiscal 2000 compared to $0.9 million in the second quarter of fiscal 1999 reflecting the increase in the profitability of the Company. Income taxes for the second quarter of fiscal 2000 and 1999 are recorded at an effective rate of 36%.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH SIX MONTHS ENDED OCTOBER 31, 1998

    NET SALES  During fiscal 2000 net sales for the six months ended
October 31, 1999 increased $22.3 million or 51.0% to $66.1 million from $43.8 million in the same period in the prior year. The detail of net sales by distribution channel is as follows:

                                                                    SIX MONTHS ENDED
                                                                      OCTOBER 31,
                                                       ------------------------------------------
                                                                                         PERCENT
                                                         1998       1999     INCREASE     CHANGE
                                                       --------   --------   ---------   --------
IN THOUSANDS, EXCEPT PERCENT CHANGE
Golf.................................................  $23,711    $31,202     $ 7,491      31.6%
Corporate............................................   13,542     23,204       9,662      71.3
Specialty stores.....................................    5,078      7,344       2,266      44.6
Other................................................    1,426      4,330       2,904     203.6
                                                       -------    -------     -------     -----
                                                       $43,757    $66,080     $22,323      51.0%
                                                       =======    =======     =======     =====

    The $7.5 million increase in net sales to the golf distribution channel for the six months ended October 31, 1999 represented approximately 33.6% of the total increase in net sales when compared to the six months ended October 31, 1998. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products. Net sales through our European subsidiaries, which are included in the golf distribution channel figures, increased $.6 million, or approximately 24.5%, to $2.9 million for the six months ended October 31, 2000.

    Net sales through the corporate distribution channel increased
$9.7 million, or approximately 71.3%, to $23.2 million for the six months ended October 31, 1999 from $13.5 million for the six months ended October 31, 1998. The increase in fiscal 2000 represented approximately 43.3% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in the number of styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $2.3 million or approximately 44.6% to $7.3 million for the six months ended October 31, 1999, representing approximately 11.1% of our net sales for the year. Sales to other distribution channels, including liquidation and company-owned retail, increased from $1.4 million or 3.3% of net sales for the six months ended October 31, 1998 to $4.3 million or 6.6% of net sales for the six months ended October 31, 1999. We anticipate continued sales growth in each of our three primary distribution channels for the remainder of fiscal 2000, with the corporate sales channel expected to achieve the largest percentage increase in net sales.

    COST OF SALES For the six months ended October 31, 1999, our cost of sales was 56.2% of net sales, compared to 57.6% for the six months ended October 31, 1998. The decrease during fiscal 2000 was primarily due to higher production volumes which has given us the ability to expand our international sourcing and increased our negotiating leverage to purchase product at lower uint costs. In addition, we benefited from lower unit embroidery costs achieved by our in-house embroidery operations.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses increased from $1.5 million for the six months ended October 31, 1998 to $1.7 million for the six months ended October 31, 1999, but decreased as a percentage of net sales to 2.5% for the six months ended October 31, 1999 from 3.3% for the six months ended October 31, 1998. The dollar increase was primarily attributable to increased management and staffing costs associated with the addition of a women's line and the golf shoe product extension, increased embroidery design costs for the golf and corporate distribution channels and increased expenses associated with our efforts to further diversify and monitor product sourcing. These increases were more than offset by the benefits of higher sales volume which resulted in an overall reduction in design and production costs as a percentage of sales during the six months ended October 31, 1999 compared to the six months ended October 31, 1998.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased from $9.3 million for the six months ended October 31, 1998 to $16 million for the six months ended October 31, 1999, and increased as a percentage of net sales to 24.3% for the six months ended October 31, 1999 from 21.2% for the six months ended October 31, 1998. The increase was primarily attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. Additionally, there were increases in warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. The retail operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and also contributed to the increase in selling and shipping expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $1.5 million, or 35.5%, to $5.6 million for the six months ended October 31, 1999 from $4.1 million for the six months ended October 31, 1998, but decreased as a percentage of net sales to 8.4% for the six months ended October 31, 1999 from 9.4% for the six months ended October 31, 1998.

    The dollar increase during the six months ended October 31, 1999 was primarily due to increased management and staffing, including a team hired to manage our retail operations and a director of e-business development and increased depreciation expense associated with information technology initiatives and corporate facilities. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $1.9 million, or 52.3%, to $5.6 million for the six months ended October 31, 1999 from $3.7 million for the six months ended October 31, 1998. Operating income as a percentage of net sales amounted to 8.5% for the six months ended October 31, 1999 which was unchanged from the six months ended October 31, 1998.

    INCOME TAXES We recorded $2 million of income tax expense for the six months ended October 31, 1999 compared to $1.4 million for the six months ended October 31, 1998 reflecting the increase in the profitability of the Company. Income taxes for the six months ended October 31, 1999 and 1998 are recorded at an effective rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary need for funds is to finance increased working capital to support sales growth and to fund capital expenditures including Company-owned retail stores and the new distribution center.

    Net cash provided by operating activities for the six months ended
October 31, 1999 was $1.5 million compared to net cash used in operations of $2.3 million for the six months ended October 31, 1998. This resulted primarily from profitable operations, a reduction in accounts receivable of $2.9 million, decreases in prepaid expenses and other currents assets and depreciation and amortization. These were partially offset by increases in inventory of $6.7 million and income tax payments. Approximately $3.1 million of the increase in inventory relates to FASHION merchandise, $1.1 million relates to our CLASSICS merchandise, and the remaining $2.5 million relates to footwear, embroidery work in process and increased inventory in Europe. We expect to build inventory levels through December 1999 to support anticipated sales growth and as part of our year 2000 contingency plans before beginning to decrease inventory levels during the last four months of fiscal 2000. For the six months ended October 31, 1998, cash was primarily provided by net income and by a net decrease in accounts receivable of $1.1 million. These were offset by an increase in inventory of $5.4 million and an increase in prepaid expenses of $1 million. The increase in inventory primarily relates to planned sales volume in the third quarter and the necessity of carrying sufficent levels of inventory with multi-season appeal to service the corporate sales channel and other expedited business.

    Net cash used in investing activities was $5.5 millions for the six months ended October 31, 1999. Capital expenditures this period included $1.7 million for in-store fixtures, concept shops and a new PGA merchandise tent, $1.7 million for equipment and leasehold improvements associated with Company-owned retail specialty stores, $.7 million for the new distribution center and $1.2 million for computer hardware and software, leasehold improvements, and other furniture and equipment. Net cash used in investing activities was $2.5 million for the six months ended October 31, 1998 and was primarily attributable to investments in warehouse leasehold improvements and equipment totaling $.3 million, in-store fixtures of $.8 million, $.6 million for equipment and leasehold improvements associated with Company-owned retail specialty stores and $.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment.

    Net cash provided by financing activities for the six months ended
October 31, 1999 was $19.8 million compared to $2.1 million during the six months ended October 31, 1998. During the six months ended October 31, 1999, the Company generated $29.1 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the net payment of $9.1 million of short-term borrowings and $.2 million in capital lease payments.

    We are a party to a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $40 million line of credit. Our Dutch subsidiary, Cutter & Buck (Europe) B.V., is a party to a loan agreement with Cooperatieve Rabobank "Huizen" B.A., or Rabobank, for a $4.4 million line of credit. Both of these lines of credit are more fully described in footnote four to the Company's financial statements on page seven hereof.

YEAR 2000

    We recognize the need to ensure that our systems, applications and hardware will recognize and process transactions for the year 2000 and beyond. We believe we have identified all significant issues related to the impact of year 2000 on our internal systems. We have addressed these deficiencies through upgrades, replacements and other remediation. To date, the cost of such actions has not exceeded $100,000 and all costs incurred to date have been expensed. Due to the nature of our business, our operations generally do not include significant systems relying on embedded technology such as microcontrollers which are difficult to evaluate and repair.

    We have an integrated, real-time management information system specifically designed for the apparel industry. The system runs on IBM's RISC 6000 hardware with an AIX operating system. We have received assurances from the vendors for these systems that they are year 2000 compliant. We have completed testing for these systems and have verified that these systems will continue to function in the year 2000. Although we are not presently aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of any additional systems and changes to address all year 2000 issues.

    We have worked with our significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remedy year 2000 issues when their systems may affect our systems or otherwise impact operations. We have received assurances from the majority of our significant suppliers, but cannot definitively determine that all major suppliers will reach a year 2000-ready status that will ensure no disruption of business. Although we have no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case scenario would entail production disruption due to the inability of a number of our suppliers to obtain raw materials or components, or encounter transportation or communications problems affecting delivery of products to us. We are unable to quantify such a scenario, but it could potentially materially harm our results of our operations, liquidity or financial position. Our contingency plans for suppliers have been developed and include increasing inventory levels before January 1, 2000.

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

    The Company is also party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on October 5, 1999. Out of the Company's 10,032,475 shares of Common Stock entitled to vote at the meeting, 9,295,650 were represented, either in person or by proxy.

    Proposal Number 1 -- Election of Class II Directors

Nominee                                                             For    Against
-------                                                       ---------   --------
Harvey N. Jones.............................................  9,041,482   254,168
Michael S. Brownfield.......................................  9,042,307   253,343

    Proposal Number 2 -- Adoption of the 1999 Nonemployee Director Stock Incentive Plan

                                                                  Votes
                                                              ---------
For.........................................................  8,664,748
Against.....................................................    419,142
Withheld....................................................     62,742
Broker Non-Votes............................................    149,018

    Proposal Number 3 -- Ratification of Appointment of Auditors

                                                                  Votes
                                                              ---------
For.........................................................  9,259,512
Against.....................................................      8,099
Withheld....................................................     28,039

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


                                CUTTER & BUCK INC.
                                ------------------------------------------------------
                                (Registrant)

Dated: December 15, 1999        By /s/ Stephen S. Lowber
                                ------------------------------------------------------
                                Stephen S. Lowber
                                Vice-President and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)