Form 10-Q
period 2000-01-31
CUTTER & BUCK INC
filed 2000-03-16
CIK 948069

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Common Stock of the registrant outstanding as of March 13, 2000 was 10,344,621.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUTTER & BUCK INC.

                           Quarterly Report on Form 10-Q

                     For the Quarter Ended January 31, 2000

                                     Index

                                                                                  PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited):

                Consolidated Balance Sheets.................................       3

                Consolidated Statements of Income...........................       4

                Consolidated Statements of Cash Flows.......................       5

                Notes to Consolidated Financial Statements..................       6

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................       9

PART II--OTHER INFORMATION

    Item 1.     Legal Proceedings...........................................      15

    Item 2.     Changes in Securities and Use of Proceeds...................      15

    Item 3.     Defaults Upon Senior Securities.............................      15

    Item 4.     Submission of Matters to a Vote of Security Holders.........      15

    Item 5.     Other Information...........................................      15

    Item 6.     Exhibits and Reports on Form 8-K............................      15

SIGNATURES..................................................................      16

PART I--FINANCIAL INFORMATION

Item 1. Financial Information

                               CUTTER & BUCK INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,    JANUARY 31,
                                                                 1999           2000
                                                              -----------   ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................  $ 4,760,259   $ 14,416,067
  Accounts receivable, net of allowances for doubtful
    accounts and returns of $1,726,191 at April 30, 1999 and
    $2,143,228 at January 31, 2000..........................   32,518,666     28,884,346
  Inventories...............................................   28,620,774     43,482,606
  Deferred income taxes.....................................    1,496,945      1,496,945
  Prepaid expenses and other current assets.................    3,288,538      3,303,914
                                                              -----------   ------------
    Total current assets....................................   70,685,182     91,583,878
Furniture and equipment, net................................    9,478,174     15,017,793
Deferred income taxes.......................................      127,715        127,715
Other assets................................................      297,708        412,615
                                                              -----------   ------------
    Total assets............................................  $80,588,779   $107,142,001
                                                              ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $12,084,704   $  3,811,515
  Accounts payable..........................................    6,807,324      7,995,836
  Accrued liabilities.......................................    3,635,341      4,553,708
  Income taxes payable......................................    3,025,968      1,394,374
  Current portion of capital lease obligations & long-term
    debt....................................................      220,546      1,002,447
                                                              -----------   ------------
    Total current liabilities...............................   25,773,883     18,757,880
Capital lease obligations, less current portion.............      907,260        977,391
Long-term debt, less current portion........................    5,000,000      4,285,714
Commitments
Shareholders' equity:
  Preferred stock, no par value, 6,000,000 shares
    authorized; none issued and outstanding.................           --             --
  Common stock, no par value: 25,000,000 shares authorized;
    8,312,236 issued and outstanding at April 30, 1999 and
    10,340,922 at January 31, 2000..........................   32,998,010     62,596,205
  Deferred compensation.....................................     (107,340)      (294,952)
  Retained earnings.........................................   16,175,865     21,011,581
  Accumulated other comprehensive loss......................     (158,899)      (191,818)
                                                              -----------   ------------
    Total shareholders' equity..............................   48,907,636     83,121,016
                                                              -----------   ------------
    Total liabilities and shareholders' equity..............  $80,588,779   $107,142,001
                                                              ===========   ============

                            See accompanying notes.

                               CUTTER & BUCK INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                    -----------------------------   ----------------------------
                                    JANUARY 31,     JANUARY 31,     JANUARY 31,    JANUARY 31,
                                       1999            1999            2000            2000
                                    -----------   ---------------   -----------   --------------
Net sales.........................  $23,148,465     $31,785,889     $66,905,402    $97,865,453
Cost of sales.....................   13,256,025      17,539,704      38,461,355     54,697,654
                                    -----------     -----------     -----------    -----------
Gross profit......................    9,892,440      14,246,185      28,444,047     43,167,799
Operating expenses:
  Design and production...........      706,363         849,465       2,166,915      2,531,886
  Selling and shipping............    5,398,261       8,625,398      14,683,167     24,666,370
  General and administrative......    2,275,476       2,665,214       6,375,036      8,219,599
                                    -----------     -----------     -----------    -----------
    Total operating expenses......    8,380,100      12,140,077      23,225,118     35,417,855
                                    -----------     -----------     -----------    -----------
Operating income..................    1,512,340       2,106,108       5,218,929      7,749,944

Other income (expense):
  Factor commission and interest
    expense, net of interest
    income........................      (83,672)        (21,779)       (129,204)      (326,968)
  License and royalty income, net
    of other expense..............       90,849          51,468         265,352        132,831
                                    -----------     -----------     -----------    -----------
    Total other income
      (expense)...................        7,177          29,689         136,148       (194,137)
                                    -----------     -----------     -----------    -----------
Income before income taxes........    1,519,517       2,135,797       5,355,077      7,555,807
Income taxes......................      550,800         768,891       1,927,800      2,720,091
                                    -----------     -----------     -----------    -----------
Net income........................  $   968,717     $ 1,366,906     $ 3,427,277    $ 4,835,716
                                    ===========     ===========     ===========    ===========

  Basic earnings per share........  $      0.12     $      0.13     $      0.42    $      0.50
                                    ===========     ===========     ===========    ===========
  Diluted earnings per share......  $      0.11     $      0.13     $      0.40    $      0.49
                                    ===========     ===========     ===========    ===========

Shares used in computation of:
  Basic earnings per share........    8,289,222      10,329,348       8,182,809      9,669,863
                                    ===========     ===========     ===========    ===========
  Diluted earnings per share......    8,630,386      10,483,642       8,544,607      9,879,539
                                    ===========     ===========     ===========    ===========

                            See accompanying notes.

                               CUTTER & BUCK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              JANUARY 31,     JANAURY 31,
                                                                  1999            2000
                                                              ------------   --------------
OPERATING ACTIVITIES
Net Income..................................................  $  3,427,277    $  4,835,716
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization...........................     1,579,877       2,779,652
    Amortization of deferred compensation...................        42,936          64,404
    Changes in assets and liabilities:
      Receivables, net......................................     2,026,328       3,610,053
      Inventories...........................................   (14,414,332)    (15,002,551)
      Prepaid expenses and other current assets.............    (1,854,288)        (40,875)
      Accounts payable and accrued liabilities..............     2,770,899       2,162,460
      Income taxes payable..................................      (932,036)     (1,631,594)
                                                              ------------    ------------
Net cash used in operating activities.......................    (7,353,339)     (3,222,735)

INVESTING ACTIVITIES
Purchases of furniture and equipment........................    (4,123,778)     (7,946,792)
Increase in trademarks, patents and marketing rights........       (92,292)       (116,366)
                                                              ------------    ------------
Net cash used in investing activities.......................    (4,216,070)     (8,063,158)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings.....     6,333,851      (8,149,975)
Principal payments under capital lease obligations..........      (180,977)       (244,326)
Net decrease in advances from factor........................       (22,351)             --
Issuance of common stock....................................     1,781,623      29,346,179
                                                              ------------    ------------
Net cash provided by financing activities...................     7,912,146      20,951,878

Effects of foreign exchange rate changes on cash............        15,664         (10,177)
                                                              ------------    ------------
Net increase (decrease) in cash.............................    (3,641,599)      9,655,808
Cash, beginning of period...................................     7,589,731       4,760,259
                                                              ------------    ------------
Cash, end of period.........................................  $  3,948,132    $ 14,416,067
                                                              ============    ============

SUPPLEMENTAL INFORMATION:
Noncash financing and investing activities:
  Equipment acquired with capital leases....................  $    568,850    $    382,072
                                                              ============    ============
  Deferred compensation for the issuance of restricted
    stock...................................................  $    171,744    $    252,016
                                                              ============    ============

                            See accompanying notes.

                               CUTTER & BUCK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the nine months ended January 31, 2000 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 1999, included in the Company's filing on Form 10-K.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      JANUARY 31,               JANUARY 31,
                                                 ----------------------   -----------------------
                                                   1999         2000         1999         2000
                                                 ---------   ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted earnings per
    share--net income..........................  $ 968,717   $1,366,906   $3,427,277   $4,835,716
                                                 =========   ==========   ==========   ==========
Denominator:
  Denominator for basic earnings per share--
    weighted average common shares
    outstanding................................  8,289,222   10,329,348    8,182,809    9,669,863
Effect of dilutive securities stock options....    341,164      154,294      361,798      209,676
                                                 ---------   ----------   ----------   ----------
  Denominator for diluted earnings per share...  8,630,386   10,483,642    8,544,607     9,879539
                                                 =========   ==========   ==========   ==========

Basic earnings per share.......................  $    0.12   $     0.13   $     0.42   $     0.50
Diluted earnings per share.....................  $    0.11   $     0.13   $     0.40   $     0.49

                               CUTTER & BUCK INC.

NOTE 3. COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       JANUARY 31,              JANUARY 31,
                                                  ---------------------   -----------------------
                                                    1999        2000         1999         2000
                                                  --------   ----------   ----------   ----------
Net income......................................  $968,717   $1,366,906   $3,427,277   $4,835,716
Foreign currency translation adjustments........  (113,844)     (11,667)      15,664      (32,919)
                                                  --------   ----------   ----------   ----------
Comprehensive income............................  $854,873   $1,355,239   $3,442,941   $4,802,797
                                                  ========   ==========   ==========   ==========

NOTE 4. DEBT

    In April 1999, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Western Bank ("Western Bank") for a $40 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America National Trust and Savings Association d/b/a Seafirst Bank in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes, without limitation, repayment of any other advances, reimbursement of draws under letters of credit, equipment and leasehold improvements and other corporate purposes and provides for a $25 million sublimit for direct advances. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2000 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at January 31, 2000. At January 31, 2000, letters of credit outstanding against this line of credit totaled $15,218,975 and there were no working capital advances.

    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.4 million line of credit. In October 1999, the line of credit was increased to $4.4 million. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (5-6% at January 31, 2000). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $4.4 million and subordination of $2.7 million of intercompany debt. At January 31, 2000, letters of credit outstanding against this line of credit totaled $214,189 and working capital advances totaled $3,811,515.

    The Company also has a $5 million term credit facility with Western Bank. As of January 31, 2000, $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

NOTE 5. SHAREHOLDERS' EQUITY

    On July 23, 1999 the Company sold 1,700,000 shares of its common stock to the public at $16 per share. On August 3, 1999, the underwriters exercised their over-allotment option to purchase an additional

                               CUTTER & BUCK INC.

NOTE 5. SHAREHOLDERS' EQUITY (CONTINUED)
255,000 shares of common stock at $16 per share. Proceeds to the Company, net of underwriting discounts and commissions and offering expenses totaling $2,462,760, amounted to $28,817,240.

    In addition to these shares sold to the public, the Company sold 56,161 shares of common stock under its employee stock purchase plan and pursuant to the exercise of stock options.

    On August 13, 1999, the Company granted an additional 17,525 shares under its Restricted Stock Plan and recorded deferred compensation of $252,016 relating to this grant.

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

`

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT OUR ACTUAL GROWTH AND RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND MESSAGING/EXTENSION ACTIVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING RETAIL LOCATIONS, THE ABILITY OF THE COMPANY TO TIMELY IMPLEMENT THE NEW WAREHOUSE MANAGEMENT SYSTEM, TECHNOLOGICAL CHANGE, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS.

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

    Our flagship retail store is located in Seattle and we have three additional stores in Denver, Orlando and Mission Viejo. We have signed leases to open additional stores in Las Vegas, Portland and Atlanta and we expect to open a limited number of additional stores in selected metropolitan markets during the remainder of this calendar year and beyond.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JANUARY 31, 2000 COMPARED WITH THREE MONTHS ENDED JANUARY
     31, 1999

    NET SALES During the third quarter of fiscal 2000 net sales increased $8.6 million or 37.3% to $31.8 million from $23.1 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

                                                                   THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                       ------------------------------------------
                                                                                         PERCENT
                                                         1999       2000     INCREASE     CHANGE
                                                       --------   --------   ---------   --------
IN THOUSANDS, EXCEPT PERCENT CHANGE
Golf.................................................  $10,485    $13,680     $3,195       30.5%
Corporate............................................    7,520     11,078      3,558       47.3
Specialty stores.....................................    2,802      4,017      1,215       43.4
Other................................................    2,341      3,011        670       28.6
                                                       -------    -------     ------       ----
                                                       $23,148    $31,786     $8,638       37.3%
                                                       =======    =======     ======       ====

    The $3.2 million increase in net sales to the golf distribution channel in the third quarter of fiscal 2000 represented approximately 37.0% of the total increase in net sales for the quarter. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products. Net sales through our European subsidiary, which are included in the golf distribution channel figures, increased $0.4 million, or approximately 52.4%, to $1.3 million in the third quarter of fiscal 2000.

    Net sales through the corporate distribution channel increased $3.6 million, or approximately 47.3%, to $11.1 million in the third quarter of fiscal 2000 from $7.5 million in the third quarter of fiscal 1999. The increase in corporate sales during the third quarter of fiscal 2000 represented approximately 41.2% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in the number of styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $1.2 million or approximately 43.4% to $4 million in the third quarter of fiscal 2000 representing approximately 12.6% of our net sales in the quarter. Sales to other distribution channels, including liquidation and company-owned retail, increased from $2.3 million in the third quarter of fiscal 1999 to $3.0 million in the third quarter of fiscal 2000. However, sales to other distribution channels decreased slightly as a percentage of net sales from 10.1% to 9.5%.

    COST OF SALES In the third quarter of fiscal 2000, our cost of sales was 55.2% of net sales, compared to 57.3% in the third quarter of fiscal 1999. The decrease during the third quarter of fiscal 2000 was primarily due to higher production volumes which has given us the ability to expand our international sourcing and increased our negotiating leverage to purchase product at lower unit costs. In addition, we also benefited from a relatively lower proportion of liquidation sales during the third quarter of fiscal 2000 compared to the same period of the prior year. The gross margin improvement attributable to the factors mentioned above was partially offset by higher unit embroidery costs than a year ago due to increased costs and inefficiencies associated with moving our embroidery operations to the new distribution center in December 1999.

    DESIGN AND PRODUCTION EXPENSE Design and production expenses were up approximately $0.1 million in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Although design and production expenses increased, we were able to leverage these expenses over a growing revenue base as they decreased as a percentage of net sales from 3.1% in the third quarter of fiscal 1999 to 2.7% in the third quarter of fiscal 2000. The dollar increase in production costs is attributable to the strengthening of our embroidery development organization to support our growing embroidery business and to personnel and travel costs associated with expanded product sourcing. The dollar increase in design expense relates to additional personnel costs to support our expanding sportswear collection including the women's line and the golf footwear product extension.

    SELLING AND SHIPPING EXPENSE Selling and shipping expenses increased by $3.2 million, or 59.8%, to $8.6 million in the third quarter of fiscal 2000 from $5.4 million in the same period in the prior year, and increased as a percentage of net sales to 27.1% from 23.3%. The increase in selling expenses was attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. Costs associated with the move to the new distribution center also contributed to the increase in shipping expenses. The store level operating expenses relating to the Company-owned retail stores are also included in selling and shipping expenses and reflect four expenses associated with retail locations during most of the third quarter of fiscal 2000 compared to one in the third quarter of fiscal 1999.

    GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expenses increased by $0.4 million, or 17.1%, to $2.7 million in the third quarter of fiscal 2000 from $2.3 million in the third quarter of fiscal 1999. Although general and administrative expenses increased, we were able to achieve significant leverage in these expenses as they decreased as a percentage of sales from 9.8% in the third quarter of fiscal 1999 to 8.4% in the third quarter of fiscal 2000. The dollar increase during the third quarter of fiscal 2000 was due to increased management and staffing, including a team hired to manage our retail operations and a director of e-business development. The increased general and administrative expenses in fiscal 2000 also reflected increased depreciation expense associated with information technology initiatives and corporate facilities. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $0.6 million, or 39.3%, to $2.1 million in the third quarter of fiscal 2000 from $1.5 million in the third quarter of fiscal 1999. Operating income as a percentage of net sales increased from 6.5% in the third quarter of fiscal 1999 to 6.6% in the third quarter of fiscal 2000.

    INCOME TAXES We recorded approximately $0.8 million of income tax expense in the third quarter of fiscal 2000 compared to $0.6 million in the third quarter of fiscal 1999 reflecting the increase in the profitability of the Company. Income taxes for the third quarter of fiscal 2000 and 1999 are recorded at an effective rate of 36%.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED JANUARY 31, 2000 COMPARED WITH NINE MONTHS ENDED JANUARY
     31, 1999

    NET SALES Net sales for the nine months ended January 31, 2000 increased $31 million or 46.3% to $97.9 million from $66.9 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

                                                        NINE MONTHS ENDED
                                                           JANUARY 31,
                                                       -------------------               PERCENT
                                                         1999       2000     INCREASE     CHANGE
                                                       --------   --------   ---------   --------
IN THOUSANDS, EXCEPT PERCENT CHANGE
Golf.................................................  $33,385    $43,458     $10,073      30.2%
Corporate............................................   21,063     34,282      13,219      62.8
Specialty stores.....................................    7,879     11,361       3,482      44.2
Other................................................    4,578      8,764       4,186      91.4
                                                       -------    -------     -------      ----
                                                       $66,905    $97,865     $30,960      46.3%
                                                       =======    =======     =======      ====

    The $10.1 million increase in net sales to the golf distribution channel for the nine months ended January 31, 2000 represented approximately 32.5% of the total increase in net sales when compared to the nine months ended January 31, 1999. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products, an increase in the average annual net sales per golf pro shop and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products. Net sales through our European subsidiary, which are included in the golf distribution channel figures, increased $1 million, or approximately 32%, to $4.1 million for the nine months ended January 31, 2000.

    Net sales through the corporate distribution channel increased $13.2 million, or approximately 62.8%, to $34.3 million for the nine months ended January 31, 2000 from $21.1 million for the nine months ended January 31, 1999. The increase in fiscal 2000 represented approximately 42.7% of the total increase in net sales for the nine months ended January 31, 2000. This increase is primarily attributable to the increased size and effectiveness of our exclusive sales force, the increase in the number of styles and inventory levels of our CLASSICS products, improved relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to large corporate accounts and our growing brand strength.

    Specialty store sales increased $3.5 million or approximately 44.2% to $11.4 million for the nine months ended January 31, 2000, representing approximately 11.6% of our net sales for the year. Sales to other distribution channels, including liquidation and Company-owned retail, increased from $4.6 million or 6.8% of net sales for the nine months ended January 31, 1999 to $8.8 million or 9.0% of net sales for the nine months ended January 31, 2000.

    COST OF SALES For the nine months ended January 31, 2000, our cost of sales was 55.9% of net sales, compared to 57.5% for the nine months ended January 31, 1999. The decrease during fiscal 2000 was primarily due to higher production volumes which has given us the ability to expand our international sourcing and increased our negotiating leverage to purchase product at lower unit costs.

    DESIGN AND PRODUCTION EXPENSES Design and production expenses increased from $2.2 million for the nine months ended January 31, 1999 to $2.5 million for the nine months ended January 31, 2000, but decreased as a percentage of net sales to 2.6% for the nine months ended January 31, 2000 from 3.2% for the nine months ended January 31, 1999. The dollar increase was primarily attributable to increased management and staffing costs to support our expanding sportswear collection including the women's line and the golf footwear product, increased embroidery design costs for the golf and corporate distribution channels and increased expenses associated with our efforts to further diversify product sourcing. These increases were more than offset by the benefits of higher sales volume which resulted in an overall reduction in design and production costs as a percentage of net sales during the nine months ended January 31, 2000 compared to the nine months ended January 31, 1999.

    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased from $14.7 million for the nine months ended January 31, 1999 to $24.7 million for the nine months ended January 31, 2000, and increased as a percentage of net sales to 25.2% for the nine months ended January 31, 2000 from 21.9% for the nine months ended January 31, 1999. The increase in selling expenses was primarily attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. The increase in shipping expenses was due to increases in warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. Expenses relating to the relocation of our distribution center also contributed to the increase in shipping expenses for the nine months ended January 31, 2000. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect four retail locations as of January 31, 2000 compared to one as of January 31, 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $1.8 million, or 28.9%, to $8.2 million for the nine months ended January 31, 2000 from $6.4 million for the nine months ended January 31, 1999, but decreased as a percentage of net sales to 8.4% for the nine months ended January 31, 2000 from 9.5% for the nine months ended January 31, 1999. The dollar increase during the nine months ended January 31, 2000 was primarily due to increased management and staffing, including a team hired to manage our retail operations and a director of e-business development and increased depreciation expense associated with information technology initiatives and corporate facilities. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $2.5 million, or 48.5%, to $7.7million for the nine months ended January 31, 2000 from $5.2 million for the nine months ended January 31, 1999. Operating income as a percentage of net sales increased to 7.9% for the nine months ended January 31, 2000 from 7.8% for the nine months ended January 31, 1999.

    INCOME TAXES We recorded approximately $2.7 million of income tax expense for the nine months ended January 31, 2000 compared to $1.9 million for the nine months ended January 31, 1999 reflecting the increase in the profitability of the Company. Income taxes for the nine months ended January 31, 2000 and 1999 are recorded at an effective rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary need for funds is to finance increased working capital to support sales growth and to fund capital expenditures including Company-owned retail stores and the new distribution center.

    Net cash used in operating activities for the nine months ended January 31, 2000 was $3.2 million compared to net cash used in operations of $7.4 million for the nine months ended January 31, 1999. Net cash used in operating activities for the nine months ended January 31, 2000 resulted from increases in investors of $15 million and income tax payments of $1.6 million. These increases were partially offset by cash generated from profitable operations, a reduction in accounts receivable of $3.6 million, increases in accounts payable and accrued liabilities and depreciation and amortization. These increases were partially offset by cash generated from increases in inventory of $15 million and income tax payments of $1.6 million. Approximately $5.6 million of the increase in inventory relates to FASHION merchandise, $4.3 million relates to our CLASSICS merchandise, $2.5 million relates to Europe, and the balance of the increase relates primarily to embroidery work in process, our new footwear product category and new retail store locations. The increase in inventory was intentional and was designed to support our planned fourth quarter sales, which historically, has been strong and also reflects early receipt of a portion of this inventory as part of our year 2000 contingency plans. Inventory levels are expected to decrease during the fourth quarter of fiscal 2000. For the nine months ended January 31, 1999, net cash used in operating activities resulted from increases in inventory of $14.4 million, increases in prepaid expenses and other current assets of $1.9 million and income tax payments of $0.9 million. These increases were partially offset by cash generated from profitable operations, a net decrease in accounts receivable of $2 million and increases in accounts payable and accrued liabilities of $2.8 million. The increase in inventory primarily relates to planned sales volume in the fourth quarter and the need for the Company to have a sufficient stock of products with multi-season appeal to service the corporate sales channel and other expedited business.

    Net cash used in investing activities was $8.1 million for the nine months ended January 31, 2000 and was primarily due to purchases of capital equipment. Capital expenditures during this period included $2.3 million for in-store fixtures, concept shops, a PGA merchandise tent and a PGA trade show booth, $2.1 million for equipment and leasehold improvements associated with Company-owned retail specialty stores, $1.7 million for the new distribution center and warehouse management system and $1.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment. Net cash used in investing activities was $4.2 million for the nine months ended January 31, 1999 and was primarily attributable to investments in warehouse leasehold improvements and equipment totaling $0.4 million, in-store fixtures of $1.2 million, $0.7 million for equipment and leasehold improvements associated with Company-owned retail stores and $1.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment, and increases in trademarks, patents and marketing rights of $0.1 million.

    Net cash provided by financing activities for the nine months ended January 31, 2000 was approximately $21 million compared to $8 million during the nine months ended January 31, 1999. During the nine months ended January 31, 2000, the Company generated $29.3 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the net repayment of $8.1 million of short-term borrowings and $0.2 million in capital lease payments. Net cash provided by financing activities during the nine months ended January 31, 1999 was primarily due to net short term borrowings of $6.3 million and $1.8 million in cash generated from the exercise of warrants and stock options and the sale of common stock under the Company's employee stock purchase plan. These proceeds were partially offset by capital lease payments of $0.2 million.

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

YEAR 2000

    To date, the Company has not experienced any significant disruptions in its operations relating to year 2000 issues. However, it is not possible to conclude that all aspects of the year 2000 issue that may affect the Company, including those relating to third parties with whom the Company has material business relationships (such as suppliers, customers and other general service providers), have been resolved. To date, the costs to address the Company's year 2000 issues have not exceeded $100,000 and all costs incurred have been expensed.

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

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

           Exhibit
           Number        Description
           ------        -----------
           10.1          First Amendment dated October 6th, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman
                         Renton, LLC.

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


                                CUTTER & BUCK INC.
                                ------------------------------------------------------
                                (Registrant)

Dated: March 16, 2000           By /s/ Stephen S. Lowber
                                ------------------------------------------------------
                                Stephen S. Lowber
                                Vice-President and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)