Form 10-Q/A
period 2000-01-31
CUTTER & BUCK INC
filed 2000-03-17
CIK 948069

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


    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.4 million line of credit. In October 1999, the line of credit was increased to $4.4 million. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate 5.6% at January 31, 2000). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $4.4 million and subordination of $2.7 million of intercompany debt. At January 31, 2000, letters of credit outstanding against this line of credit totaled $214,189 and working capital advances totaled $3,811,515.


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


    Specialty store sales increased $1.2 million or approximately 43.4% to $4 million in the third quarter of fiscal 2000 representing approximately 12.6% of our net sales in the quarter. Sales to other distribution channels, including liquidation and company-owned retail, increased from $2.3 million in the third quarter of fiscal 1999 to $3.0 million in the third quarter of fiscal 2000 but decreased slightly as a percentage of net sales from 10.1% to 9.5%.


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


    SELLING AND SHIPPING EXPENSE Selling and shipping expenses increased by $3.2 million, or 59.8%, to $8.6 million in the third quarter of fiscal 2000 from $5.4 million in the same period in the prior year, and increased as a percentage of net sales to 27.1% from 23.3%. The increase in selling expenses was attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. Costs associated with the move to the new distribution center also contributed to the increase in shipping expenses. The store level operating expenses relating to the Company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with four retail locations during most of the third quarter of fiscal 2000 compared to one in the third quarter of fiscal 1999.


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


    SELLING AND SHIPPING EXPENSES Selling and shipping expenses increased from $14.7 million for the nine months ended January 31, 1999 to $24.7 million for the nine months ended January 31, 2000, and increased as a percentage of net sales to 25.2% for the nine months ended January 31, 2000 from 21.9% for the nine months ended January 31, 1999. The increase in selling expenses was primarily attributable to increased salaries and commissions, travel expense and sales samples expense associated with a larger sales force and increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. The increase in shipping expenses was due to increases in warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory. Expenses relating to the relocation of our distribution center also contributed to the increase in shipping expenses for the nine months ended January 31, 2000. The store level operating expenses relating to the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with four retail locations as of January 31, 2000 compared to one as of January 31, 1999.


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


    Net cash used in operating activities for the nine months ended January 31, 2000 was $3.2 million compared to net cash used in operations of $7.4 million for the nine months ended January 31, 1999. Net cash used in operating activities for the nine months ended January 31, 2000 resulted from increases in inventory of $15 million and income tax payments of $1.6 million. These increases were partially offset by cash generated from profitable operations, a reduction in accounts receivable of $3.6 million, increases in accounts payable and accrued liabilities and depreciation and amortization. Approximately $5.6 million of the increase in inventory relates to FASHION merchandise, $4.3 million relates to our CLASSICS merchandise, $2.5 million relates to Europe, and the balance of the increase relates primarily to embroidery work in process, our new footwear product category and new retail store locations. The increase in inventory was intentional and was designed to support our planned fourth quarter sales, which historically, has been strong and also reflects early receipt of a portion of this inventory as part of our year 2000 contingency plans. Inventory levels are expected to decrease during the fourth quarter of fiscal 2000. For the nine months ended January 31, 1999, net cash used in operating activities resulted from increases in inventory of $14.4 million, increases in prepaid expenses and other current assets of $1.9 million and income tax payments of $0.9 million. These increases were partially offset by cash generated from profitable operations, a net decrease in accounts receivable of $2 million and increases in accounts payable and accrued liabilities of $2.8 million. The increase in inventory primarily relates to planned sales volume in the fourth quarter and the need for the Company to have a sufficient stock of products with multi-season appeal to service the corporate sales channel and other expedited business.



    Net cash used in investing activities was $8.1 million for the nine months ended January 31, 2000 and was primarily due to purchases of capital equipment. Capital expenditures during this period included $2.3 million for in-store fixtures, concept shops, a PGA merchandise tent and a PGA trade show booth, $2.1 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.7 million for the new distribution center and warehouse management system and $1.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment. Net cash used in investing activities was $4.2 million for the nine months ended January 31, 1999 and was primarily attributable to investments in warehouse leasehold improvements and equipment totaling $0.4 million, in-store fixtures of $1.2 million, $0.7 million for equipment and leasehold improvements associated with Company-owned retail stores and $1.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment, and increases in trademarks, patents and marketing rights of $0.1 million.


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