Form 10-Q/A
period 2000-01-31
CUTTER & BUCK INC
filed 2000-04-03
CIK 948069

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
                                                              ===========   ============

                            See accompanying notes.

                               CUTTER & BUCK INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                    -----------------------------   ----------------------------
                                    JANUARY 31,     JANUARY 31,     JANUARY 31,    JANUARY 31,
                                       1999            2000            1999            2000
                                    -----------   ---------------   -----------   --------------
Net sales.........................  $23,148,465     $31,785,889     $66,905,402    $97,865,453
Cost of sales.....................   13,256,025      17,539,704      38,461,355     54,697,654
                                    -----------     -----------     -----------    -----------
Gross profit......................    9,892,440      14,246,185      28,444,047     43,167,799
Operating expenses:
  Design and production...........      706,363         849,465       2,166,915      2,531,886
  Selling and shipping............    5,398,261       8,625,398      14,683,167     24,666,370
  General and administrative......    2,275,476       2,665,214       6,375,036      8,219,599
                                    -----------     -----------     -----------    -----------
    Total operating expenses......    8,380,100      12,140,077      23,225,118     35,417,855
                                    -----------     -----------     -----------    -----------
Operating income..................    1,512,340       2,106,108       5,218,929      7,749,944

Other income (expense):
  Factor commission and interest
    expense, net of interest
    income........................      (83,672)        (21,779)       (129,204)      (326,968)
  License and royalty income, net
    of other expense..............       90,849          51,468         265,352        132,831
                                    -----------     -----------     -----------    -----------
    Total other income
      (expense)...................        7,177          29,689         136,148       (194,137)
                                    -----------     -----------     -----------    -----------
Income before income taxes........    1,519,517       2,135,797       5,355,077      7,555,807
Income taxes......................      550,800         768,891       1,927,800      2,720,091
                                    -----------     -----------     -----------    -----------
Net income........................  $   968,717     $ 1,366,906     $ 3,427,277    $ 4,835,716
                                    ===========     ===========     ===========    ===========

  Basic earnings per share........  $      0.12     $      0.13     $      0.42    $      0.50
                                    ===========     ===========     ===========    ===========
  Diluted earnings per share......  $      0.11     $      0.13     $      0.40    $      0.49
                                    ===========     ===========     ===========    ===========

Shares used in computation of:
  Basic earnings per share........    8,289,222      10,329,348       8,182,809      9,669,863
                                    ===========     ===========     ===========    ===========
  Diluted earnings per share......    8,630,386      10,483,642       8,544,607      9,879,539
                                    ===========     ===========     ===========    ===========


                            See accompanying notes.

                               CUTTER & BUCK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              JANUARY 31,     JANUARY 31,
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


    During fiscal 1999, the Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.4 million line of credit. In October 1999, the line of credit was increased to $4.4 million. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (5.6% at January 31, 2000). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $4.4 million and subordination of $2.7 million of intercompany debt. At January 31, 2000, letters of credit outstanding against this line of credit totaled $214,189 and working capital advances totaled $3,811,515.


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