Form 10-K
period 2000-04-30
CUTTER & BUCK INC
filed 2000-07-31
CIK 948069

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

          FOR THE FISCAL YEAR ENDED APRIL 30, 2000 OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-26608
                            ------------------------
                               CUTTER & BUCK INC.

             (Exact name of registrant as specified in its charter)

          WASHINGTON                               91-1474587
 (State or other jurisdiction                   (I.R.S. Employer
              of                              Identification No.)
incorporation or organization)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value as of July 21, 2000 of the voting stock held by non-affiliates of the Registrant was approximately $103,638,000 based upon the closing price as reported by NASDAQ. As of such date, there were 10,363,800 shares outstanding of the Registrant's Common Stock, no par value per share.

    Documents incorporated by reference:

(1) Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof; and

(2) Portions of the Registrant's definitive 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year end are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

OVERVIEW

    We design and market distinctive upscale sportswear and outerwear under the Cutter & Buck brand. We sell our products primarily through golf pro shops and resorts, corporate accounts, better specialty stores and selected department stores, and company-owned retail stores. Our goal is to become one of the most recognized and respected brands of sportswear and outerwear in the world. Our products feature distinctive designs and rich detailing using predominantly natural fiber textiles. We merchandise our products as lifestyle collections targeted to men and women who seek classic American styles updated with the latest textile and fashion innovations. We have established a strong brand following with upscale golfers, and are using that awareness and loyalty to broaden into a well-known fashion brand. We have grown net sales from $13.4 million in fiscal 1995 to $152.5 million in fiscal 2000 and net income from $239,000 in fiscal 1995 to $10.6 million in fiscal 2000.

COMPANY STRENGTHS

    We believe that the following strengths have contributed to our success and may provide us with a competitive advantage:

    - DISTINCTIVE, QUALITY PRODUCTS Our garments feature original Cutter & Buck designs manufactured with high standards in our industry. We use fine-gauge combed cotton, virgin wools and performance microfibers, with unique trims, distinctive colors and special fabric finishes. Each season, we source new fabrications from our worldwide suppliers and introduce new collections unique to our industry.

    - UPSCALE BRAND IDENTITY Cutter & Buck is a nationally recognized premium lifestyle brand, built on quality products and strong imagery. In our sporting collections, our marketing themes revolve around golf, tennis, fly fishing and other leisure pursuits appealing to many of our target customers. We reinforce our upscale brand image at the store level with specialized fixturing that presents our lines as distinctive collections. Our fashion collections target our idealized upscale consumers in casual business settings or relaxed weekend environments. We believe that our consumers are seeking a refined level of sophistication in all their casual purchases, and our designs, manufacturing standards and marketing for both sport and fashion collections are structured accordingly.

    - MULTI-CHANNEL DISTRIBUTION STRATEGY To protect the integrity of the Cutter & Buck brand and to support long term sales growth and brand awareness, we predominantly distribute our products through golf pro shops and resorts, corporate accounts, better specialty and selected department stores, and our six company-owned retail stores. We believe that these channels complement one another, since they target a similar consumer base and use similar merchandising and pricing practices that generally feature Cutter & Buck as a leading premium apparel brand.

    - DEDICATED SALES FORCE As our account base and sales have grown, so has the size and exclusivity of our sales force. As of April 30, 2000, we employed 120 sales representatives and 10 independent sales representatives who present seasonal collections to buyers, design in-store fixturing and merchandising with store owners and service accounts year round. We believe that our business is relationship-driven and having our own sales force enables us to build a long term growing business with our accounts.

    - STRONG OPERATIONAL SKILLS One of our competitive strengths is our ability to manage a highly complex business. We create new collections twice a year, source hundreds of individual products annually from a total of 35 factories in 11 different countries and sell to approximately 7,500 accounts worldwide. Our management team consists of talented apparel industry veterans in design, merchandising, manufacturing, marketing, sales and distribution. Our infrastructure has been carefully developed to meet the needs of customers in every market we serve.

PRODUCTS

    We design our products in-house featuring high-quality materials, such as fine-gauge combed cotton, virgin wools and performance microfibers, which are finished with unique trims, special fabric finishes and washes and extra needlework. Products are manufactured in factories selected for their ability to ensure quality in the production process.

    Our designs incorporate distinctive colors and are merchandised as color- and design-coordinated collections rather than isolated categories. We offer two collections a year, spring and fall, each composed of a FASHION line and a complementary CLASSICS line. CLASSICS are predominantly solid-color garments with multi-season appeal. We rely on the styling, detailing, color and quality of our fabrics to distinguish our CLASSICS products from competitor's products. We generally price our CLASSICS at levels lower than our FASHION line, which permits our customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for CLASSICS products allow us to achieve production efficiencies and lower costs. CLASSICS products are sold throughout the year through all of our distribution channels. CLASSICS products represent a majority of sales through the corporate channel.

    Our FASHION products incorporate the latest innovations in color, fabric and styling and tend to remain in the line for only one season. We develop proprietary fabrications, artwork for our complex prints and distinctive trim components in cooperation with experienced sources worldwide. FASHION products currently represent a majority of sales in both the golf and specialty channels.

    We present each season's collections to our customers in several groups of distinct, coordinated merchandise. These groups are available for delivery to customers during sequential time periods, typically from May to October for fall collections and from November to April for spring collections. Customer-initiated product reorders can often extend the delivery period for a season by up to three months. The product mix changes seasonally, including, for example, more sweater styles in fall collections and more short-sleeve shirts in spring collections. We consider our ability to offer merchandise collections a strategic advantage since our customers generally prefer to purchase compatible assortments rather than assembling coordinated merchandise from various brands that do not share common colors and themes.

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

PRODUCT DEVELOPMENT AND SOURCING

    Updated, traditional sportswear and outerwear for men and women is an established and growing category within the apparel industry. Changes of color, fabric and body shapes in this category tend to be gradual, thereby allowing our product development team to evolve, rather than re-invent the product lines each season. This provides stability in the design environment and consistency in our product offerings.

    Our experienced product development team, comprising various executive officers and our design staff, determines product strategy, color and fabric selection and assortment of styles for each season's collections. Due to the length of our production and sales cycles, we generally strive to complete the design process and place orders for product samples at least 10 to 14 months prior to the first delivery of products to our customers.

    The design staff is responsible for creating innovative products for our two seasonal collections. During the design process, our manufacturing sources develop new seasonal textiles in association with the design team. This enables us to source a wide variety of textile and printed artwork designs, many of which we acquire for our exclusive use. Our partnerships with key suppliers have enhanced our ability to develop distinctive and innovative apparel. Currently, we source our production through factories in Asia, North and South America and Turkey. We do not have formal long-term contracts with any of our suppliers or agents.

    Our in-house embroidery operation substantially reduces our reliance on independent embroiderers. This operation reduces costs, shortens delivery time and enhances quality control of our embroidered products. We currently contract with eleven independent domestic embroiderers during peak embroidery production and shipping periods. Our in-house embroidery manufacturing operation handled approximately 89% of the embroidered logo requirements of our golf pro shop and corporate customers in fiscal 2000.

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

    We have experienced production delays in the past and production delays may occur in the future. Delays in shipments, inconsistent garment quality and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry and our business, financial condition or operating results.

    Fashion trends can change rapidly, and our business is particularly sensitive to such changes because we typically design and arrange for the manufacture of our apparel substantially in advance of sales of our products to consumers. With the introduction of our women's line, we have added a consumer base that is typically more sensitive to changes in fashion and as our women's line becomes a greater part of our business as a whole, fashion obsolescence becomes an even greater risk for us. We cannot assure that we will accurately anticipate shifts in fashion trends, or in the popularity of golf, and adjust our merchandise mix to appeal to changing consumer tastes in apparel in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could substantially harm our business or brand image.

    Our operations are also affected by economic, political, governmental and labor conditions in the countries where our products are manufactured. Changes in economic policies or political conditions in those countries could result in disruption of trade, new or additional currency or exchange controls or the imposition of other restrictions and could increase the prices we pay for our products. Foreign and domestic suppliers of our garments are subject to increased scrutiny and public sensitivity to ensure their compliance with applicable laws, including laws affecting working conditions and pay. Recent lawsuits have targeted both suppliers and companies that purchase goods from foreign and domestic suppliers for the manufacturers' failure to comply with those laws. The Company has adopted SA8000, an international, independently-monitored code of conduct in order to ensure proper compliance with laws, regulations and the principles of human dignity.

DISTRIBUTION AND SALES

    Our products are distributed in the United States primarily through four channels: golf pro shops and resorts, corporate accounts, better specialty stores and selected department stores, and company-owned retail stores. Each of these channels sells CLASSICS and FASHION products from our seasonal collections. We believe that these channels are complementary, since they have compatible merchandising and pricing practices and broaden the awareness and reach of the Cutter & Buck brand among our target consumers, many of whom tend to shop in more than one channel. For example, many of our corporate sales leads come through corporate executives who have purchased our products at golf pro shops and resorts.

    DOMESTIC We sell to golf pro shops and resorts primarily through an exclusive sales force. At the end of fiscal 2000, our exclusive golf sales force was composed of 53 Cutter & Buck field sales representatives. We also employed 51 sales representatives who sell to major corporations, either directly or through promotional products companies, and 26 additional sales representatives who sell to better specialty and selected department stores, college bookstores and the big and tall market. Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. Sales representatives present our collections each season at national and regional trade shows and at customers' stores through pictorial workbooks, looseleaf promotional materials and full sample lines. In addition to their other responsibilities, these sales representatives implement our merchandise fixturing program with suitable golf pro shops, resorts and specialty stores.

    INTERNATIONAL We have subsidiaries in the Netherlands, United Kingdom and Germany for the purpose of marketing and selling our products in Europe. In addition, we have two to five year renewable contracts with international distributors to sell our products in Australia, New Zealand, the Philippines, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait and Oman, South Africa, Singapore and Malaysia. These distributors purchase our products at reduced cost for resale to their respective retail customers. The products offered for distribution in these territories are identical to the products offered in the United States.

    We also have licensees who have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Hong Kong, China and Canada. Cutter & Buck license agreements generally provide for three-year terms and provide for royalties as a percentage of net sales. Most agreements contain annual royalty minimums, and all agreements give us final control over product design and quality. These licensing arrangements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

DISTRIBUTION CENTER

    In December 1999, we completed the relocation of our warehouse and embroidery operations to our new distribution center. This investment in a state of the art distribution center provides us with a solid foundation to significantly improve operational effectiveness and efficiency, support planned sales growth and provide greater flexibility as well as superior customer service. In conjunction with this move, we successfully implemented Phase I of our warehouse management system. This phase improved our inventory management capabilities, our order fulfillment cycle and our year-end physical inventory. As of June 19, 2000 we implemented Phase II of the warehouse management system which establishes all inbound receiving and put-away functionality. Implementation of Phase III of the warehouse management system is planned for the second quarter of fiscal 2001 and will address outbound functionality and integration to host systems.

    Delays or problems with the continuing implementation of our warehouse management system could increase expenses and harm our business, financial condition or operating results.

RETAIL OPERATIONS

    We opened our first store in October 1998 in Seattle, Washington. Since then we have opened five additional stores. These stores showcase the men's, women's and accessory collections as well as tournament-licensed Cutter & Buck merchandise from the U.S. Open, PGA Championship and Ryder

Cup. We believe the store's environment evokes the casual sporting atmosphere of an upscale golf clubhouse, complete with historic photos and antique sporting equipment. Collections of business casual dress for men, upscale weekend wear for women and golf wear for both are displayed on tables and in wall units. We believe that the stores offer a compelling assortment of our products to the upscale casual wear consumer in a relaxed, friendly environment.

    Our stores provide opportunities for introducing the Cutter & Buck brand to a wider audience not previously familiar with our full range of products due to the relatively small size of most golf pro shops and specialty stores. We believe that there are opportunities for Cutter & Buck stores in most major metropolitan markets across the United States and we expect to open three to five additional stores in some of these markets during fiscal 2001. We are currently examining locations for some of these additional stores and are seeking locations within premier malls and shopping centers that are in close proximity to other upscale retailers who serve our target customers. Our existing stores range in size from approximately 3,500 square feet to 4,500 square feet and we expect our new locations to continue to be within this range.

    There are many risks associated with our entry into direct retailing, including our ability to find suitable locations for our stores with reasonable rental terms, our ability to manage relationships with specialty retailers who currently sell our products, competition from other retailers, potential premises liability and risks associated with entry into long-term leases. We have limited experience in managing retail operations and have augmented our management team to support this effort. We need to increase our number of employees with each additional store opening, which results in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to successfully implement our retail strategy could harm our business, financial condition or operating results.

MARKETING AND MERCHANDISING

    We portray our brand image of an American casual lifestyle by creating seasonal merchandise collections that are theme- and color-related for both our sport and fashion offerings. In our sport collections, themes we commonly use in marketing are golf, tennis, fly fishing and other sporting activities which reinforce our image. We believe that, by featuring these sports and leisure activities, our products will appeal not only to participants, but also to those who identify with this type of lifestyle. Our name or logo is generally featured prominently on our products and displays to reinforce the Cutter & Buck brand in the mind of the consumer. The marketing of our fashion collections portrays our target consumers in appealing casual settings involving family and enjoyable leisure activities.

    We currently advertise in targeted consumer publications and produce photographic renditions of our new product lines for national distribution to existing wholesale customers. We also produce a catalog of our CLASSICS products to be viewed by wholesale customers for in-stock reordering purposes. In addition, we have an Internet home page on the World Wide Web at http://www.cutterbuck.com, where we provide information and pictures of our products and respond to inquiries from customers and consumers.

    Our merchandise is sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of our product offerings. Our distinctive in-store fixturing program showcases these collections and enhances our brand image at the point of sale. The fixtures are designed to display assorted elements of our collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. We also offer our customers display mannequins, logo signage and antique sporting props in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image. In fiscal 1998, we initiated our first concept shop partnership, an extension of our fixturing program, which we offer to our higher-end, potentially best-performing golf pro shops and resort customers on a very selective basis. In a concept shop partnership, we team with customers that meet a higher minimum order requirement who provide the square footage and certain construction costs while we provide shop design, custom made display cabinets and high quality fixtures to create a shop within a shop environment dedicated exclusively to Cutter & Buck merchandise.

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

INFORMATION SYSTEMS

    In addition to the computer-aided design system used by the product development team, we have a fully integrated, real-time management information system that is specifically designed for the wholesale apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by our production personnel, sales are tracked by the Vice President of Merchandise and Design in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. We also have a remote-order entry system for our sales force which allows them to continuously monitor and reserve inventory of every style. Customer service personnel receive this information daily and have access to real-time inventory availability.

    This comprehensive information system serves users in each of our operating areas, and is also accessed by personal computers to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. The system runs on IBM's RISC 6000 hardware with an AIX operating system, which allows for fast processing of critical information and has the capability of serving a much greater number of users as we grow. We installed a multi-currency version of the same real-time management systems at our wholly-owned subsidiary located in the Netherlands. During fiscal 2000, we implemented a relational database component to our management information system to allow us to create specialized management reports.

    During fiscal 2000, we also implemented Phase I of a warehouse management system specifically designed for the apparel industry. This system provides a wide variety of modular applications that can be added as the needs of our distribution center operations evolve. As of April 30, 2000, the following system components were installed:

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

    In addition, in fiscal 2000, we also installed an integrated retail management and point of sale system. The purpose of this investment was to provide daily information to control our planned investment in the testing of additional Cutter & Buck owned retail stores and to meet retail management's needs for a system that addresses sales tracking and management, profitability, inventory management, merchandising and financial controls and reporting. Also developed in fiscal 2000 were Electronic Data Interchange (EDI) capabilities to meet the needs of our selected department store customers.

    As of June 19, 2000 we implemented Phase II of the warehouse management system which establishes all inbound receiving and put-away functionality. Implementation of Phase III of the warehouse management system is planned for the second quarter of fiscal 2001 and will address outbound functionality and integration to host systems. During fiscal 2001 we also plan on upgrading our network infrastructure, including a corporate intranet, wholesale business extranets, an e-commerce initiative, a wide area network, and improved email and telephone capabilities.

ORDER BOOKING CYCLE AND BACKLOG

    We receive our orders for a season over a 10-month period beginning when samples are first shown to customers and continuing into the season. We begin to take orders for our fall collections in January, generally for delivery between May and October, and for our spring collection in July, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders from the golf and specialty store distribution channels, was approximately $27.5 million as of April 30, 2000. We expect to fill between 90% and 95% of those orders. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues and other customer-related issues, we typically do not expect to ship all of our backlog. Backlog is generally shipped within nine months.

COMPETITION

    The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and corporate accounts, are highly fragmented with no single brand representing more than 10% of the market. We encounter substantial competition in all of our distribution channels from other apparel companies and distributors of promotional products and apparel. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which enhance our brand. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. In addition, our competitors may be able to enter the emerging e-commerce marketplace more quickly or more efficiently than us. We cannot assure you that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

TRADEMARKS

    Cutter & Buck and the Cutter & Buck pennant logo are our trademarks and are registered for use on apparel and other products in over 30 countries, including the United States. We also have applied for registration in a number of other countries. Our name and logo are regarded as valuable assets and critical to marketing our products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we do not believe we have been materially harmed from infringement of our trademarks or trade dress to date, we have experienced some instances of such infringement and have taken actions to protect our rights.

EMPLOYEES

    As of April 30, 2000 we had 595 full time and 31 part time employees, of whom 30 were primarily engaged in administration and finance, 120 in sales, 13 in production, 24 in design, 30 in customer service, 13 in order administration, 11 in credit, 5 in marketing, 23 in embroidery development, 38 in retail, 187 in embroidery operations, 121 in distribution and 11 in information technology. None of our employees is a member of a union. We consider our relations with our employees to be excellent.

    As of April 30, 2000 we had 30 full time employees and 6 part time employees in our wholly-owned subsidiaries. Of these employees, 9 were in finance and administration, 12 in sales, 2 in production, 8 in customer service and 5 in embroidery development.

                               ITEM 2. PROPERTIES

    We lease our principal executive offices, which are located in Seattle, Washington, under leases that cover 31,858 square feet and expire in October and November 2001. We lease 170,500 square feet of space for a distribution center and embroidery production facility in Renton, Washington under a lease that expires in November 2006. We lease office space for our wholly-owned European subsidiaries and use contract warehouse facilities for our European distribution. We lease approximately 923 square feet of space for a showroom in Dallas, Texas, approximately 1,824 square feet of space for a showroom in Atlanta, Georgia under a lease that expires April 2002, and approximately 2,963 square feet of space for a showroom in New York, New York under a lease that expires April 2003. We also lease a small apartment in New York, New York.

    We currently lease all six of our retail store locations. These stores range in size from approximately 3,500 square feet to 4,500 square feet, and terms generally range from 5 to 7 years. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to minimum rentals. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved.

                           ITEM 3. LEGAL PROCEEDINGS

    In August 1999, the Company reached a settlement of two lawsuits related to labor issues in Saipan. That settlement has been fully described previously. The first, UNITE v. The Gap, Inc. et al., has since been dismissed. The second, Does
v. The Gap, Inc., has been moved to Federal District Court in Honolulu, and the settlement as related to that lawsuit remains subject to court approval applicable to class actions of this nature. No hearing on the settlement has been set to date.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information required by this Item is incorporated by reference to the information contained in the "Common Stock" section of the Company's 2000 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

                        ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Selected Financial Data" section of the Company's 2000 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

    The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowings. The Company's short-term debt bears interest at variable rates. The variable rates may fluctuate over time based on economic changes in the environment, and the Company could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect interest rate fluctuations to have a material adverse effect on the Company's results of operations. The Company does not use derivative financial instruments to manage interest rate risk.

FOREIGN CURRENCY RISK

    The Company operates subsidiaries in the Netherlands, United Kingdom and Germany. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations. The Company does not enter into derivatives for trading purposes. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the information contained in the "Financial Statements" section of the Company's 2000 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

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

                                    PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    Portions of the Company's Annual Report to Shareholders for the year ended April 30, 2000 are being filed as Exhibit 13.1 to this Annual Report on Form 10-K and the 2000 definitive proxy materials are not being filed as part of this report.

A. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES:

    1. Consolidated Financial Statements (the financial statements listed below are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders):

        Report of Ernst & Young LLP, Independent Auditors
       Consolidated Balance Sheets as of April 30, 1999 and 2000
       Consolidated Statements of Income for the years ended April 30, 1999 and
        2000
       Consolidated Statements of Shareholders' Equity for the years ended
        April 30, 1998, 1999 and 2000
       Consolidated Statements of Cash Flows for the years ended April 30, 1998,
        1999 and 2000
       Notes to Consolidated Financial Statements

    2.  Financial Statement Schedule -- see page 18 of this Report.

        Schedule II - Valuation and Qualifying Accounts

        The independent auditors' report with respect to the financial statement schedule appears in Exhibit 23.1 of this Report. All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    3.  Exhibits

Exhibits required by Item 601 of Regulation S-K:

       EXHIBIT
         NO.
---------------------
         3.1            Restated Articles of Incorporation (3.1) (1)

         3.2            Bylaws (incorporated by reference to Exhibit 3.2 of the
                          Registrant's Form 10-K for the year ended April 30, 1999)

         4.1            Specimen Common Stock Certificate (4.1) (1)

        10.1            Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a Cutter & Buck (10.3)
                          (1)

        10.2            Lease dated August 11, 1998 between Pine Street Development
                          LLC and Cutter and Buck Inc. (10.17) (2)

        10.3            Lease dated April 15, 1998 between Whitmac Company and
                          Cutter and Buck Inc. (10.18) (2)

        10.4            Industrial Lease dated May 27, 1999 between Cutter & Buck
                          Inc. and Zelman Renton, LLC (10.19) (3)

        10.5            First Amendment dated October 6, 1999 to Industrial Lease
                          dated May 27, 1999 between Cutter & Buck Inc. and Zelman
                          Renton, LLC (incorporated by reference to Exhibit 10.1 of
                          the Registrant's Form 10-Q for the quarter ended
                          January 31, 2000)

        10.6            1991 Stock Option Plan (10.9) (1)

        10.7            1995 Nonemployee Director Stock Incentive Plan (10.10) (1)

       EXHIBIT
         NO.
---------------------
        10.8            1995 Employee Stock Option Plan (10.11) (1)

        10.9            1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8
                          (File No. 33-80783))

        10.10           1997 Stock Incentive Plan (incorporated by reference to the
                          Registrant's Registration Statement on Form S-8 (File No.
                          333-43145))

        10.11           Stock Bonus Plan (10.16) (2)

        10.12           1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on
                          Form S-8 (File No. 333-88627))

        10.13           Amended and Restated Loan Agreement April 28, 1999 between
                          Cutter & Buck Inc. and Washington Mutual Bank d/b/a
                          Western Bank, and supporting documents (10.14) (3)

        10.14           Change in Control Agreement dated March 15, 1999 between
                          Cutter & Buck Inc. and Harvey N. Jones (10.20) (3)

        10.15           Change in Control Agreement dated March 15, 1999 between
                          Cutter & Buck Inc. and Martin J. Marks (10.21) (3)

        13.1            Annual Report to Shareholders (filed herewith)

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

(3) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended April 30, 1999.

B.  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fourth quarter ended
    April 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CUTTER & BUCK INC.
                                                       (Registrant)

                                                       By:             /s/ HARVEY N. JONES
                                                            -----------------------------------------
                                                                         Harvey N. Jones
July 31, 2000                                                  Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ HARVEY N. JONES                   Chairman, Chief Executive
     -------------------------------------------         Officer and Director            July 31, 2000
                   Harvey N. Jones                       (Principal Executive Officer)

                 /s/ MARTIN J. MARKS                   President, Chief Operating
     -------------------------------------------         Officer, Treasurer, Secretary   July 31, 2000
                   Martin J. Marks                       and Director

                                                       Vice President and Chief
                /s/ STEPHEN S. LOWBER                    Financial Officer (Principal
     -------------------------------------------         Financial and Accounting        July 31, 2000
                  Stephen S. Lowber                      Officer)

              /s/ MICHAEL S. BROWNFIELD
     -------------------------------------------       Director                          July 31, 2000
                Michael S. Brownfield

                /s/ FRANCES M. CONLEY
     -------------------------------------------       Director                          July 31, 2000
                  Frances M. Conley

                /s/ LARRY C. MOUNGER
     -------------------------------------------       Director                          July 31, 2000
                  Larry C. Mounger

                 /s/ JAMES C. TOWNE
     -------------------------------------------       Director                          July 31, 2000
                   James C. Towne

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                               CUTTER & BUCK INC.

            COL. A                  COL. B                    COL. C                    COL. D         COL. E
                                                            ADDITIONS
                                                ----------------------------------
                                                                     CHARGED
                                                 CHARGED TO             TO
                                  BALANCE AT      REVENUE,            OTHER                          BALANCE AT
                                  BEGINNING         COSTS            ACCOUNTS         DEDUCTIONS        END
DESCRIPTION                       OF PERIOD      OR EXPENSES        --DESCRIBE        --DESCRIBE     OF PERIOD
-----------                      ------------   -------------   ------------------   ------------   ------------
Year Ended April 30, 2000
  Reserves and allowances
    deducted from asset
    accounts:
    Allowance for doubtful
      accounts.................   $  817,474     $  963,226                  --      $ 718,688(A)    $1,062,012
    Reserve for sales returns
      and allowances...........   $  908,717     $5,559,328                  --      $5,179,033(B)   $1,289,012
    Reserve for inventory
      obsolescence.............   $1,077,753     $1,087,032                  --      $ 946,545(C)    $1,218,240

Year Ended April 30, 1999
  Reserves and allowances
    deducted from asset
    accounts:
    Allowance for doubtful
      accounts.................   $  654,731     $  447,460                  --      $ 284,717(A)    $  817,474
    Reserve for sales returns
      and allowances...........   $  533,082     $3,782,784                  --      $3,407,149(B)   $  908,717
    Reserve for inventory
      obsolescence.............   $  499,453     $  873,736                  --      $ 295,436(C)    $1,077,753

Year Ended April 30, 1998
  Reserves and allowances
    deducted from asset
    accounts:
    Allowance for doubtful
      accounts.................   $  142,669     $  518,277                  --      $   6,215(A)    $  654,731
    Reserve for sales returns
      and allowances...........   $  285,892     $2,106,839                  --      $1,859,649(B)   $  533,082
    Reserve for inventory
      obsolescence.............   $   97,785     $  556,588                  --      $ 154,920(C)    $  499,453

--------------------------

(A) Deductions consist of write-offs of uncollectable accounts, net of recoveries.

(B) Deductions consist of losses on sales returns and other credits allowed.

(C) Deductions consist of inventory sold at a loss.