Form 10-Q
period 2000-07-31
CUTTER & BUCK INC
filed 2000-09-14
CIK 948069

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Common Stock of the registrant outstanding as of September 13, 2000 was 10,447,923.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUTTER & BUCK INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended July 31, 2000
                                     Index

                                                                                  PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets.......................       3

                Condensed Consolidated Statements of Income.................       4

                Condensed Consolidated Statements of Cash Flows.............       5

                Notes to Condensed Consolidated Financial Statements........       6

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................       8

PART II--OTHER INFORMATION

    Item 1.     Legal Proceedings...........................................      12

    Item 2.     Changes in Securities and Use of Proceeds...................      12

    Item 3.     Defaults Upon Senior Securities.............................      12

    Item 4.     Submission of Matters to a Vote of Security Holders.........      12

    Item 5.     Other Information...........................................      12

    Item 6.     Exhibits and Reports on Form 8-K............................      12

SIGNATURES..................................................................      13

PART I--FINANCIAL INFORMATION
Item 1. Financial Information

                               CUTTER & BUCK INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,       JULY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,366,612   $  4,035,721
  Accounts receivable, net of allowances for doubtful
    accounts and returns of $2,351,024 at April 30, 2000 and
    $2,459,708 at July 31, 2000.............................    50,462,713     41,740,662
  Inventories...............................................    36,739,933     43,881,307
  Deferred income taxes.....................................     2,178,165      2,178,165
  Prepaid expenses and other current assets.................     3,447,789      3,605,141
                                                              ------------   ------------
    Total current assets....................................   100,195,212     95,440,996
Furniture and equipment, net................................    17,813,391     19,530,827
Deferred income taxes.......................................       136,090        136,090
Other assets................................................       401,992        412,500
                                                              ------------   ------------
    Total assets............................................  $118,546,685   $115,520,413
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  3,036,551   $  3,231,628
  Accounts payable..........................................    12,086,335     10,489,675
  Accrued liabilities.......................................     3,129,393      2,231,137
  Income taxes payable......................................     3,423,068      1,429,958
  Current portion of capital lease obligations and long-term
    debt....................................................     1,418,828      1,397,219
                                                              ------------   ------------
    Total current liabilities...............................    23,094,175     18,779,617
Capital lease obligations, less current portion.............     2,259,505      2,122,511
Long-term debt, less current portion........................     4,285,714      4,285,714
Commitments
Shareholders' equity:
  Preferred stock, no par value, 6,000,000 shares
    authorized; none issued and outstanding.................            --             --
  Common stock, no par value: 25,000,000 shares authorized;
    10,344,672 issued and outstanding at April 30, 2000 and
    10,447,923 at July 31, 2000.............................    62,645,047     63,378,665
  Deferred compensation.....................................      (210,484)      (856,365)
  Retained earnings.........................................    26,804,933     28,126,671
  Accumulated other comprehensive loss......................      (332,205)      (316,400)
                                                              ------------   ------------
    Total shareholders' equity..............................    88,907,291     90,332,571
                                                              ------------   ------------
    Total liabilities and shareholders' equity..............  $118,546,685   $115,520,413
                                                              ============   ============

                            See accompanying notes.

                               CUTTER & BUCK INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               JULY 31,      JULY 31,
                                                                 1999          2000
                                                              -----------   -----------
Net sales...................................................  $29,189,161   $39,029,110
Cost of sales...............................................   16,417,322    21,511,715
                                                              -----------   -----------
Gross profit................................................   12,771,839    17,517,395
Operating expenses:
  Design and production.....................................      803,895     1,004,647
  Selling and shipping......................................    7,375,506    11,001,084
  General and administrative................................    2,688,703     3,268,314
                                                              -----------   -----------
    Total operating expenses................................   10,868,104    15,274,045
                                                              -----------   -----------
Operating income............................................    1,903,735     2,243,350
Other income (expense):
  Factor commission and interest expense, net of interest
    income..................................................     (299,147)     (233,873)
  License and royalty income, net of other expense..........       20,493       122,261
                                                              -----------   -----------
    Total other income (expense)............................     (278,654)     (111,612)
                                                              -----------   -----------
Income before income taxes..................................    1,625,081     2,131,738
Income taxes................................................      585,000       810,000
                                                              -----------   -----------
Net income..................................................  $ 1,040,081   $ 1,321,738
                                                              ===========   ===========
  Basic earnings per share..................................  $      0.12   $      0.13
                                                              ===========   ===========
  Diluted earnings per share................................  $      0.12   $      0.13
                                                              ===========   ===========
  Shares used in computation of:
    Basic earnings per share................................    8,374,758    10,379,462
                                                              ===========   ===========
    Diluted earnings per share..............................    8,654,702    10,452,683
                                                              ===========   ===========

                            See accompanying notes.

                               CUTTER & BUCK INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               JULY 31,      JULY 31,
                                                                 1999          2000
                                                              -----------   -----------
OPERATING ACTIVITIES
Net Income..................................................  $ 1,040,081   $ 1,321,738
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................    1,039,524     1,236,534
  Amortization of deferred compensation.....................       21,468        21,468
  Changes in assets and liabilities:
    Receivables, net........................................    5,538,525     8,757,349
    Inventories.............................................   (6,746,945)   (7,071,154)
    Prepaid expenses and other current assets...............      168,098      (144,397)
    Accounts payable and accrued liabilities................   (1,869,149)   (2,522,410)
    Income taxes payable....................................   (2,047,129)   (1,993,110)
                                                              -----------   -----------
Net cash used in operating activities.......................   (2,855,527)     (393,982)

INVESTING ACTIVITIES
Purchases of furniture and equipment........................   (1,668,490)   (2,966,158)
Increase (decrease) in trademarks, patents and marketing
  rights....................................................          673        (9,622)
                                                              -----------   -----------
Net cash used in investing activities.......................   (1,667,817)   (2,975,780)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings.....   (9,465,513)      131,535
Principal payments under capital lease obligations..........      (80,093)     (158,603)
Issuance of common stock....................................   25,354,858        66,269
                                                              -----------   -----------
Net cash provided by financing activities...................   15,809,252        39,201

Effects of foreign exchange rate changes on cash............        1,121          (330)
                                                              -----------   -----------
Net increase (decrease) in cash.............................   11,287,029    (3,330,891)
Cash and cash equivalents, beginning of period..............    4,760,259     7,366,612
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $16,047,288   $ 4,035,721
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest..................  $   243,113   $   160,205
                                                              ===========   ===========
  Cash paid during the period for income taxes..............  $ 2,632,129   $ 2,803,110
                                                              ===========   ===========
NONCASH FINANCING AND INVESTING ACTIVITIES:
  Equipment acquired with capital leases....................  $    56,388   $         0
                                                              ===========   ===========
  Deferred compensation on the issuance of restricted
    stock...................................................  $         0   $   667,349
                                                              ===========   ===========

                            See accompanying notes.

                               CUTTER & BUCK INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2000 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2000, included in the Company's filing on Form 10-K.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED JULY 31,
                                                              ----------------------------
                                                                  1999           2000
                                                              ------------   -------------
Numerator:
  Numerator for basic and diluted earnings per share--
    net income..............................................   $1,040,081     $ 1,321,738
                                                               ==========     ===========
Denominator:
  Denominator for basic earnings per share--weighted average
    common shares...........................................    8,374,758      10,379,462
  Effect of dilutive securities stock options--weighted
    average stock options...................................      279,944          73,221
                                                               ----------     -----------
Denominator for diluted earnings per share..................    8,654,702      10,452,683
                                                               ==========     ===========
Basic earnings per share....................................   $     0.12     $      0.13
Diluted earnings per share..................................   $     0.12     $      0.13

NOTE 3. COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                                              THREE MONTHS ENDED JULY 31,
                                                              ----------------------------
                                                                 1999             2000
                                                              -----------      -----------
Net income..................................................  $1,040,081       $1,321,738
Foreign currency translation adjustments....................      19,003           15,805
                                                              ----------       ----------
Comprehensive income........................................  $1,059,084       $1,337,543
                                                              ==========       ==========

NOTE 4. DEBT

    The Company had a $40 million line of credit with Washington Mutual Bank d/b/a Western Bank ("Western Bank") which expired on August 1, 2000. The Company renegotiated the line of credit and on July 28, 2000 entered into a new loan agreement for a $55 million line of credit. The line of credit may be increased to $65 million subject to the Company meeting certain performance criteria in fiscal 2001. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 1.75%, each as defined in the loan agreement, at the Company's election. The line of credit expires on August 1, 2002 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at July 31, 2000. At July 31, 2000, letters of credit outstanding against this line of credit totaled approximately $19.1 million and there were no working capital advances.

    The Company's Dutch subsidiary entered into a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $4.0 million line of credit. The line of credit with Rabobank is to be used for international letters of credit and working capital advances. Interest on borrowings is charged and payable quarterly at a variable rate (6.45% at July 31, 2000). The line of credit is secured by the Company's European inventory, an irrevocable standby letter of credit issued by Western Bank of $3.8 million and subordination of $3.0 million of intercompany debt. The line of credit expires on September 30, 2000. At July 31, 2000, letters of credit outstanding against this line of credit totaled approximately $0.3 million and working capital advances totaled approximately $3.2 million.

    The Company also has a $5 million term credit facility with Western Bank. As of July 31, 2000, $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due on August 1 of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

NOTE 5. SHAREHOLDERS' EQUITY

    The Company sold 19,176 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

    On June 30, 2000, the Company granted an additional 84,075 shares under its Restricted Stock Plan and recorded deferred compensation of approximately $667,000 relating to this grant.

NOTE 6. INCOME TAXES

    Income taxes are provided at an effective rate of 38%, which exceeds the expected Federal statutory rate of 35%, primarily due to state income taxes.

NOTE 7. LITIGATION

    The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. YOU SHOULD BE AWARE THAT OUR ACTUAL GROWTH AND RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: STYLE CHANGES AND PRODUCT ACCEPTANCE, RELATIONS WITH SUPPLIERS AND INDEPENDENT SALES REPRESENTATIVES, THE ABILITY OF THE COMPANY TO CONTROL COSTS AND EXPENSES, THE ABILITY OF THE COMPANY TO CARRY OUT SUCCESSFUL DESIGN AND PLANNED PRODUCT AND BRAND MESSAGING/EXTENSION ACTIVITIES AND TO PENETRATE ITS CHOSEN DISTRIBUTION CHANNELS, COMPETITION, DEPENDENCE ON KEY PERSONNEL, FOREIGN CURRENCY RISKS, RISKS ASSOCIATED WITH OPENING AND OPERATING RETAIL LOCATIONS, THE ABILITY OF THE COMPANY TO TIMELY IMPLEMENT THE REMAINING PHASE OF THE WAREHOUSE MANAGEMENT SYSTEM, TECHNOLOGICAL CHANGE, POLITICAL AND TRADE RELATIONS AND GENERAL ECONOMIC CONDITIONS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    Cutter & Buck is a lifestyle brand with broad demographic appeal, targeted to men and women who seek updated classic American styles with the latest textile and fashion innovations. We sell our distinctive sportswear, fashion and outerwear products primarily through golf pro shops and resorts, corporate accounts, specialty retail and selected department stores, international, and other channels including Company-owned retail stores.

    We have grown sales in our three largest channels of distribution over the last five years through an increase in the number of accounts and an increase in the average annual net sales per account. The increase in the number of accounts is primarily due to the growth in the size of our direct sales force. We have increased average annual net sales per account by offering more product styles and increasing the average annual net sales per style. We believe the increased purchasing levels by our customers also reflect strong cooperative working relationships in the area of fixturing and merchandising our coordinated product line, and growing consumer recognition of our brand. We recognize our revenue at the time the product is shipped to the account, and there is no right to return other than for defective products.

    As our sales volume has increased, we have continued to invest in management and systems to strengthen our sales and marketing efforts. We have also expanded our customer support, embroidery services and distribution center operations. These actions have resulted in an increase in operating expenses as a percentage of net sales. With the increase in our sales volume, our negotiating leverage to purchase product at lower unit costs has increased, and as a result we have experienced improvements in gross margin.

    Our flagship retail store is located in Seattle, Washington and we have six additional stores in Denver, Mission Viejo, Orlando, Atlanta, Portland and Las Vegas. We expect to open two to four stores in selected metropolitan markets during the remainder of fiscal 2001.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JULY 31, 2000 COMPARED WITH THREE MONTHS ENDED JULY 31,
     1999

    NET SALES  During the first quarter of fiscal 2001 net sales increased
$9.8 million or 33.7% to $39.0 million from $29.2 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

                                                           THREE MONTHS ENDED JULY 31,
                                                    -----------------------------------------
                                                                                     PERCENT
                                                      1999       2000     INCREASE    CHANGE
                                                    --------   --------   --------   --------
IN THOUSANDS, EXCEPT PERCENT CHANGE
Golf..............................................  $11,537    $13,028     $1,491      12.9%
Corporate.........................................   10,208     15,369      5,161      50.6
Specialty retail..................................    2,945      4,964      2,019      68.6
International.....................................    2,388      2,843        455      19.1
Other.............................................    2,111      2,825        714      33.8
                                                    -------    -------     ------      ----
                                                    $29,189    $39,029     $9,840      33.7%
                                                    =======    =======     ======      ====

    The $1.5 million increase in net sales to the golf distribution channel in the first quarter of fiscal 2001 represented approximately 15.2% of the total increase in net sales for the quarter. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products.

    Net sales through the corporate distribution channel increased
$5.2 million, or approximately 50.6%, to $15.4 million in the first quarter of fiscal 2001 from $10.2 million in the first quarter of fiscal 2000. The increase in corporate sales during the first quarter of fiscal 2001 represented approximately 52.4% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our corporate channel sales force, the number of product styles and maintaining adequate inventory levels of our CLASSICS products, strengthened relationships with the promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

    Specialty retail sales increased $2.0 million or approximately 68.6% to $5.0 million in the first quarter of fiscal 2001 representing approximately 12.7% of our net sales in the quarter. This increase is primarily attributable to the increase in the number of specialty stores purchasing Cutter & Buck products and an increase in average net sales per specialty retail account. International sales which include our wholly-owned European subsidiary, distributors and licensees increased approximately $0.5 million. Sales to other distribution channels, including liquidation and company-owned retail, increased from $2.1 million in the first quarter of fiscal 2000 to $2.8 million in the first quarter of fiscal 2001. However, as a percentage of net sales, sales to other distribution channels remained constant at 7.2% for the first quarters of fiscal 2000 and 2001.

    COST OF SALES In the first quarter of fiscal 2001, our cost of sales was 55.1% of net sales, compared to 56.2% in the first quarter of fiscal 2000. The resulting increase in gross margin as a percentage of net sales is due to higher production volumes which has given us the ability to expand our international sourcing and has enhanced our negotiating leverage to purchase product at lower unit costs. Additionally, our sales mix has changed as a result of the growth in sales from company-owned retail stores and increased sales in our women's line, which both have higher margins.

    DESIGN AND PRODUCTION EXPENSE Design and production expenses were up approximately $0.2 million in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Although design and production expenses increased, we were able to leverage these expenses over a growing revenue base. These expenses therefore decreased as a percentage of net sales from 2.8% in the first quarter of fiscal 2000 to 2.6% in the first quarter of fiscal 2001. The dollar increase was primarily attributable to increased management and staffing costs to support our expanding sportswear collection, staffing and travel costs to support our offshore sourcing activities, and increased embroidery development costs for the golf and corporate distribution channels. These increases were more than offset by the benefits of higher sales volume which resulted in an overall reduction in design and production costs as a percentage of net sales during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

    SELLING AND SHIPPING EXPENSE Selling and shipping expenses increased by $3.6 million, or 49.2%, to $11.0 million in the first quarter of fiscal 2001 from $7.4 million in the same period in the prior year, and increased as a percentage of net sales to 28.2% from 25.3%. The increase in selling expenses was attributable to increased salaries and commissions, increased customer service staffing, trade advertising and fixturing, and trade show costs associated with higher sales volume. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory, including costs associated with the new distribution center and implementation of the warehouse management system. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with six retail locations during the first quarter of fiscal 2001 compared to one in the first quarter of fiscal 2000.

    GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expenses increased by $0.6 million, or 21.6%, to $3.3 million in the first quarter of fiscal 2001 from $2.7 million in the first quarter of fiscal 2000. Although general and administrative expenses increased, we were able to leverage these expenses as they decreased as a percentage of net sales from 9.2% in the first quarter of fiscal 2000 to 8.4% in the first quarter of fiscal 2001. The dollar increase during the first quarter of fiscal 2001 was due to increased management and staffing, including a team hired to manage our retail operations and e-business initiative, and increased depreciation and rent expense associated with information technology initiatives and corporate facilities, and increased insurance, travel and supplies expense. Since these expenses grew at a slower rate than the growth in sales, general and administrative expenses decreased as a percentage of net sales.

    OPERATING INCOME As a result of the above items, operating income increased by $0.3 million, or 17.8%, to $2.2 million in the first quarter of fiscal 2001 from $1.9 million in the first quarter of fiscal 2000. Operating income as a percentage of net sales decreased from 6.5% in the first quarter of fiscal 2000 to 5.7% in the first quarter of fiscal 2001.

    INCOME TAXES We incurred approximately $0.8 million of income tax expense in the first quarter of fiscal 2001 compared to $0.6 million in the first quarter of fiscal 2000 reflecting the increase in the profitability of the Company and the effective tax rate. Income taxes are recorded at an effective rate of 36% and 38% for the first quarters of fiscal 2000 and fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary need for funds is to finance increased working capital to support sales growth and to fund capital expenditures.

    Net cash used in operating activities for the three months ended July 31, 2000 was approximately $0.4 million compared to net cash used in operations of approximately $2.9 million for the three months ended July 31, 1999. Net cash used in operating activities for the three months ended July 31, 2000 resulted from increases in inventory of $7.1 million, and payments of accounts payable, accrued liabilities, and income taxes of $4.5 million. These increases were partially offset by cash generated from profitable operations, a reduction in accounts receivable of $8.8 million and depreciation and amortization. Approximately $5.0 million of the increase in inventory relates to FASHION merchandise, $1.0 million relates to Europe, and the balance of the increase relates primarily to embroidery work in process, our footwear product category and retail store inventory. The overall increase in inventory was designed to support our planned sales volume during fiscal 2001. For the three months ended July 31, 1999, net cash used in operating activities resulted from increases in inventory of $6.7 million, and payments of accounts payable, accrued liabilities, and income taxes of $3.9 million. These increases were partially offset by cash generated from profitable operations, depreciation and amortization and a reduction in accounts receivable.

    Net cash used in investing activities was approximately $3.0 million for the three months ended July 31, 2000 and was primarily due to purchases of capital equipment. Capital expenditures during this period included $0.4 million for in-store fixtures and concept shops, $1.0 million for equipment and leasehold improvements associated with Company-owned retail stores, $0.8 million for the distribution center and warehouse management system and $0.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment. For the three months ended July 31, 1999, net cash used in investing activities was approximately $1.7 million. Capital expenditures during the first three months of fiscal 2000 included $0.8 million for in-store fixtures, concept shops and a new trade show booth, $0.2 million for equipment and leasehold improvements associated with company-owned retail specialty stores, $0.3 million for computer hardware and software and $0.4 for leasehold improvements, and other furniture and equipment.

    Net cash provided by financing activities for the three months ended
July 31, 2000 was approximately $0.1 million compared to approximately
$15.8 million during the three months ended July 31, 1999. During the three months ended July 31, 2000, net cash provided by financing activities was primarily due to net short term borrowings of $0.1 million and cash generated from the sale of common stock under the employee stock purchase plan of $0.1 million. These proceeds were partially offset by capital lease payments of $0.1 million. During the three months ended July 31, 1999, the Company generated $25.4 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the payment of $9.5 million of short-term borrowings.

    We are a party to a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $55 million line of credit. Our Dutch subsidiary, Cutter & Buck (Europe) B.V., is a party to a loan agreement with Cooperatieve Rabobank "Huizen" B.A., or Rabobank, for a $4.0 million line of credit. Both of these lines of credit are more fully described in footnote four to the Company's financial statements above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

           Exhibit
           Number        Description
           ------        -----------
           10.16         Loan Agreement dated July 28, 2000 between Cutter &
                         Buck Inc. and Washington Mutual Bank d/b/a/ Western Bank,
                         and supporting documents

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


                                 CUTTER & BUCK INC.
                                 ------------------------------------------------------

                                 (Registrant)

Dated: September 14, 2000        By /s/ Stephen S. Lowber
                                 ------------------------------------------------------

                                 Stephen S. Lowber
                                 Vice-President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)