Form 10-Q
period 2000-10-31
CUTTER & BUCK INC
filed 2000-12-15
CIK 948069

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-26608

CUTTER & BUCK INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1474587 (I.R.S. Employer Identification No.)

2701 First Avenue, Suite 500
Seattle, WA 98121
(Address of Principal Executive Offices, Including Zip Code)

(206) 622-4191
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock of the registrant outstanding as of December 14, 2000 was 10,436,932.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2000

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	April 30, 2000	October 31, 2000
		(unaudited)
ASSETS
Current Assets:
Cash	$7,366,612	$6,022,319
Accounts receivable, net of allowances for doubtful accounts and returns of $2,351,024 at April 30, 2000 and $2,539,284 at October 31, 2000	50,462,713	42,401,140
Inventories	36,739,933	45,421,447
Deferred income taxes	2,178,165	2,912,553
Prepaid expenses and other current assets	3,447,789	4,150,768

Total current assets	100,195,212	100,908,227
Furniture and equipment, net	17,813,391	21,748,717
Deferred income taxes	136,090	245,182
Other assets	401,992	504,718

Total assets	$118,546,685	$123,406,844

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,036,551	$3,091,477
Accounts payable	12,086,335	15,186,623
Accrued liabilities	3,129,393	2,903,111
Income taxes payable	3,423,068	1,908,695
Current portion of capital lease obligations and long-term debt	1,418,828	1,372,228

Total current liabilities	23,094,175	24,462,134
Capital lease obligations, less current portion	2,259,505	1,959,558
Long-term debt, less current portion	4,285,714	3,571,428
Commitments
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,344,672 issued and outstanding at April 30, 2000 and 10,463,174 at October 31, 2000	62,645,047	63,499,445
Deferred compensation	(210,484)	(793,361)
Retained earnings	26,804,933	31,177,632
Accumulated other comprehensive loss	(332,205)	(469,992)

Total shareholders' equity	88,907,291	93,413,724

Total liabilities and shareholders' equity	$118,546,685	$123,406,844

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 1999	October 31, 2000	October 31, 1999	October 31, 2000
Net sales	$36,890,403	$46,073,674	$66,079,564	$85,102,784
Cost of sales	20,740,628	25,527,944	37,157,950	47,039,659

Gross profit	16,149,775	20,545,730	28,921,614	38,063,125
Operating expenses:
Design and production	878,526	970,061	1,682,421	1,974,708
Selling and shipping	8,567,053	11,265,474	16,040,972	22,266,558
General and administrative	2,964,095	3,323,269	5,554,385	6,591,583

Total operating expenses	12,409,674	15,558,804	23,277,778	30,832,849

Operating income	3,740,101	4,986,926	5,643,836	7,230,276
Other income (expense):
Factor commission and interest expense, of interest income	(6,042)	(229,596)	(305,189)	(463,469)
License and royalty income, net of other expense	60,870	164,631	81,363	286,892

Total other income (expense)	54,828	(64,965)	(223,826)	(176,577)

Income before income taxes	3,794,929	4,921,961	5,420,010	7,053,699
Income taxes	1,366,200	1,871,000	1,951,200	2,681,000

Net income	$2,428,729	$3,050,961	$3,468,810	$4,372,699

Basic earnings per share	$0.24	$0.29	$0.37	$0.42

Diluted earnings per share	$0.23	$0.29	$0.36	$0.42

Shares used in computation of:
Basic earnings per share	10,305,483	10,453,613	9,340,121	10,416,538

Diluted earnings per share	10,500,273	10,578,521	9,577,488	10,515,602

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	October 31, 1999	October 31, 2000
Operating activities
Net Income	$3,468,810	$4,372,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,770,738	2,477,431
Deferred income taxes	—	(843,480)
Amortization of deferred compensation	42,936	84,472
Changes in assets and liabilities:
Receivables, net	2,869,721	7,956,241
Inventories	(6,731,215)	(8,916,263)
Prepaid expenses and other current assets	714,035	(754,386)
Accounts payable and accrued liabilities	62,042	2,926,784
Income taxes payable	(680,929)	(1,514,373)

Net cash provided by operating activities	1,516,138	5,789,125
Investing activities
Purchases of furniture and equipment	(5,309,812)	(6,449,410)
Increase in trademarks, patents and marketing rights	(147,950)	(105,475)

Net cash used in investing activities	(5,457,762)	(6,554,885)
Financing activities
Net repayments of short term borrowings	(9,135,885)	(436,793)
Principal payments under capital lease obligations	(162,347)	(346,547)
Issuance of common stock	29,111,189	187,049

Net cash provided by (used in) financing activities	19,812,957	(596,291)
Effects of foreign exchange rate changes on cash	(6,797)	17,758

Net increase (decrease) in cash	15,864,536	(1,344,293)
Cash, beginning of period	4,760,259	7,366,612

Cash, end of period	$20,624,795	$6,022,319

Supplemental information:
Cash paid during the period for interest	$243,113	$164,801

Cash paid during the period for income taxes	$2,632,129	$2,326,799

Noncash financing and investing activities:
Equipment acquired with capital leases	$56,388	$—

Deferred compensation for the issuance of restricted stock	$252,016	$667,349

See accompanying notes.

CUTTER & BUCK INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the six months ended October 31, 2000 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2000, included in the Company's filing on Form 10-K.

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

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
Numerator:
Numerator for basic and diluted earnings per share—net income	$2,428,729	$3,050,961	$3,468,810	$4,372,699
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	10,305,483	10,453,613	9,340,121	10,416,538
Effect of dilutive securities stock options	194,790	124,908	237,367	99,064
Denominator for diluted earnings per share	10,500,273	10,578,521	9,577,488	10,515,602
Basic earnings per share	$0.24	$0.29	$0.37	$0.42
Diluted earnings per share	$0.23	$0.29	$0.36	$0.42

Note 3. Comprehensive Income

    The components of the Company's total comprehensive income were:

	Three Months Ended October 31,		Six Months Ended October 31,
	1999	2000	1999	2000
Net income	$2,428,729	$3,050,961	$3,468,810	$4,372,699
Foreign currency translation adjustments	(40,255)	(153,592)	(21,252)	(137,787)

Comprehensive income	$2,388,474	$2,897,369	$3,447,558	$4,234,912

Note 4. Debt

    The Company had a $40 million line of credit with Washington Mutual Bank d/b/a Western Bank ("Western Bank") which expired on August 1, 2000. The Company renegotiated the line of credit and on July 28, 2000 entered into a new loan agreement for a $55 million line of credit. The line of credit may be increased to $65 million during fiscal 2002 providing the Company meets certain performance criteria in fiscal 2001. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 1.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2002 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at October 31, 2000. At October 31, 2000, letters of credit outstanding against this line of credit totaled approximately $29.0 million and there were no working capital advances.

    The Company's Dutch subsidiary had a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.8 million line of credit, which was used for international letters of credit and working capital advances. Interest on borrowings was charged and payable quarterly at a variable rate (6.75% at October 31, 2000). The line of credit expired on September 30, 2000. At October 31, 2000, letters of credit which remained outstanding against this line of credit totaled approximately $0.4 million and working capital advances totaled approximately $3.1 million. On November 3, 2000, the Company amended its $55 million line of credit agreement with Western Bank to allocate $5 million for use solely by the Dutch subsidiary. The allocated amount is to be used by the subsidiary for the same purposes and is subject to the same terms and performance criteria described above.

    The Company also has a $5 million term credit facility with Western Bank. As of October 31, 2000, $4.3 million remained outstanding against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due on August 1 of years 2000 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

Note 5. Shareholders' Equity

    The Company issued 15,250 shares pursuant to the exercise of stock options.

Note 6. Income Taxes

    Income taxes are provided at an effective rate of 38%, which exceeds the expected Federal statutory rate of 35%, primarily due to state income taxes.

Note 6. Litigation

    The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently, and certainly all the statements in the section entitled "Business Outlook" are forward-looking. Forward-looking statements reflect our current expectations and are inherently uncertain. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: style changes and product acceptance, relations with and performance of suppliers and independent sales representatives, the ability of the Company to control costs and expenses, the ability of the Company to carry out successful design and planned product and brand messaging/extension activities and to penetrate its chosen distribution channels, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, the efficacy of the warehouse management system as it related to the Company's operations, technological change, political and trade relations and general economic conditions in the U.S. and Europe. You should not place undue reliance on these forward-looking statements.

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

    Our flagship retail store is located in Seattle, Washington and we have eight additional stores in Denver, Mission Viejo, Orlando, Atlanta, Portland, Las Vegas, West Palm Beach and Palm Desert. We expect to open two to three stores in selected metropolitan markets during the remainder of fiscal 2001.

Results of Operations

  Three Months Ended October 31, 2000 Compared With Three Months Ended October 31, 1999

    Net Sales  During the second quarter of fiscal 2001 net sales increased $9.2 million or 24.9% to $46.1 million from $36.9 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Three Months Ended October 31
	1999	2000	Increase/ (Decrease)	Percent Change
In Thousands, except percent change
Golf	$15,388	$15,017	$(371)	(2.4)%
Corporate	12,988	17,940	4,952	38.1
Specialty retail	4,399	7,174	2,775	63.1
International	1,889	2,171	282	14.9
Other	2,226	3,772	1,546	69.5

	$36,890	$46,074	$9,184	24.9%

    Net sales to the golf distribution channel in the second quarter of fiscal 2001 decreased $0.4 million, or approximately 2.4%, to $15.0 million from $15.4 million in the second quarter of fiscal 2000. Golf sales represent approximately 32.6% of our net sales in the quarter. The decrease in golf sales during the second quarter of fiscal 2001 is primarily attributable to the timing of shipments for our Fall season product line and an increased workload for our sales representatives. Orders for the Fall season are historically shipped during the first two quarters of the fiscal year. For fiscal 2001 ,however, a higher percentage of Fall season orders were shipped in the first quarter compared to fiscal 2000. We have hired additional sales representatives to showcase our women's golf lines beginning with the Spring season product line, in order to improve overall sales effectiveness in this channel.

    Net sales through the corporate distribution channel increased $5.0 million, or approximately 38.1%, to $17.9 million in the second quarter of fiscal 2001 from $13.0 million in the second quarter of fiscal 2000. The increase in corporate sales during the second quarter of fiscal 2001 represented approximately 53.9% of the total increase in net sales for the quarter. This increase is primarily attributable to the increased size and effectiveness of our corporate channel sales force, increases in product styles and inventory levels of our CLASSICS products, relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

    Specialty retail sales increased $2.8 million or approximately 63.1% to $7.2 million in the second quarter of fiscal 2001 from $4.4 million in the second quarter of fiscal 2000. Specialty retail sales represent approximately 15.6% of our net sales in the quarter. This increase is primarily attributable to the increase in the number of specialty stores purchasing Cutter & Buck products. International sales which include our wholly-owned European subsidiary, distributors and licensees increased approximately $0.3 million over the same period last year. Sales to our "other" distribution channel, including liquidation and company-owned retail, increased from $2.2 million in the second quarter of fiscal 2000 to $3.8 million in the second quarter of fiscal 2001. As a percentage of net sales, sales to our "other" distribution channel increased from 6.0% to 8.2% for the second quarters of fiscal 2000 and 2001, respectively.

    Cost of Sales  In the second quarter of fiscal 2001, our cost of sales was 55.4% of net sales, compared to 56.2% in the second quarter of fiscal 2000. The decrease in cost of sales as a percentage of net sales is due to higher production volumes which has given us the ability to expand our international sourcing and has enhanced our negotiating leverage to purchase product at lower unit costs. Additionally, our sales mix has changed as a result of the growth in sales from company-owned retail stores and increased sales in our women's line, which both have higher margins.

    Design and Production Expense  Design and production expenses were up approximately $0.1 million in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Although design and production expenses increased, we were able to leverage these expenses over a growing revenue base as they decreased as a percentage of net sales from 2.4% in the second quarter of fiscal 2000 to 2.1% in the second quarter of fiscal 2001. The dollar increase was primarily attributable to increased management and staffing costs to support our expanding sportswear collection, staffing costs to support our offshore sourcing activities and increased embroidery development costs for the golf and corporate distribution channels, and our corporate social responsibility initiative.

    Selling and Shipping Expense  Selling and shipping expenses increased by $2.7 million, or 31.5%, to $11.3 million in the second quarter of fiscal 2001 from $8.6 million in the same period in the prior year, and increased as a percentage of net sales to 24.5% from 23.2%. The increase in selling expenses was attributable to increased salaries and commissions, increased customer service staffing and trade advertising and fixturing. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory, as well as costs associated with implementation of phase three of our warehouse management system. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with nine retail locations during the second quarter of fiscal 2001 compared to two in the second quarter of fiscal 2000.

    General and Administrative Expense  General and administrative expenses increased by approximately $0.4 million, or 12.1%, to $3.3 million in the second quarter of fiscal 2001 from $3.0 million in the second quarter of fiscal 2000. Although general and administrative expenses increased, we were able to leverage these expenses over a growing revenue base as they decreased as a percentage of net sales from 8.0% in the second quarter of fiscal 2000 to 7.2% in the second quarter of fiscal 2001. The dollar increase during the second quarter of fiscal 2001 was attributable to increased management and staffing for our retail operations and e-business initiative, increased depreciation and rent expense associated with information technology initiatives and corporate facilities and increased insurance, travel, communications and supplies expense.

    Operating Income  As a result of the above items, operating income increased by approximately $1.2 million, or 33.3%, to $5.0 million in the second quarter of fiscal 2001 from $3.7 million in the second quarter of fiscal 2000. Operating income as a percentage of net sales increased from 10.1% in the second quarter of fiscal 2000 to 10.8% in the second quarter of fiscal 2001.

    Income Taxes  We recorded approximately $1.9 million of income tax expense in the second quarter of fiscal 2001 compared to $1.4 million in the second quarter of fiscal 2000 reflecting the increase in the profitability of the Company and the effective tax rate. Income taxes are recorded at an effective rate of 36% and 38% for the second quarters of fiscal 2000 and fiscal 2001, respectively.

Results of Operations

  Six Months Ended October 31, 2000 Compared With Six Months Ended October 31, 1999

    Net Sales  During the first six months of fiscal 2001 net sales increased $19.0 million or 28.8% to $85.1 million from $66.1 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Six Months Ended October 31
	1999	2000	Increase/ (Decrease)	Percent Change
In Thousands, except percent change
Golf	$26,925	$28,045	$1,120	4.2%
Corporate	23,196	33,309	10,113	43.6
Specialty retail	7,344	12,138	4,794	65.3
International	4,278	5,014	736	17.2
Other	4,337	6,597	2,260	52.1

	$66,080	$85,103	$19,023	28.8%

    Net sales to the golf distribution channel increased $1.1 million, or approximately 4.2%, to $28.0 million in the first six months of fiscal 2001 from $26.9 million in the first six months of fiscal 2000. Golf sales represented approximately 33.0% of our net sales for the period. The growth in net sales to the golf distribution channel is primarily attributable to an increase in the number of golf pro shops purchasing Cutter & Buck products and increasing brand awareness. The increase in the number of our golf pro shop customers is primarily due to the growth in the size of our golf pro shop sales force that exclusively sells Cutter & Buck products.

    Net sales through the corporate distribution channel increased $10.1 million, or approximately 43.6%, to $33.3 million in the first six months of fiscal 2001 from $23.2 million in the first six months of fiscal 2000. The increase in corporate sales during the first six months of fiscal 2001 represented approximately 53.2% of the total increase in net sales for the period. This increase is primarily attributable to the increased size and effectiveness of our corporate channel sales force, increases in product styles and inventory levels of our CLASSICS products, relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

    Specialty retail sales increased $4.8 million or approximately 65.3% to $12.1 million in the first six months of fiscal 2001 from $7.3 million in the second quarter of fiscal 2000. Specialty retail sales represent approximately 14.3% of our net sales in the period. This increase is primarily attributable to the increase in the number of specialty stores purchasing Cutter & Buck products and an increase in the average annual net sales per specialty store account. International sales which include our wholly-owned European subsidiary, distributors and licensees increased approximately $0.7 million over the same period last year. Sales to our "other" distribution channel, including liquidation and company-owned retail, increased from $4.3 million in the first six months of fiscal 2000 to $6.6 million in the first six months of fiscal 2001. As a percentage of net sales, sales to our "other" distribution channel increased from 6.6% to 7.8% for the first six months of fiscal 2000 and 2001, respectively.

    Cost of Sales  In the first six months of fiscal 2001, our cost of sales was 55.3% of net sales, compared to 56.2% in the first six months of fiscal 2000. The decrease in cost of sales as a percentage of net sales is due to higher production volumes which has given us the ability to expand our international sourcing and has enhanced our negotiating leverage to purchase product at lower unit costs. Additionally, our sales mix has changed as a result of the growth in sales from company-owned retail stores and increased sales in our women's line, which both have higher margins.

    Design and Production Expense  Design and production expenses were up approximately $0.3 million in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Although design and production expenses increased, we were able to leverage these expenses over a growing revenue base as they decreased as a percentage of net sales from 2.5% in the first six months of fiscal 2000 to 2.3% in the first six months of fiscal 2001. The dollar increase was primarily attributable to increased management and staffing costs to support our expanding sportswear collection, staffing costs to support our offshore sourcing activities, increased embroidery development costs for the golf and corporate distribution channels, and our corporate social responsibility initiative.

    Selling and Shipping Expense  Selling and shipping expenses increased by approximately $6.2 million, or 38.8%, to $22.3 million in the first six months of fiscal 2001 from $16.0 million in the same period in the prior year, and increased as a percentage of net sales to 26.2% from 24.3%. The increase in selling expenses was attributable to increased salaries and commissions, increased customer service staffing and trade advertising and fixturing. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs and packaging supplies costs directly associated with the Company's increased sales volumes and higher levels of inventory, as well as costs associated with implementation of phase two and three of our warehouse management system. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with nine retail locations during the first six months of fiscal 2001 compared to two in the first six months of fiscal 2000.

    General and Administrative Expense  General and administrative expenses increased by $1.0 million, or 18.7%, to $6.6 million in the first six months of fiscal 2001 from $5.6 million in the first six months of fiscal 2000. Although general and administrative expenses increased, we were able to leverage these expenses over a growing revenue base as they decreased as a percentage of net sales from 8.4% in the first six months of fiscal 2000 to 7.7% in the first six months of fiscal 2001. The dollar increase during the first six months of fiscal 2001 was attributable to increased management and staffing for our retail operations and e-business initiative, increased depreciation and rent expense associated with information technology initiatives and corporate facilities and increased insurance, travel, communications, and supplies expense.

    Operating Income  As a result of the above items, operating income increased by $1.6 million, or 28.1%, to $7.2 million in the first six months of fiscal 2001 from $5.6 million in the first six months of fiscal 2000. Operating income as a percentage of net sales remained constant at 8.5% for the first six months of fiscal 2000 and 2001.

    Income Taxes  We recorded approximately $2.7 million of income tax expense in the first six months of fiscal 2001 compared to $2.0 million in the first six months of fiscal 2000 reflecting the increase in the profitability of the Company and the effective tax rate. Income taxes are recorded at an effective rate of 36% and 38% for the first six months of fiscal 2000 and fiscal 2001, respectively.

Liquidity and Capital Resources

    Our primary need for funds is to finance increased working capital to support sales growth and to fund capital expenditures.

    Net cash provided by operating activities for the six months ended October 31, 2000 was approximately $5.8 million compared to approximately $1.5 million for the six months ended October 31, 1999. Net cash provided by operating activities for the six months ended October 31, 2000 resulted from cash generated from profitable operations, a reduction in accounts receivable of $8.0 million, an increase in accounts payable and accrued liabilities of $2.9 million and depreciation and amortization. Cash used in operating activities resulted from increases in inventory of $8.9 million, increases in prepaid expenses and other current assets and income tax payments. Approximately $3.7 million of the increase in inventory relates to FASHION merchandise and $1.9 million relates to CLASSICS merchandise. The balance of the increase relates primarily to embroidery work in process, our footwear product category and retail store locations. Inventory in Europe decreased by approximately $0.5 million. The overall increase in inventory was designed to support our planned sales volume during fiscal 2001. For the six months ended October 31, 1999, net cash provided by operating activities resulted from net income, a decrease in accounts receivable of $2.9 million and decreases in prepaid expenses and other current assets and depreciation and amortization. These increases were partially offset by increases in inventory of $6.7 million and income tax payments.

    Net cash used in investing activities was approximately $6.6 million for the six months ended October 31, 2000 and was primarily due to purchases of capital equipment. Capital expenditures during this period included $0.6 million for in-store fixtures and concept shops, $2.0 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.6 million for the distribution center and warehouse management system and $2.4 million for computer hardware and software, leasehold improvements, and other furniture and equipment. For the six months ended October 31, 1999, net cash used in investing activities was approximately $5.5 million. Capital expenditures during the first six months of fiscal 2000 included $1.7 million for in-store fixtures, concept shops and a new trade show booth, $1.7 million for equipment and leasehold improvements associated with company-owned retail specialty stores, $0.7 million for the distribution center and $1.4 million for computer hardware and software, leasehold improvements and other furniture and equipment.

    Net cash used by financing activities for the six months ended October 31, 2000 was approximately $0.6 million compared to net cash provided by financing activities of approximately $19.8 million during the six months ended October 31, 1999. During the six months ended October 31, 2000, net cash used by financing activities was primarily due to repayment of net short term borrowings and principal payments under capital lease obligations of $0.8 million and cash generated from the sale of common stock under the employee stock purchase plan and the exercise of stock options of $0.2 million. During the six months ended October 31, 1999, the Company generated $29.1 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the repayment of $9.1 million of short-term borrowings.

    We have a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $55 million line of credit. Our Dutch subsidiary, Cutter & Buck (Europe) B.V., had a loan agreement with Cooperatieve Rabobank "Huizen" B.A., or Rabobank, for a $4.0 million line of credit, which has been replaced by a loan agreement with Washington Mutual Bank d/b/a/ Western Bank. These lines of credit are more fully described in footnote four ("Debt") to the Company's financial statements on page seven hereof.

PART II—OTHER INFORMATION

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

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on September 22, 2000. Out of the Company's 10,421,682 shares of Common Stock entitled to vote at the meeting, 9,524,600 were represented, either in person or by proxy.

Proposal Number 1—Election of Class II Directors
Nominee	For	Against
Harvey N. Jones	9,041,482	254,168
Michael S. Brownfield	9,042,307	253,343
Proposal Number 2—Adoption of the 2000 Stock Incentive Plan
	Votes
For	8,664,748
Against	419,142
Withheld	62,742
Broker Non-Votes	149,018
Proposal Number 3—Ratification of Appointment of Auditors
	Votes
For	9,259,512
Against	8,099
Withheld	28,039

Item 5.  Other Information

    We provided guidance with regard to the balance of fiscal 2001 and fiscal 2002 in our press release dated December 7, 2000.

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

Exhibit Number	Description
10.17	Amended and Restated Loan Agreeement dated November 3, 2000 between Cutter & Buck, Inc. and Washington Mutual Bank d/b/a Western Bank, and supporting documents
99.1	Press Release dated December 7, 2000

    b)  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC.
(Registrant)
Dated: December 15, 2000	By:	/s/ STEPHEN S. LOWBER Stephen S. Lowber Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Index
PART I—FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES