Form 10-Q
period 2001-01-31
CUTTER & BUCK INC
filed 2001-03-19
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock of the registrant outstanding as of March 16, 2001 was 10,457,270.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	April 30, 2000	January 31, 2001
		(unaudited)
ASSETS
Current assets:
Cash	$7,366,612	$6,084,461
Accounts receivable, net of allowances for doubtful accounts and returns of $2,351,024 at April 30, 2000 and $2,729,012 at January 31, 2001	50,462,713	33,275,154
Inventories	36,739,933	60,879,606
Deferred income taxes	2,178,165	2,958,801
Prepaid expenses and other current assets	3,447,789	5,230,461

Total current assets	100,195,212	108,428,483
Furniture and equipment, net	17,813,391	22,929,323
Deferred income taxes	136,090	245,182
Other assets	401,992	595,465

Total assets	$118,546,685	$132,198,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,036,551	$6,949,426
Accounts payable	12,086,335	16,820,547
Accrued liabilities	3,129,393	1,834,247
Income taxes payable	3,423,068	—
Current portion of capital lease obligations and long-term debt	1,418,828	2,716,733

Total current liabilities	23,094,175	28,320,953
Capital lease obligations, less current portion	2,259,505	7,450,861
Long-term debt, less current portion	4,285,714	3,571,428
Commitments
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,344,672 issued and outstanding at April 30, 2000 and 10,483,512 at January 31, 2001	62,645,047	63,798,106
Deferred compensation	(210,484)	(751,768)
Retained earnings	26,804,933	30,214,613
Accumulated other comprehensive loss	(332,205)	(405,740)

Total shareholders' equity	88,907,291	92,855,211

Total liabilities and shareholders' equity	$118,546,685	$132,198,453

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2000	January 31, 2001	January 31, 2000	January 31, 2001
Net sales	$31,785,889	$32,368,891	$97,865,453	$117,471,675
Cost of sales	17,539,704	17,557,972	54,697,654	64,597,631

Gross profit	14,246,185	14,810,919	43,167,799	52,874,044
Operating expenses:
Design and production	849,465	1,101,849	2,531,886	3,004,046
Selling and shipping	8,625,398	11,631,004	24,666,370	33,897,562
General and administrative	2,665,214	3,452,158	8,219,599	10,116,252

Total operating expenses	12,140,077	16,185,011	35,417,855	47,017,860

Operating income (loss)	2,106,108	(1,374,092)	7,749,944	5,856,184
Other income (expense):
Factor commission and interest expense, net of interest income	(21,779)	(286,999)	(326,968)	(750,468)
License and royalty income, net of other expense	51,468	109,072	132,831	395,964

Total other income (expense)	29,689	(177,927)	(194,137)	(354,504)

Income (loss) before income taxes	2,135,797	(1,552,019)	7,555,807	5,501,680
Income taxes (benefits)	768,891	(589,000)	2,720,091	2,092,000

Net income (loss)	$1,366,906	$(963,019)	$4,835,716	$3,409,680

Basic earnings (loss) per share	$0.13	$(0.09)	$0.50	$0.33

Diluted earnings (loss) per share	$0.13	$(0.09)	$0.49	$0.32

Shares used in computation of:
Basic earnings (loss) per share	10,329,348	10,470,027	9,669,863	10,434,367

Diluted earnings (loss) per share	10,483,642	10,470,027	9,879,539	10,528,404

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	January 31, 2000	January 31, 2001
Operating activities
Net Income	$4,835,716	$3,409,680
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,779,652	3,518,254
Deferred income taxes	—	(889,728)
Deferred gain on sale and leaseback of capital assets	—	383,552
Amortization of deferred compensation	64,404	293,058
Changes in assets and liabilities:
Receivables, net	3,610,053	17,197,893
Inventories	(15,002,551)	(24,054,089)
Prepaid expenses and other current assets	(40,875)	(1,765,176)
Accounts payable and accrued liabilities	2,162,460	3,411,149
Income taxes payable	(1,631,594)	(3,423,068)

Net cash used in operating activities	(3,222,735)	(1,918,475)
Investing activities
Purchases of furniture and equipment	(7,946,792)	(8,677,857)
Proceeds from sale and leaseback of capital assets	—	6,745,675
Increase in trademarks, patents and marketing rights	(116,366)	(192,445)

Net cash used in investing activities	(8,063,158)	(2,124,627)
Financing activities
Net proceeds from (repayments of) short term borrowings	(8,149,975)	3,122,356
Principal payments under capital lease obligations	(244,326)	(639,966)
Proceeds from issuance of common stock	29,346,179	318,717

Net cash provided by financing activities	20,951,878	2,801,107
Effects of foreign exchange rate changes on cash	(10,177)	(40,156)

Net increase (decrease) in cash	9,655,808	(1,282,151)
Cash, beginning of period	4,760,259	7,366,612

Cash, end of period	$14,416,067	$6,084,461

Noncash financing and investing activities:
Equipment acquired with capital leases	$382,072	$6,745,675

Deferred compensation for the issuance of restricted stock	$252,016	$834,342

See accompanying notes.

CUTTER & BUCK INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the nine months ended January 31, 2001 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2000, included in the Company's filing on Form 10-K.

Note 2. Earnings (Loss) Per Share

    Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options except when the effect of their inclusion would be antidilutive.

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$1,366,906	$(963,019)	$4,835,716	$3,409,680

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	10,329,348	10,470,027	9,669,863	10,434,367
Effect of dilutive securities stock options (excluded for loss quarter)	154,294	—	209,676	94,037

Denominator for diluted earnings (loss) per share	10,483,642	10,470,027	9,879,539	10,528,404

Basic earnings (loss) per share	$0.13	$(0.09)	$0.50	$0.33
Diluted earnings (loss) per share	$0.13	$(0.09)	$0.49	$0.32

Note 3. Comprehensive Income (Loss)

    The components of the Company's total comprehensive income (loss) were:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2000	2001	2000	2001
Net income (loss)	$1,366,906	$(963,019)	$4,835,716	$3,409,680
Foreign currency translation adjustments	(11,667)	64,252	(32,919)	(73,535)

Comprehensive income (loss)	$1,355,239	$(898,767)	$4,802,797	$3,336,145

Note 4. Debt

    The Company had a $40 million line of credit with Washington Mutual Bank d/b/a Western Bank ("Western Bank") which expired on August 1, 2000. The Company renegotiated the line of credit and on July 28, 2000 entered into a new loan agreement for a $55 million line of credit. The line of credit may be increased to $65 million during fiscal 2002 providing the Company meets certain performance criteria in fiscal 2001. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 1.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2002 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at January 31, 2001. At January 31, 2001, letters of credit outstanding against this line of credit totaled approximately $28.8 million and working capital advances totaled $3 million, of which $2 million was at an interest rate of 7.3% and $1 million was at an interest rate of 9%.

    The Company's Dutch subsidiary had a loan agreement with Cooperatieve Rabobank "Huizen" B.A. ("Rabobank") for a $3.8 million line of credit, which was used for international letters of credit and working capital advances. Interest on borrowings was charged and payable quarterly at a variable rate. The line of credit expired on September 30, 2000. On November 3, 2000, the Company amended its $55 million line of credit agreement with Western Bank to allocate $5 million for use solely by the Dutch subsidiary. The allocated amount is to be used by the subsidiary for the same purposes and is subject to the same terms and performance criteria described above. At January 31, 2001, letters of credit outstanding against this line of credit totaled approximately $0.2 million and working capital advances totaled approximately $3.9 million at an interest rate of 6.1%.

    The Company also has a $5 million term credit facility with Western Bank. As of January 31, 2001, $4.3 million remained outstanding against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and remaining annual principal payments of $714,286 due on August 1 of years 2001 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

Note 5. Commitments

    On January 24, 2001, the Company entered into a sale and leaseback agreement for approximately $6.7 million of capital assets. The resulting commitment is accounted for as a capital lease, with terms between three and five years. The Company deferred a gain on the sale of approximately $0.4 million which is being amortized in proportion to the amortization of the leased assets.

Note 6. Shareholders' Equity

    The Company sold 20,338 shares of common stock under its employee stock purchase plan.

    On June 30, 2000, the Company granted an additional 84,075 shares under its Restricted Stock Plan and recorded deferred compensation relating to this grant of approximately $667,000 on June 30, 2000 and approximately $167,000 on September 30, 2000.

Note 7. Income Taxes

    Income taxes are provided at an effective rate of 38%, which exceeds the expected Federal statutory rate of 35%, primarily due to state income taxes.

Note 8. Litigation

    The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these matters will not have a material adverse effect on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements reflect our current expectations and are inherently uncertain. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: style changes and product acceptance, relations with and performance of suppliers and independent sales representatives, the ability of the Company to control costs and expenses, the ability of the Company to carry out successful design and planned product and brand messaging/extension activities and to penetrate its chosen distribution channels, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, the efficacy of the warehouse management system as it relates to the Company's operations, technological change, political and trade relations and general economic conditions in the U.S. and Europe. Additional information on these and other factors, which could affect the Company's financial results, are included in its Securities and Exchange Commission filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements.

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

    We have grown sales over the last five years through an increase in the number of accounts and an overall increase in the average annual net sales per account. The increase in the number of accounts is primarily due to the growth in the size of our direct sales force. We have increased the overall average annual net sales per account by offering more product styles and increasing the average annual net sales per style. We believe the increased purchasing levels by our customers also reflect strong cooperative working relationships in the area of fixturing and merchandising our coordinated product line, and growing consumer recognition of our brand. We recognize our revenue at the time the product is shipped to the account, and there is no right to return other than for defective products.

    As our sales volume has increased, we have continued to invest in management and systems to strengthen our sales and marketing efforts. We have also expanded our customer support, embroidery services and distribution center operations. These actions have resulted in an increase in operating expenses as a percentage of net sales. With the increase in our sales volume, our negotiating leverage to purchase product at lower unit costs has increased, while sales through our retail stores and sales of our higher margin women's line have also grown. As a result of these factors, we have experienced annual improvements in gross margin.

    Our flagship retail store is located in Seattle, Washington and we have ten additional stores in Denver, Mission Viejo, Orlando, Atlanta, Portland, Las Vegas, West Palm Beach, Palm Desert, Chicago and Wrentham. We expect to open one additional store in Scottsdale, Arizona during the remainder of fiscal 2001.

Results of Operations

  Three Months Ended January 31, 2001 Compared With Three Months Ended January 31, 2000

    Net Sales  During the third quarter of fiscal 2001 net sales increased $0.6 million or 1.8% to $32.4 million from $31.8 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Three Months Ended January 31
	2000	2001	Increase/ (Decrease)	Percent Change
In Thousands, except percent change
Golf	$12,399	$7,392	$(5,007)	(40.4)%
Corporate	11,078	12,756	1,678	15.1
Specialty retail	4,017	5,133	1,116	27.8
International	2,152	2,108	(44)	(2.0)
Other	2,140	4,980	2,840	132.7

	$31,786	$32,369	$583	1.8%

    Net sales to the golf distribution channel in the third quarter of fiscal 2001 decreased $5.0 million, or approximately 40.4%, to $7.4 million from $12.4 million in the third quarter of fiscal 2000. Golf sales represented approximately 22.8% of our net sales in the quarter. The decrease in golf sales during the third quarter of fiscal 2001 was primarily attributable to the timing of shipments from the end of our third quarter into our fourth quarter in an effort to be responsive to our customers' needs, and unusually cold weather in the Southern United States. This decrease was partially offset by an increase in the number of golf pro shops purchasing Cutter & Buck products. The increase in the number of our golf pro shop customers was primarily due to the growth in the size of our golf sales force, including an increase in the number of sales representatives that exclusively showcase our women's golf line.

    Net sales through the corporate distribution channel increased $1.7 million, or approximately 15.1%, to $12.8 million in the third quarter of fiscal 2001 from $11.1 million in the third quarter of fiscal 2000. Corporate sales represented approximately 39.4% of our net sales in the quarter. This increase was primarily attributable to the increased size and effectiveness of our corporate channel sales force, increases in product styles and inventory levels of our CLASSICS products, relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

    Specialty retail sales increased $1.1 million or approximately 27.8% to $5.1 million in the third quarter of fiscal 2001 from $4.0 million in the third quarter of fiscal 2000. Specialty retail sales represented approximately 15.9% of our net sales in the quarter. This increase was primarily attributable to the increase in the number of specialty stores purchasing Cutter & Buck products and an increase in the average annual net sales per specialty store account. International sales, which include our wholly-owned European subsidiary, distributors and licensees, decreased slightly over the same period last year. Sales to our other distribution channel, which includes company-owned retail, e-commerce and liquidation, increased from $2.1 million in the third quarter of fiscal 2000 to $5.0 million in the third quarter of fiscal 2001. As a percentage of net sales, sales to our other distribution channel increased from approximately 6.7% in the third quarter of fiscal 2000 to approximately 15.4% in the third quarter of fiscal 2001.

    Cost of Sales  In the third quarter of fiscal 2001, our cost of sales was 54.2% of net sales, compared to 55.2% in the third quarter of fiscal 2000. The decrease in cost of sales as a percentage of net sales is due to higher production volumes which has given us the ability to expand our international sourcing and has enhanced our negotiating leverage to purchase product at lower unit costs. Additionally, our sales mix has changed as a result of the growth in sales from company-owned retail stores and increased sales in our women's line, which both have higher margins.

    Design and Production Expense  Design and production expenses were up approximately $0.3 million in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, and increased as a percentage of sales from 2.7% to 3.4%. The increase was primarily attributable to increased personnel, quality control and travel costs, and costs associated with the strengthening of our embroidery development organization to support our growing embroidery business. Design expenses reflect the additional personnel, sample development and travel costs to support our expanding sportswear collection, including our women's line and footwear and accessories products.

    Selling and Shipping Expense  Selling and shipping expenses increased by $3.0 million, or 34.8%, to $11.6 million in the third quarter of fiscal 2001 from $8.6 million in the third quarter of fiscal 2000, and increased as a percentage of net sales to 35.9% from 27.1%. The increase in selling expenses was attributable to increased salaries and commissions, travel and training costs associated with the increase in our sales force, trade advertising and fixturing, showroom costs, and customer service staffing. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs, depreciation and packaging supplies. Warehouse staffing costs increased as a result of having a more highly skilled workforce and stronger distribution center management. Facilities costs and equipment depreciation expense increased due to the new distribution center and the warehouse management system. Packaging supplies costs increased with higher levels of inventory. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with eleven retail locations during the third quarter of fiscal 2001 compared to four in the third quarter of fiscal 2000.

    General and Administrative Expense  General and administrative expenses increased by approximately $0.8 million, or 29.5%, to $3.5 million in the third quarter of fiscal 2001 from $2.7 million in the third quarter of fiscal 2000, and increased as a percentage of net sales from 8.4% to 10.7%. The increase was attributable to increased management and staffing, including costs associated with our retail operations and e-commerce initiative, increased depreciation and rent expense associated with information technology initiatives and corporate facilities, increased insurance costs, legal and communications expense, and our corporate social responsibility initiative.

    Operating Income  As a result of the above items, operating income decreased by approximately $3.5 million, or 165.2%, to an operating loss of $1.4 million in the third quarter of fiscal 2001 from operating income of $2.1 million in the third quarter of fiscal 2000.

    Income Taxes  We recorded approximately $0.6 million of income tax benefit in the third quarter of fiscal 2001 compared to income tax expense of $0.8 million in the third quarter of fiscal 2000, as a result of the net operating loss realized during the quarter. Income taxes are recorded at an effective rate of 36% and 38% for the third quarters of fiscal 2000 and fiscal 2001, respectively. The increase in the effective tax rate is to provide for state income taxes.

Results of Operations

  Nine Months Ended January 31, 2001 Compared With Nine Months Ended January 31, 2000

    Net Sales  During the first nine months of fiscal 2001 net sales increased $19.6 million or 20.0% to $117.5 million from $97.9 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Nine Months Ended January 31
	2000	2001	Increase/ (Decrease)	Percent Change
In Thousands, except percent change
Golf	$39,324	$35,437	$(3,887)	(9.9)%
Corporate	34,282	46,066	11,784	34.4
Specialty retail	11,361	17,271	5,910	52.0
International	6,428	7,122	694	10.8
Other	6,470	11,576	5,106	78.9

	$97,865	$117,472	$19,607	20.0%

    Net sales to the golf distribution channel decreased $3.9 million, or approximately 9.9%, to $35.4 million in the first nine months of fiscal 2001 from $39.3 million in the first nine months of fiscal 2000. Golf sales represented approximately 30.2% of our net sales for the period. The decrease in golf sales during the first nine months of fiscal 2001 was primarily attributable to the timing of shipments from the end of our third quarter into our fourth quarter in an effort to be responsive to our customers' needs, and unusually cold weather in the Southern United States. This decrease was partially offset by an increase in the number of golf pro shops purchasing Cutter & Buck products and increasing brand awareness. The increase in the number of our golf pro shop customers was primarily due to the growth in the size of our golf sales force, including an increase in the number of sales representatives that exclusively showcase our women's golf line.

    Net sales through the corporate distribution channel increased $11.8 million, or approximately 34.4%, to $46.1 million in the first nine months of fiscal 2001 from $34.3 million in the first nine months of fiscal 2000. Corporate sales represented approximately 39.2% of our net sales for the period. This increase was primarily attributable to the increased size and effectiveness of our corporate channel sales force, increases in product styles and inventory levels of our CLASSICS products, relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

    Specialty retail sales increased $5.9 million or approximately 52.0% to $17.3 million in the first nine months of fiscal 2001 from $11.4 million in the first nine months of fiscal 2000. Specialty retail sales represented approximately 14.7% of our net sales in the period. This increase was primarily attributable to the increase in the number of specialty stores purchasing Cutter & Buck products and an increase in the average annual net sales per specialty store account. International sales, which include our wholly-owned European subsidiary, distributors and licensees, increased approximately $0.7 million over the same period last year. Sales to our other distribution channel, which includes company-owned retail, e-commerce and liquidation, increased from $6.5 million in the first nine months of fiscal 2000 to $11.6 million in the first nine months of fiscal 2001. As a percentage of net sales, sales to our other distribution channel increased from approximately 6.6% for the first nine months of fiscal 2000 to approximately 9.9% for the first nine months of fiscal 2001.

    Cost of Sales  In the first nine months of fiscal 2001, our cost of sales was 55.0% of net sales, compared to 55.9% in the first nine months of fiscal 2000. The decrease in cost of sales as a percentage of net sales is due to higher production volumes which has given us the ability to expand our international sourcing and has enhanced our negotiating leverage to purchase product at lower unit costs. Additionally, our sales mix has changed as a result of the growth in sales from company-owned retail stores and increased sales in our women's line, which both have higher margins.

    Design and Production Expense  Design and production expenses were up approximately $0.5 million in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. These expenses remained constant as a percentage of net sales at 2.6% in the first nine months of fiscal 2000 and fiscal 2001. Production expenses reflect personnel, quality control and travel costs, and costs associated with the strengthening of our embroidery development organization to support our growing embroidery business. Design expenses reflect personnel, sample development and travel costs to support our expanding sportswear collection, including our women's line and footwear and accessories products.

    Selling and Shipping Expense  Selling and shipping expenses increased by approximately $9.2 million, or 37.4%, to $33.9 million in the first nine months of fiscal 2001 from $24.7 million in the same period in the prior year, and increased as a percentage of net sales to 28.9% from 25.2%. The increase in selling expenses was attributable to increased salaries and commissions, travel and training costs associated with the increase in our sales force, trade advertising and fixturing, showroom costs, and customer service staffing. The increase in shipping expenses was due to increased warehouse staffing expense, facilities costs, depreciation and packaging supplies. Warehouse staffing costs increased as a result of having a more highly skilled workforce and stronger distribution center management. Facilities costs and equipment depreciation expense increased due to the new distribution center and the warehouse management system. Packaging supplies costs increased with increased sales volume and higher levels of inventory. The store level operating expenses associated with the company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with eleven retail locations during the first nine months of fiscal 2001 compared to four in the first nine months of fiscal 2000.

    General and Administrative Expense  General and administrative expenses increased by $1.9 million, or 23.1%, to $10.1 million in the first nine months of fiscal 2001 from $8.2 million in the first nine months of fiscal 2000. The increase during the third quarter of fiscal 2001 was attributable to increased management and staffing, including costs associated with our retail operations and e-commerce initiative, increased depreciation and rent expense associated with information technology initiatives and corporate facilities, increased insurance costs, legal and communications expense, and our corporate social responsibility initiative.

    Operating Income  As a result of the above items, operating income decreased by $1.9 million, or 24.4%, to $5.9 million in the first nine months of fiscal 2001 from $7.7 million in the first nine months of fiscal 2000. Operating income as a percentage of net sales decreased to 5.0% for the nine months ended January 31, 2001 from 7.9% for the nine months ended January 31, 2000.

    Income Taxes  We recorded approximately $2.1 million of income tax expense in the first nine months of fiscal 2001 compared to $2.7 million in the first nine months of fiscal 2000 reflecting the decrease in the Company's net income. Income taxes are recorded at an effective rate of 36% and 38% for the first nine months of fiscal 2000 and fiscal 2001, respectively. The increase in the effective tax rate is to provide for state income taxes.

Liquidity and Capital Resources

    Our primary need for funds is to finance increased working capital to support sales growth and to fund capital expenditures.

    Net cash used in operating activities for the nine months ended January 31, 2001 was approximately $1.9 million compared to net cash used in operating activities of approximately

$3.2 million for the nine months ended January 31, 2000. Net cash used in operating activities for the nine months ended January 31, 2001 was due to increases in inventory of $24.1 million, increases in prepaid expenses and other current assets and income tax payments. This was partially offset by cash generated from profitable operations, a reduction in accounts receivable of $17.2 million, an increase in accounts payable and accrued liabilities, depreciation, amortization and a deferred gain from the sale and leaseback of capital assets. Approximately $8.1 million of the increase in inventory relates to FASHION merchandise and $11.5 million relates to CLASSICS merchandise. The balance of the increase relates primarily to embroidery work in process, our footwear product category and retail store locations. Inventory in Europe increased by approximately $0.5 million. The overall increase in inventory was greater than planned due to the unexpected sales shortfall during the third quarter of fiscal 2001. For the nine months ended January 31, 2000, net cash used in operating activities resulted from an increase in inventory of $15 million and income tax payments of $1.6 million, which were partially offset by cash generated from profitable operations, a reduction in accounts receivable of $3.6 million, and increases in accounts payable and accrued liabilities and depreciation and amortization.

    Net cash used in investing activities was approximately $2.1 million for the nine months ended January 31, 2001 and was primarily due to purchases of capital equipment of approximately $8.7 million. These purchases were partially offset by proceeds of approximately $6.7 million from the sale of certain capital assets in a sale and leaseback transaction. Capital expenditures, including equipment acquired under capital lease, during this period included $0.9 million for in-store fixtures and concept shops, $3.3 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.7 million for the distribution center and warehouse management system and $2.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment. For the nine months ended January 31, 2000, net cash used in investing activities was approximately $8.1 million. Capital expenditures during the first nine months of fiscal 2000 included $2.3 million for in-store fixtures, concept shops and a new trade show booth, $2.1 million for equipment and leasehold improvements associated with company-owned retail specialty stores, $1.7 million for the distribution center and $1.8 million for computer hardware and software, leasehold improvements and other furniture and equipment.

    Net cash provided by financing activities for the nine months ended January 31, 2001 was approximately $2.8 million and was primarily due to net borrowings under the Company's line of credit of approximately $3.1 million and approximately $0.3 million from the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by capital lease payments of approximately $0.6 million. During the nine months ended January 31, 2000, the Company generated approximately $29.3 million through the sale of common stock, the exercise of stock options and the purchase of common stock under the employee stock purchase plan. This was partially offset by the repayment of approximately $8.3 million of short-term borrowings and capital lease payments.

    We have a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $55 million line of credit. This line of credit is more fully described in footnote four ("Debt") to the Company's financial statements.

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

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    We provided guidance with regard to the balance of fiscal 2001 and fiscal 2002 in our press release dated March 9, 2001 which was filed on Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit Number	Description
10.18	Lease dated November 13, 2000 between University Street Properties VI, LLC and Cutter & Buck Inc.
  b)
  Reports on Form 8-K

    The Company filed a Form 8-K on March 19, 2001 announcing earnings for the third quarter of fiscal year 2001 and guidance for the fourth quarter of fiscal year 2001 and the fiscal year 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTTER & BUCK INC.
(Registrant)
Dated: March 19, 2001	By:	/s/ STEPHEN S. LOWBER Stephen S. Lowber Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Index
CUTTER & BUCK INC. Condensed Consolidated Balance Sheets
CUTTER & BUCK INC. Condensed Consolidated Statements of Operations (Unaudited)
CUTTER & BUCK INC. Condensed Consolidated Statements of Cash Flows (Unaudited)
CUTTER & BUCK INC. Notes to Condensed Consolidated Financial Statements
SIGNATURES