Form 10-K
period 2001-04-30
CUTTER & BUCK INC
filed 2001-07-30
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 2001 or
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 0-26608

CUTTER & BUCK INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1474587 (I.R.S. Employer Identification No.)

2701 First Avenue, Suite 500
Seattle, Washington 98121
(Address of principal executive offices, including zip code)

(206) 622-4191
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value as of July 26, 2001 of the voting stock held by non-affiliates of the Registrant was approximately $61,291,738 based upon the closing price as reported by NASDAQ. As of such date, there were 10,567,541 shares outstanding of the Registrant's Common Stock, no par value per share.

    Documents incorporated by reference:

(1)
Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Parts II and IV hereof; and

(2)
Portions of the Registrant's definitive 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year end are incorporated by reference into Part III hereof.

PART I

Item 1. Business

Overview

    We design and market distinctive upscale mens and womens sportswear and outerwear under the Cutter & Buck brand. We sell our products primarily through golf pro shops and resorts, corporate accounts, specialty retail, and Company-owned retail stores. Our goal is to become one of the most recognized and respected brands of sportswear and outerwear in the world. Our products feature distinctive designs and rich detailing using predominantly natural fiber textiles. We merchandise our products as lifestyle collections targeted to men and women who seek classic American styles updated with the latest textile and fashion innovations. We have established a strong brand following with upscale golfers, and are using that awareness and loyalty to broaden into a well-known fashion brand. We have grown net sales from $13.4 million in fiscal 1995 to $171.1 million in fiscal 2001 and net income from $239,000 in fiscal 1995 to $3.7 million in fiscal 2001.

Company Strengths

    We believe that the following strengths have contributed to our success and may provide us with a competitive advantage:

  •
  Distinctive Quality Products. Our garments feature original Cutter & Buck designs manufactured with the highest standards in our industry. We use fine-gauge combed cotton, virgin wools and performance microfibers, with unique trims, distinctive colors and special fabric finishes. Each season, we source new fabrications from our worldwide suppliers and introduce new collections unique to our industry.

  •
  Upscale Brand Identity. Cutter & Buck is a nationally recognized premium lifestyle brand, built on quality products and strong imagery. In our sporting collections, our marketing themes revolve around golf, tennis, fishing, water sports and other leisure pursuits appealing to many of our target customers. We reinforce our upscale brand image at the store level with specialized fixturing that presents our lines as distinctive collections. Our fashion collections target our upscale consumers in casual business settings or relaxed weekend environments. We believe that our consumers are seeking a refined level of sophistication with all their casual purchases, and our designs, manufacturing standards and marketing for both sport and fashion collections are structured accordingly.

  •
  Multi-channel Distribution Strategy. To protect the integrity of the Cutter & Buck brand and to support long term sales growth and brand awareness, we predominantly distribute our products through golf pro shops and resorts, corporate accounts, specialty retail, and our twelve Company-owned retail stores. We believe that these channels complement one another, since they target a similar consumer base and use similar merchandising and pricing practices that feature Cutter & Buck as a leading premium apparel brand.

  •
  Dedicated Sales Force. As our account base and sales have grown, so has the size and exclusivity of our sales force. As of April 30, 2001, we employed 142 salespeople who present seasonal collections to buyers, design in-store fixturing and merchandising with store owners and service accounts year round. We believe that our business is relationship-driven and having our own sales force enables us to build a long term growing business with our accounts.

  •
  Strong Operational Skills. One of our competitive strengths is our ability to manage a highly complex business. We create new collections twice a year, source hundreds of individual products annually from a total of forty factories in twelve different countries and sell to approximately 7,750 accounts worldwide. Our management team consists of talented apparel industry veterans in design, merchandising, manufacturing, marketing, sales and distribution. Our infrastructure has been carefully developed to meet the needs of customers in every market we serve.

Products

    We custom design our products in-house and they feature high-quality materials, such as fine-gauge combed cotton, virgin wools and performance microfibers. In addition, they are finished with unique trims, special fabric finishes and washes and extra needlework. They are manufactured in factories selected for their ability to ensure the highest quality in their production process.

    Our designs incorporate distinctive colors and are merchandised as color- and design-coordinated collections rather than isolated categories. We offer two collections a year, spring and fall, composed of a Fashion line and a complementary Classics line. Classics are predominantly solid-color garments with multi-season appeal. We rely on the styling, detailing, color and quality of our fabrics to distinguish our Classics products from competitive products. We generally price our Classics at levels lower than our Fashion line, which permits our customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for Classics products allow us to achieve production efficiencies and lower costs. Classics products are sold throughout the year through all of our distribution channels and represent a majority of sales through the corporate channel.

    Our Fashion products incorporate the latest innovations in color, fabric and styling and tend to remain in the line for only one season. We develop proprietary fabrications, artwork for our complex prints and distinctive trim components in cooperation with experienced suppliers worldwide. Fashion products currently represent a majority of sales in both the golf and specialty channels.

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

Product Design, Development and Sourcing

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

    The design staff is responsible for creating innovative products for our two seasonal collections. During the design process, our manufacturing sources develop new seasonal textiles as directed by the merchandising and design teams. This enables us to source a wide variety of textile and printed artwork designs, many of which we acquire for our exclusive use. Our partnerships with our key suppliers have enhanced our ability to develop distinctive and innovative apparel. Currently, we source our production through factories in Asia, North and South America and in Turkey. We do not have formal long-term contracts with any of our suppliers or agents.

    Our in-house embroidery operation substantially reduces our reliance on independent embroiderers. This operation reduces costs, shortens delivery time and enhances quality control of our embroidered products. We currently contract with up to eleven independent domestic embroiderers during peak embroidery production and shipping periods. Our in-house embroidery manufacturing operation handled approximately 87% of the embroidered logo requirements of our golf pro shop and corporate customers in fiscal 2001.

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

    Our operations are also affected by economic, political, governmental and labor conditions in the countries where our products are manufactured. Changes in economic policies or political conditions in those countries could result in disruption of trade, new or additional currency or exchange controls or the imposition of other restrictions and could increase the prices we pay for our products. Foreign and domestic suppliers of our garments are subject to increasing scrutiny and public sensitivity to ensure their compliance with applicable laws, including laws affecting working conditions and pay. Recent lawsuits have targeted both suppliers and companies that purchase goods from foreign and domestic suppliers for manufacturers' failure to comply with those laws. The Company has adopted SA8000, an international, independently-monitored code of conduct in order to ensure proper compliance with laws, regulations and the principles of human dignity.

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

Distribution and Sales

    Our products are distributed in the United States primarily through four channels: golf pro shops and resorts, corporate accounts, specialty retail stores, and Company-owned retail stores. Each of these channels sells Classics and Fashion products from our seasonal collections. We believe that these channels are complementary, since they have compatible merchandising and pricing practices and broaden the awareness and reach of the Cutter & Buck brand among our target consumers, many of whom tend to shop in more than one channel. For example, many of our corporate sales leads come through corporate executives who have purchased our products at golf pro shops and resorts.

    Domestic.  We sell to all of our primary distribution channels mainly through an exclusive sales force. At the end of fiscal 2001, our exclusive golf sales force was composed of 64 field sales representatives. We also employed 51 field sales representatives who sell to major corporations, either directly or through promotional products companies, and 27 additional sales representatives who sell to specialty retail stores and the big and tall market. Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. Sales representatives present our collections each season at national and regional trade shows and at customers' stores through pictorial workbooks, looseleaf promotional materials and full sample lines. In addition to their other responsibilities, these sales representatives implement our merchandise fixturing program with suitable golf pro shops, resorts and specialty retail stores.

    International.  We have subsidiaries in the Netherlands and Germany for the purpose of marketing and selling our products in Europe. In addition, we have six renewable contracts with international distributors to sell our products in Australia, New Zealand, the Philippines, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait and Oman, South Africa, Singapore, Malaysia, Japan and Korea. These distributor agreements range in terms from three to five years and allow distributors to purchase our products at reduced cost for resale to their respective retail customers. The products offered for distribution in these territories are identical to the products offered in the United States and these distributors often use our marketing technique of offering the products in collections.

    We also have licensees that have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Hong Kong, China and Canada. Cutter & Buck license agreements generally have three-year terms and provide for royalties as a percentage of net sales. Most agreements contain annual royalty minimums, and all agreements give us final control over product design and quality. These licensing arrangements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

Distribution Center

    In December 1999, we completed the relocation of our warehouse and embroidery operations to our new distribution center. This investment in a new state of the art distribution center provides us with a solid foundation to significantly improve operational effectiveness and efficiency, support planned sales growth and provide greater flexibility as well as superior customer service. As of July 1, 2001 we have successfully completed all phases of our Warehouse Management System implementation. This system has improved our inventory management capabilities, our order fulfillment cycle and our year-end physical inventory.

Retail Operations

    We opened our first Company-owned retail store in October 1998 in Seattle, Washington. Since then we have opened eleven additional stores. These stores showcase the men's and women's fashion collections as well as tournament-licensed Cutter & Buck merchandise from the U.S. Open, PGA Championship and Ryder Cup. We believe the store's environment evokes the casual sporting atmosphere of an upscale golf clubhouse, complete with historic photos and antique sporting equipment. Collections of business casual dress for men, upscale weekend wear as well as golf wear for men and women are displayed on tables and in wall units. We believe that the stores offer a compelling assortment of our products to the upscale casual wear consumer in a relaxed, friendly environment.

    Our stores provide opportunities for introducing the Cutter & Buck brand to a wider audience not previously familiar with our full range of products due to the relatively small size of most golf pro shops and specialty retail stores. We believe that there are opportunities for Cutter & Buck stores in every major metropolitan market across the United States and we expect to open one or two additional stores in some of these markets during fiscal 2002. We are currently examining locations for these additional stores and are seeking locations within premier malls, shopping centers and street level locations that are in close proximity to other upscale retailers who serve our target customers. Our existing stores range in size from approximately 3,500 square feet to 4,500 square feet and we expect our new locations to continue to be within this range.

    There are many risks associated with our entry into retailing, including our ability to find suitable locations for our stores on reasonable rental terms, our ability to manage our relationships with specialty retailers who currently sell our products, competition from other retailers, potential premises liability and the risks associated with our entry into long-term leases. We have limited experience in managing retail operations and have augmented our management team to support this effort. We need to increase our number of employees with each additional store opening, which results in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to successfully implement our retail strategy could harm our business, financial condition and operating results.

Marketing and Merchandising

    We portray our brand image of an American casual lifestyle by creating seasonal merchandise collections that are theme- and color-related for both our sport and fashion offerings. In our sport collections, themes we commonly use in marketing are golf, tennis, fishing, water sports and other sporting activities which reinforce our image. We believe that, by featuring these sports and leisure activities, our products will appeal not only to participants, but also to those who identify with this type of lifestyle. Our name or logo is generally featured prominently on our products and displays to reinforce the Cutter & Buck brand in the mind of the consumer. The marketing of our fashion collections portrays our target consumers in appealing casual settings involving family and enjoyable leisure activities.

    We currently advertise in targeted consumer publications and produce photographic renditions of our new product lines for national distribution to existing wholesale customers. We also produce a catalog of our Classics products to be viewed by wholesale customers for in-stock reordering purposes. In addition, we have an Internet home page on the World Wide Web at http://www.cutterbuck.com, where we sell our products and also provide information and pictures of our products and respond to inquiries from wholesale customers and retail consumers.

    Our merchandise is sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of our product offerings. Our distinctive in-store fixturing program showcases these collections and enhances our brand image at the point of sale. The fixtures are designed to display assorted elements of our collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. We also offer customers display mannequins, logos and signage in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image. In fiscal 1998, we initiated our first concept shop partnership, an extension of our fixturing program, which we offer to our higher-end, potentially best-performing golf pro shops and resort customers on a very selective basis. In a concept shop partnership, we team with customers that meet a higher minimum order requirement who provide the square footage and certain construction costs while we provide shop design, custom made display cabinets and high quality fixtures to create a shop within a shop environment dedicated exclusively to Cutter & Buck merchandise.

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

Information Systems

    We employ a fully integrated, real-time management information system that is specifically designed for the wholesale apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by our production personnel, sales are tracked by our merchandisers in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer aided design software to meet their design, collaboration, and specification package communication requirements. We also have a remote-order entry system for our sales force, with which they can daily monitor and reserve inventory of every style, as well as establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have access to real-time inventory availability allowing us to deliver on "same-day" fulfillment promises.

    This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. The system runs on IBM's RS6000 hardware and the AIX operating system, which allows for the fast processing of critical information, and has the capability of serving a much greater number of users as we grow. We installed a multi-currency version of the same real-time management systems at our wholly-owned subsidiary located in the Netherlands. During fiscal 2001, we continued to expand relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

    During fiscal 2001, we completed the implementation of a warehouse management system specifically designed for the apparel industry. This system provides a wide variety of modular applications that can be added as the needs of our distribution center operations evolve. As of April 30, 2001, the following system components were installed: a radio frequency network and hand-held devises to support bar coding and tracking the real-time movement of inventory from receiving, order picking, embroidery production, order packing and order shipment; a cycle counting inventory management module; an automated customer return authorization and receiving control system; and, automated tools to support our distribution center employee productivity and accuracy. This system was designed for and runs on an IBM AS/400 platform.

    During fiscal 2000, we installed an integrated retail management and point of sale system. The purpose of this investment was to provide daily information to control our planned investment in the testing of additional Cutter & Buck owned retail stores and to meet retail management's needs for a system that addresses sales tracking and management, profitability, inventory management, merchandising and financial controls and reporting. This system also serves as the foundation for our

E-Commerce business, which was established in fiscal 2001 to promote our brand and sell our products directly to end consumers over the Internet. Using the same retail system, with additional modules for on-line sales and fulfillment, allows our web sales operation to mirror that of our brick-and-mortar stores and gain efficiencies through shared and integrated processes. Also expanded in fiscal 2001 were Electronic Data Interchange (EDI) capabilities to meet the needs of our department store customers.

    During fiscal 2001, we also made significant investments in our electronic infrastructure and web based solutions, including a corporate intranet, wholesale business extranets, a wide area network, a new email and improved phone system capabilities. Fiscal 2002 initiatives are focused on improving internal customer support through business process analysis and strong management of concurrent application development projects, enhancing decision support with additional data warehouse development, providing direction and strategy for new enterprise-level systems, enabling external customer care through extranet enhancements and supply-chain collaboration, and continuing necessary infrastructure upgrades and system integration extensions.

Order Booking Cycle and Backlog

    We receive our orders for a season over a 10-month period beginning when samples are first shown to customers and continuing into the season. We begin to take orders for our fall collections in January, generally for delivery between May and October and for our spring collection in July, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders from the golf, corporate and specialty retail distribution channels, was approximately $25.9 million as of April 30, 2001. We expect to fill between 90% and 95% of those orders. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues and other customer-related issues, we typically do not ship all of our backlog. Backlog is generally shipped within nine months.

Competition

    The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and corporate accounts, are highly fragmented, with no single brand representing more than 10% of the market. We encounter substantial competition in all of our distribution channels from other apparel companies and distributors of promotional products and apparel. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which enhance our brand. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. In addition, our competitors may be able to enter the emerging e-commerce marketplace more quickly or more efficiently than us. We cannot assure you that we will be able to maintain our growth rate or to increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

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

Employees

    As of April 30, 2001, we had 735 full time and 60 part time employees in the United States, of whom 155 were engaged in sales, 15 in production, 30 in merchandising and design, 48 in customer service, 14 in credit, 5 in marketing, 211 in embroidery development and operations, 129 in consumer direct, 137 in distribution, 17 in information technology, 4 in international and 30 in administration and finance. None of our employees is a member of a union. We consider our relations with our employees to be excellent.

    As of April 30, 2001, we had an additional 21 full time employees and 6 part time employees in our wholly-owned subsidiaries. Of these employees, 4 were in sales, 2 in production, 7 in customer service, 2 in credit, 5 in embroidery development, 1 in information technology and 6 in finance and administration.

Item 2. Properties

    We lease our principal executive offices, which are located in Seattle, Washington, under leases that cover 31,858 square feet and expire in October and November 2002. We lease an additional 17,565 square feet of office space in Renton, Washington under a lease that expires in November 2002. We lease 170,500 square feet of space for a distribution center and embroidery production facility in Renton, Washington under a lease that expires in November 2006. We lease office space for our wholly-owned European subsidiary and use contract warehouse facilities for our European distribution. We lease approximately 923 square feet of space for a showroom in Dallas, Texas, approximately 1,824 square feet of space for a showroom in Atlanta, Georgia, and approximately 4,313 square feet of space for a showroom in New York, New York. We also lease a small apartment in New York, New York.

    We currently lease all twelve of our retail store locations. These stores range in size from approximately 3,500 square feet to 4,500 square feet. Terms generally range from 5 to 7 years. Most of these leases contain renewal options and certain leases contain provisions for payment of additional rent based on a percentage of sales. Some leases also include early termination options which can be exercised under specific conditions.

Item 3. Legal Proceedings

    As previously described, the Company is a party to a lawsuit related to labor issues in Saipan, Does vs. The Gap, Inc. That lawsuit has been settled, subject to court approval. The hearing for preliminary approval of the settlement is currently scheduled for February 28, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

    Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    The information required by this Item is incorporated by reference to the information contained in the "Common Stock" section of the Company's 2001 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 6. Selected Financial Data

    The information required by this Item is incorporated herein by reference to the information contained in the "Selected Financial Data" section of the Company's 2001 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

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

Foreign Currency Risk

    The Company operates subsidiaries in the Netherlands and Germany. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. The Company employs foreign exchange hedging strategies for certain currencies to help mitigate the effect of currency fluctuations. The Company does not enter into derivatives for trading purposes. To date, the foreign currency exchange rates have not significantly impacted the Company's profitability.

Item 8. Financial Statements and Supplementary Data

    The information required by this Item is incorporated herein by reference to the information contained in the "Financial Statements" section of the Company's 2001 Annual Report to Shareholders included as Exhibit 13.1 to this Annual Report on Form 10-K.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    Portions of the Company's Annual Report to Shareholders for the year ended April 30, 2001 are being filed as Exhibit 13.1 to this Annual Report on Form 10-K and the 2001 definitive proxy materials are not being filed as part of this report.

A. Financial Statements, Financial Statement Schedules:

  1.
  Consolidated Financial Statements (the financial statements listed below are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders):

    Report of Ernst & Young LLP, Independent Auditors Report
    Consolidated Balance Sheets as of April 30, 2001 and 2000
    Consolidated Statements of Income for the years ended April 30, 2001, 2000 and 1999
    Consolidated Statements of Shareholders' Equity for the years ended April 30, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule — see page 12 of this Report.

    The independent auditor's report with respect to the financial statement schedule appears in Exhibit 23.1 of this Report. All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

  3.
  Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.
3.1	Restated Articles of Incorporation (3.1) (1)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended April 30, 1999)
4.1	Specimen Common Stock Certificate (4.1) (1)
10.1	Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a Cutter & Buck (10.3) (1)
10.2	Lease dated August 11, 1998 between Pine Street Development LLC and Cutter & Buck Inc. (10.17) (2)
10.3	Lease dated April 15, 1998 between Whitmac Company and Cutter & Buck Inc. (10.18) (2)
10.4	Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (10.19) (3)
10.5	First Amendment dated October 6, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2000)
10.6	Lease dated November 13, 2000 between University Street Properties VI, LLC and Cutter & Buck Inc. (10.18) (6)
10.7	1991 Stock Option Plan (10.9) (1)

10.8	1995 Nonemployee Director Stock Incentive Plan (10.10) (1)
10.9	1995 Employee Stock Option Plan (10.11) (1)
10.10	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-80783))
10.11	1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43145))
10.12	1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-88627))
10.13	2000 Transition Stock Incentive Plan for Officers (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.14	2000 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.15	Stock Bonus Plan (10.16) (2)
10.16	Loan Agreement dated July 28, 2000 between Cutter & Buck Inc. and Washington Mutual Bank d/b/a/ Western Bank, and supporting documents (10.16) (4)
10.17	Amended and Restated Loan Agreement dated November 3, 2000 between Cutter & Buck Inc. and Washington Mutual Bank d/b/a Western Bank, and supporting documents (10.17) (5)
10.18	Change in Control Agreement dated March 15, 1999 between Cutter & Buck Inc. and Harvey N. Jones (10.20) (3)
10.19	Change in Control Agreement dated March 15, 1999 between Cutter & Buck Inc. and Martin J. Marks (10.21) (3)
13.1	Annual Report to Shareholders (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

(1)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Registration Statement on Form SB-2 (File No. 33-94540-LA).

(2)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended October 31, 1998.

(3)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended April 30, 1999.

(4)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended July 31, 2000.

(5)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended October 31, 2000.

(6)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended January 31, 2001.

B. Reports on Form 8-K

    The Company filed a Form 8-K on March 3, 2001 to announce earnings for the third quarter of fiscal year 2001 and guidance for the fourth quarter of fiscal year 2001 and the fiscal year 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
July 30, 2001	By:	/s/ HARVEY N. JONES Harvey N. Jones Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HARVEY N. JONES Harvey N. Jones	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2001
/s/ MARTIN J. MARKS Martin J. Marks	President, Chief Operating Officer, Treasurer, Secretary and Director	July 30, 2001
/s/ STEPHEN S. LOWBER Stephen S. Lowber	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2001
/s/ MICHAEL S. BROWNFIELD Michael S. Brownfield	Director	July 30, 2001
/s/ FRANCES M. CONLEY Frances M. Conley	Director	July 30, 2001
/s/ LARRY C. MOUNGER Larry C. Mounger	Director	July 30, 2001
/s/ JAMES C. TOWNE James C. Towne	Director	July 30, 2001

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

CUTTER & BUCK INC.

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE, COSTS OR EXPENSES	CHARGED TO OTHER ACCOUNTS —DESCRIBE	DEDUCTIONS —DESCRIBE		BALANCE AT END OF PERIOD
Year Ended April 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,062,012	$732,445	—	$416,756(A	)	$1,377,701
Reserve for sales returns and allowances	$1,289,012	$8,323,397	—	$7,669,694(B	)	$1,942,715
Reserve for inventory obsolescence	$1,218,240	$2,918,676	—	$2,296,618(C	)	$1,840,298
Year Ended April 30, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$817,474	$963,226	—	$718,688(A	)	$1,062,012
Reserve for sales returns and allowances	$908,717	$5,559,328	—	$5,179,033(B	)	$1,289,012
Reserve for inventory obsolescence	$1,077,753	$1,087,032	—	$946,545(C	)	$1,218,240
Year Ended April 30, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$654,731	$447,460	—	$284,717(A	)	$817,474
Reserve for sales returns and allowances	$533,082	$3,782,784	—	$3,407,149(B	)	$908,717
Reserve for inventory obsolescence	$499,453	$873,736	—	$295,436(C	)	$1,077,753

  (A)
  Deductions consist of write-offs of uncollectible accounts, net of recoveries.

  (B)
  Deductions consist of losses on sales returns and other credits allowed.

  (C)
  Deductions consist of inventory sold at a loss.

QuickLinks

PART I
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
PART III
PART IV
SIGNATURES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS CUTTER & BUCK INC.