Form 10-Q
period 2001-07-31
CUTTER & BUCK INC
filed 2001-09-14
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock of the registrant outstanding as of September 12, 2001 was 10,567,589.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended July 31, 2001

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	July 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,363,316	$8,072,456
Accounts receivable, net of allowances for doubtful accounts and returns of $4,283,023 at July 31, 2001 and $3,320,416 at April 30, 2001	30,077,238	48,517,944
Inventories	60,065,893	53,553,275
Deferred income taxes	3,350,726	3,350,725
Prepaid expenses and other current assets	5,664,166	4,646,569

Total current assets	103,521,339	118,140,969
Furniture and equipment, net	22,187,248	23,192,033
Deferred income taxes	763,321	763,321
Other assets	842,871	857,100

Total assets	$127,314,779	$142,953,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8,375,529	$18,732,209
Accounts payable	10,075,189	12,885,720
Accrued liabilities	2,955,750	4,119,834
Current portion of capital lease obligations and long-term debt	2,733,180	2,736,537
Other current liabilities	276,333	276,333

Total current liabilities	24,415,981	38,750,633
Capital lease obligations, less current portion	6,440,159	6,774,898
Long-term debt, less current portion	3,571,428	3,571,428
Other liabilities	560,147	591,721
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,567,589 issued and outstanding at July 31, 2001 and 10,539,512 at April 30, 2001	64,318,462	64,187,129
Deferred compensation	(627,175)	(968,764)
Retained earnings	29,154,531	30,506,410
Accumulated other comprehensive loss	(518,754)	(460,032)

Total shareholders' equity	92,327,064	93,264,743

Total liabilities and shareholders' equity	$127,314,779	$142,953,423

See accompanying notes.

CUTTER & BUCK INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 31, 2001	July 31, 2000
Net sales	$37,730,756	$39,029,110
Cost of sales	21,229,503	21,511,715

Gross profit	16,501,253	17,517,395
Operating expenses:
Design and production	1,268,392	954,692
Selling and shipping	12,454,522	11,001,084
General and administrative	4,590,463	3,318,269

Total operating expenses	18,313,377	15,274,045

Operating income (loss)	(1,812,124)	2,243,350
Other income (expense):
Factor commission and interest expense, net of interest income	(527,881)	(233,873)
License and royalty income, net of other expense	85,158	122,261

Total other expense	(442,723)	(111,612)

Income (loss) before income taxes	(2,254,847)	2,131,738
Income taxes (benefits)	(902,968)	810,000

Net income (loss)	$(1,351,879)	$1,321,738

Basic earnings (loss) per share	$(0.13)	$0.13

Diluted earnings (loss) per share	$(0.13)	$0.13

Shares used in computation of:
Basic earnings (loss) per share	10,548,785	10,379,462

Diluted earnings (loss) per share	10,548,785	10,452,683

See accompanying notes.

CUTTER & BUCK INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31, 2001	July 31, 2000
Operating activities
Net Income (loss)	$(1,351,879)	$1,321,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,629,044	1,236,534
Amortization of deferred compensation	341,589	21,468
Deferred gain on sale and leaseback of capital assets	(31,574)	—
Noncash compensation expense	15,260	—
Changes in assets and liabilities:
Receivables, net	18,418,227	8,757,349
Inventories	(6,559,798)	(7,071,154)
Prepaid expenses and other current assets	150,759	(144,397)
Accounts payable and accrued liabilities	(3,985,569)	(2,522,410)
Income taxes payable	(1,183,168)	(1,993,110)

Net cash provided by (used in) operating activities	7,442,891	(393,982)
Investing activities
Purchases of furniture and equipment	(640,354)	(2,966,158)
Increase (decrease) in trademarks, patents and marketing rights	13,615	(9,622)

Net cash used in investing activities	(626,739)	(2,975,780)
Financing activities
Net proceeds from (repayments of) short term borrowings	(10,299,396)	131,535
Principal payments under capital lease obligations	(338,096)	(158,603)
Issuance of common stock	116,073	66,269

Net cash provided by (used in) financing activities	(10,521,419)	39,201
Effects of foreign exchange rate changes on cash	(3,873)	(330)

Net decrease in cash	(3,709,140)	(3,330,891)
Cash and cash equivalents, beginning of period	8,072,456	7,366,612

Cash and cash equivalents, end of period	$4,363,316	$4,035,721

Supplemental information:
Noncash financing activities:
Deferred compensation for the issuance of restricted stock	—	$667,349

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore, the results of operations for the three months ended July 31, 2001 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes for the year ended April 30, 2001, included in the Company's filing on Form 10-K.

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

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended July 31
	2001	2000
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$(1,351,879)	$1,321,738
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	10,548,785	10,379,462
Effect of dilutive securities—weighted average stock options (excluded for loss quarter)	—	73,221
Denominator for diluted earnings per share	10,548,785	10,452,683
Basic earnings (loss) per share	$(0.13)	$0.13
Diluted earnings (loss) per share	$(0.13)	$0.13

Note 3.  Income Taxes

    We recorded approximately $0.9 million of income tax benefit in the first quarter of fiscal 2002 compared to income tax expense of $0.8 million in the first quarter of fiscal 2001, as a result of the net operating loss realized during the quarter. The effective rate for income taxes in the first quarter of fiscal 2002 and fiscal 2001 was 40% and 38%, respectively. The effective rate increased as the Company opened retail stores in additional states, thereby increasing state income taxes.

Note 4.  Comprehensive Income (Loss)

    The components of the Company's total comprehensive income (loss) were:

	Three Months Ended July 31,
	2001	2000
Net income (loss)	$(1,351,879)	$1,321,738
Foreign currency translation adjustments	(58,722)	15,805

Comprehensive income (loss)	$(1,410,601)	$1,337,543

Note 5.  Debt

    In July 2000, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Western Bank (Western Bank) for a $55 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 1.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2002 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at July 31, 2001. At July 31, 2001 letters of credit outstanding against this line of credit totaled approximately $11.7 million and working capital advances totaled $5 million at an interest rate of 6.75%.

    In November 2000, the Company amended its $55 million line of credit agreement with Western Bank to allocate $5 million for use solely by the Dutch subsidiary, replacing the subsidiary's previous line of credit. The allocated amount is to be used by the subsidiary for the same purposes and is subject to the same terms and performance criteria described above. At July 31, 2001 working capital advances totaled approximately $3.4 million at an interest rate of 6.2%.

    The Company also has a $5 million term credit facility with Western Bank. As of July 31, 2001, $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and remaining annual principal payments of $714,286 due in August of years 2002 through 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

Note 6.  Shareholders' Equity

    During the three months ended July 31, 2001, the Company sold 28,077 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 7.  Litigation

    As previously described, the Company is a party to a lawsuit related to labor issues in Saipan, Does v. The Gap, Inc. That lawsuit has been settled, subject to court approval. The hearing for preliminary approval of the settlement is currently scheduled for February 28, 2002.

    The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: style changes and product acceptance, relations with and performance of suppliers, the ability of the Company to control costs and expenses, the ability of the Company to carry out successful design and planned product and brand messaging/extension activities and to penetrate its chosen distribution channels, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, risks associated with the Company's entry into new markets or distribution channels, technological change, political and trade relations and the overall level of consumer spending on apparel and global economic conditions. Additional information on these and other factors that could affect the Company's financial results is set forth below and in our Securities and Exchange Commission filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

Overview

    Cutter & Buck is a lifestyle brand with broad demographic appeal, targeted to men and women who seek updated classic American styles with the latest textile and fashion innovations. We sell our distinctive sportswear, fashion and outerwear products primarily through golf pro shops and resorts, corporate accounts, specialty retail stores, international, and other channels including Company-owned retail stores.

    Net sales for the first quarter of fiscal 2002 decreased approximately $1.3 million or 3.3% to $37.7 million from $39.0 million in the first quarter of fiscal 2001. During the quarter, net sales to all of our distribution channels except "other", decreased. The decrease in net sales to our golf and corporate distribution channels is due to the slowed economy and difficult retail environment. The decrease in our specialty retail distribution channel is primarily due to the timing of shipments occurring later in the Fall season. The decrease in net sales to our international distribution channel is due to the slowing global economy and the strength of the US dollar relative to the foreign currencies of our international customers. The decrease in net sales to these three distribution channels was partially offset by an increase in net sales to our "other" distribution channel. Net sales to our "other" distribution channel includes sales from Company-owned retail stores and liquidation sales and increased primarily due to the increase in the number of Company-owned retail stores.

    Gross margin for the first of fiscal 2002 decreased to 43.7% from 44.9% in the same period of the prior year. This was due to an increase in sales allowances relating to promotional sales programs and higher liquidation discounts on liquidation sales. We recognize our revenue at the time the product is shipped to the account, and there is no right of return other than for defective products.

    During the first quarter of fiscal 2002, we continued to invest in new business initiatives, management and systems and opened one outlet store. These investments have resulted in operating expenses growing at a faster rate than the growth in net sales and have increased operating expenses as a percentage of net sales.

    Our flagship retail store is located in Seattle, Washington and as of July 31, 2001 we have a total of thirteen stores in selected metropolitan markets. We plan to add one additional Company-owned retail store during fiscal 2002. This store will be located in Naples, Florida and is expected to open during our second quarter.

Results of Operations

  Three Months Ended July 31, 2001 Compared With Three Months Ended July 31, 2000

    Net Sales  During the first quarter of fiscal 2002 net sales decreased $1.3 million or 3.3% to $37.7 million from $39.0 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Three Months Ended July 31
	2001	2000	Increase/ (Decrease)	Percent Change
In Thousands, except percent change
Golf	$12,334	$13,028	$(694)	(5.3)%
Corporate	14,701	15,369	(668)	(4.3)
Specialty retail	4,266	4,964	(698)	(14.1)
International	2,097	2,843	(746)	(26.2)
Other	4,333	2,825	1,508	53.4

	$37,731	$39,029	$(1,298)	(3.3)%

    In the first quarter of fiscal 2002, net sales to the golf distribution channel decreased by $0.7 million or 5.3% to $12.3 million from $13 million in the same period of the prior year. Net sales to the corporate distribution channel decreased by $0.7 million or 4.3% to $14.7 million from $15.4 million in the same period of the prior year. The decrease in net sales to these two distribution channels is due to the slowed economy and difficult retail environment. Net sales to our specialty retail distribution channel also decreased $0.7 million or 14.1% to $4.3 million from $5.0 million in the same period of the prior year. The decrease in this channel is due to the timing of shipments occurring later in the Fall season. Net sales to our international distribution channel decreased by approximately $0.7 million or 26.2% to $2.1 million from $2.8 million in the same period of the prior year. The decrease in this channel is due to the slowing global economy and the strength of the US dollar relative to foreign currencies of our international customers. Net sales to our "other" distribution channel which includes sales from Company-owned retail stores and liquidation sales increased 53.4% or $1.5 million to $4.3 million from $2.8 million in the same period of the prior year. This increase is primarily due to an increase in the number of Company-owned retail stores from six in the first quarter of fiscal 2001 to thirteen in the first quarter of fiscal 2002.

    Gross Margin  In the first quarter of fiscal 2002, gross margin decreased to 43.7% from 44.9% in the same period of the prior year. This was due to an increase in sales allowances relating to promotional programs and higher liquidation discounts on liquidation sales.

    Design and Production Expense  Design and production expenses increased approximately $0.3 million or 32.9% to $1.3 million from $1.0 million in the same period of the prior year and increased as a percentage of net sales to 3.4% from 2.5%. The increase was primarily attributable to increased personnel and sample costs to support our expanding sportswear collection and the development of our women's fashion line.

    Selling and Shipping Expense  Selling and shipping expenses increased by $1.5 million, or 13.2%, to $12.5 million in the first quarter of fiscal 2002 from $11.0 million in the same period of the prior year, and increased as a percentage of net sales to 33.0% from 28.2%. The increase in selling expenses was attributable to increased sample costs, increased customer service staffing expense as well as increased trade advertising and fixturing. The increase in shipping expenses was primarily due to increased warehouse staffing expense, facilities costs and depreciation expenses associated with the distribution center. The store level operating expenses associated with Company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with thirteen retail locations during the first quarter of fiscal 2002 compared to six in the first quarter of fiscal 2001.

    General and Administrative Expense  General and administrative expenses increased by $1.3 million or 38.3%, to $4.6 million in the first quarter of fiscal 2002 from $3.3 million in the first quarter of fiscal 2001 and increased as a percentage of net sales from 8.4% to 12.2%. The increase during the first quarter of fiscal 2002 was primarily due to increased management and staffing expense, increased depreciation and rent expense associated with information technology initiatives and corporate facilities, and increased bad debt expense relating to credit exposures.

    Operating Income  As a result of the above items, operating income decreased by $4.1 million to an operating loss of $1.8 million in the first quarter of fiscal 2002 compared to operating income of $2.2 million in the first quarter of fiscal 2001.

    Income Taxes  We recorded approximately $0.9 million of income tax benefit in the first quarter of fiscal 2002 compared to income tax expense of $0.8 million in the first quarter of fiscal 2001, as a result of the net operating loss realized during the quarter. The effective rate for income taxes in the first quarter of fiscal 2002 and fiscal 2001 was 40% and 38%, respectively. The effective rate increased as the Company opened retail stores in additional states, thereby increasing state income taxes.

Liquidity and Capital Resources

    Net cash provided by operating activities for the three months ended July 31, 2001 was approximately $7.4 million compared to net cash used in operations of approximately $0.4 million for the three months ended July 31, 2000. Net cash provided by operating activities for the three months ended July 31, 2001 resulted primarily from collections of accounts receivables of $18.4 million and depreciation and amortization of $1.6 million. These amounts were partially offset by a loss from operations of $1.4 million, increases in inventory of $6.6 million and the timing of payments for certain payables. Approximately $4.3 million of the increase in inventory relates to fashion merchandise, $2.1 million relates to Classics merchandise, and the balance of the increase relates primarily to embroidery work in process. The increase in inventory in the first quarter was planned as we took delivery of Fall fashion merchandise and received Classics merchandise representing the last of our large production commitments pushed out of fiscal 2001. We reduced our inventory buys beginning in the second quarter of fiscal 2002 and as a result, we expect inventory levels to trend down in that quarter as well as the remainder of the fiscal year. For the three months ended July 31, 2000, net cash used in operating activities resulted from increases in inventory of $7.1 million, and payments of accounts payable, accrued liabilities, and income taxes payable of $4.5 million. These increases were partially offset by cash generated from profitable operations, a reduction in accounts receivable of $8.8 million and depreciation and amortization.

    Net cash used in investing activities was approximately $0.6 million for the three months ended July 31, 2001 and was primarily due to the purchases of capital equipment. Capital expenditures during this period included $0.2 million for in-store fixtures and concept shops, $0.1 million for computer hardware and software, $0.2 million for equipment and leasehold improvements associated with Company-owned retail stores and $0.1 million for the distribution center and warehouse management system. Net cash used in investing activities for the three months ended July 31, 2000 was $3.0 million and was primarily due to purchases of capital equipment. Capital expenditures during this period included $0.4 million for in-store fixtures and concept shops, $1.0 million for equipment and leasehold improvements associated with Company-owned retail stores, $0.8 million for the distribution center and warehouse management system and $0.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment.

    Net cash used in financing activities for the three months ended July 31, 2001 was approximately $10.5 million. This resulted from net repayments of $10.3 million in short-term borrowings and payments of approximately $0.3 million under capital lease obligations. These amounts were partially offset by $0.1 million of cash generated from the sale of common stock under the employee stock purchase plan and pursuant to the exercise of stock options. Net cash provided by financing activities for the three months ended July 31, 2000 was approximately $0.1 million. This was primarily due to net short term borrowings of $0.1 million and cash generated from the sale of common stock under the employee stock purchase plan of $0.1 million. These proceeds were partially offset by capital lease payments of $0.1 million.

    We have a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $55 million line of credit. This line of credit is more fully described in note five (Debt) to the Company's financial Statements.

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
None
  b)
  Reports on Form 8-K

    The Company filed a Form 8-K on September 14, 2001 announcing earnings for the fourth quarter of fiscal 2001, the first quarter of fiscal 2002 and guidance for the remainder of fiscal 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC.
(Registrant)
Dated: September 14, 2001	By:	/s/ STEPHEN S. LOWBER Stephen S. Lowber Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Index
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Information
CUTTER & BUCK INC. Condensed Consolidated Balance Sheets
CUTTER & BUCK INC Condensed Consolidated Statements of Operations (Unaudited)
CUTTER & BUCK INC Condensed Consolidated Statements of Cash Flows (Unaudited)
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