Form 10-Q
period 2001-10-31
CUTTER & BUCK INC
filed 2001-12-17
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock of the registrant outstanding as of December 14, 2001 was 10,567,589.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2001

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	October 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,135,357	$8,072,456
Accounts receivable, net of allowances for doubtful accounts and returns of $4,495,992 at October 31, 2001 and $3,320,416 at April 30, 2001	28,796,917	48,517,944
Inventories	48,211,839	53,553,275
Deferred income taxes	3,350,725	3,350,725
Prepaid expenses and other current assets	5,301,065	4,646,569

Total current assets	93,795,903	118,140,969
Furniture and equipment, net	21,438,166	23,192,033
Deferred income taxes	763,321	763,321
Other assets	971,596	857,100

Total assets	$116,968,986	$142,953,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,072,832	$18,732,209
Accounts payable	6,313,063	12,885,720
Accrued liabilities	3,120,093	4,119,834
Current portion of capital lease obligations and long-term debt	2,882,648	2,736,537
Other current liabilities	276,333	276,333

Total current liabilities	15,664,969	38,750,633
Capital lease obligations, less current portion	5,332,960	6,774,898
Long-term debt, less current portion	2,857,142	3,571,428
Other liabilities	528,573	591,721
Commitments	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,567,589 issued and outstanding at October 31, 2001 and 10,539,512 at April 30, 2001	64,338,215	64,187,129
Deferred compensation	(627,175)	(968,764)
Retained earnings	29,379,681	30,506,410
Accumulated other comprehensive loss	(505,379)	(460,032)

Total shareholders' equity	92,585,342	93,264,743

Total liabilities and shareholders' equity	$116,968,986	$142,953,423

See accompanying notes.

CUTTER & BUCK INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000
Net sales	$42,899,701	$46,073,674	$80,630,457	$85,102,784
Cost of sales	25,950,589	25,527,944	47,180,092	47,039,659

Gross profit	16,949,112	20,545,730	33,450,365	38,063,125
Operating expenses:
Design and production	1,168,911	947,505	2,437,303	1,902,197
Selling and shipping	11,455,703	11,265,474	23,910,225	22,266,558
General and administrative	3,623,941	3,345,825	8,214,404	6,664,094

Total operating expenses	16,248,555	15,558,804	34,561,932	30,832,849

Operating income (loss)	700,557	4,986,926	(1,111,567)	7,230,276
Other income (expense):
Factor commission and interest expense, net of interest income	(416,158)	(229,596)	(944,039)	(463,469)
License and royalty income, net of other expense	90,851	164,631	176,009	286,892

Total other expense	(325,307)	(64,965)	(768,030)	(176,577)

Income (loss) before income taxes	375,250	4,921,961	(1,879,597)	7,053,699
Income taxes (benefits)	150,100	1,871,000	(752,868)	2,681,000

Net income (loss)	$225,150	$3,050,961	($1,126,729)	$4,372,699

Basic earnings (loss) per share	$0.02	$0.29	($0.11)	$0.42

Diluted earnings (loss) per share	$0.02	$0.29	($0.11)	$0.42

Shares used in computation of:
Basic earnings (loss) per share	10,567,589	10,453,613	10,558,187	10,416,538

Diluted earnings (loss) per share	10,587,786	10,578,521	10,558,187	10,515,602

See accompanying notes.

CUTTER & BUCK INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	October 31, 2001	October 31, 2000
Operating activities
Net Income (loss)	($1,126,729)	$4,372,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,309,128	2,477,431
Deferred income taxes		(843,480)
Amortization of deferred compensation	341,589	84,472
Deferred gain on sale and leaseback of capital assets	(63,148)	—
Noncash compensation expense	34,970	—
Changes in assets and liabilities:
Receivables, net	19,938,458	7,956,241
Inventories	5,387,382	(8,916,263)
Prepaid expenses and other current assets	549,520	(754,386)
Accounts payable and accrued liabilities	(7,793,788)	2,926,784
Income taxes payable	(1,189,589)	(1,514,373)

Net cash provided by operating activities	19,387,793	5,789,125
Investing activities
Purchases of furniture and equipment	(1,386,886)	(6,449,410)
Increase in trademarks, patents and marketing rights	(113,898)	(105,475)

Net cash used in investing activities	(1,500,784)	(6,554,885)
Financing activities
Net repayments of short term borrowings	(16,429,449)	(436,793)
Principal payments under capital lease obligations	(1,497,864)	(346,547)
Issuance of common stock	116,116	187,049

Net cash used in financing activities	(17,811,197)	(596,291)
Effects of foreign exchange rate changes on cash	(12,911)	17,758

Net increase (decrease) in cash	62,901	(1,344,293)
Cash and cash equivalents, beginning of period	8,072,456	7,366,612

Cash and cash equivalents, end of period	$8,135,357	$6,022,319

Supplemental information:
Noncash financing and investing activities:
Equipment acquired with capital leases	$202,037	$0

Deferred compensation for the issuance of restricted stock	$0	$667,349

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the six months ended October 31, 2001 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2001, included in the Company's filing on Form 10-K.

Note 2.  Recently Issued Pronouncements

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also modifys previous accounting treatment under APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003, with early adoption encouraged. We do not believe the adoption of this pronouncement will have a material impact on our consolidated results of operations.

Note 3.  Earnings (Loss) Per Share

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

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months ended October 31		Six Months ended October 31
	2001	2000	2001	2000
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$225,150	$3,050,961	$(1,126,729)	$4,372,699
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	10,567,589	10,453,613	10,558,187	10,416,538
Effect of dilutive securities stock options (excluded for loss period)	20,197	124,908	—	99,064
Denominator for diluted earnings (loss) per share	10,587,786	10,578,521	10,558,187	10,515,602
Basic earnings (loss) per share	$0.02	$0.29	$(0.11)	$0.42
Diluted earnings (loss) per share	$0.02	$0.29	$(0.11)	$0.42

Note 4.  Income Taxes

    The Company recorded approximately $0.2 million of income tax expense in the second quarter of fiscal 2002 compared to $1.9 million in the second quarter of fiscal 2001. The effective rate for income taxes in the second quarter of fiscal 2002 and 2001 was 40% and 38%, respectively. The effective rate increased as the Company opened retail stores in additional states, thereby increasing state income taxes.

Note 5.  Comprehensive Income (Loss)

    The components of the Company's total comprehensive income (loss) were:

	Three Months ended October 31		Six Months ended October 31
	2001	2000	2001	2000
Net income (loss)	$225,150	$3,050,961	$(1,126,729)	$4,372,699
Foreign currency translation adjustments	13,375	(153,592)	(45,347)	(137,787)

Comprehensive income (loss)	$238,525	$2,897,369	$(1,172,076)	$4,234,912

Note 6.  Debt

    In July 2000, the Company entered into a loan agreement with Washington Mutual Bank d/b/a Western Bank (Western Bank) for a $55 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 1.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2002 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at October 31, 2001. At October 31, 2001, letters of credit outstanding against this line of credit totaled approximately $12.1 million and there were no working capital advances outstanding.

    In November 2000, the Company amended its $55 million line of credit agreement with Western Bank to allocate $5 million for use solely by the Dutch subsidiary, replacing the subsidiary's previous line of credit. The allocated amount is to be used by the subsidiary for the same purposes and is subject to the same terms and performance criteria described above. At October 31, 2001 letters of credit outstanding against this line of credit totaled approximately $0.5 million and working capital advances totaled approximately $3.1 million at an interest rate of 6.4%.

    The Company also has a $5 million term credit facility with Western Bank. As of October 31, 2001, $5 million had been advanced against the term credit facility. The term loan bears interest at a fixed annual rate of 6.6% with interest payable monthly and annual principal payments of $714,286 due in August of 2003 and 2004. The final principal payment of $1,428,570 is due in August 2005. The term loan is also collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, and contract rights.

Note 7.  Shareholders' Equity

    The Company sold 24,639 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 8.  Subsequent Event

    On December 11, 2001, the company announced that it would record a pre-tax nonrecurring charge in the second half of fiscal 2002 in the range of $10 million to $12 million. We expect to record an income tax benefit in fiscal 2002 of approximately 30% of the non-recurring charge which would result in an after-tax charge in the range of $7.0 million to $8.5 million. The largest component of the non-recurring charge relates to costs associated with transitioning from a direct operating business in Europe to distributor relationships in key European markets. The next largest component of the non-recurring charge relates to the write down of assets of three under-performing Company-owned retail stores to fair value. The remainder of the non-recurring charge relates to the consolidation of our separate men's and women's golf sales forces to obtain better economics and the write down of inventory from the discontinuation of our golf shoe business.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: style changes and product acceptance, relations with and performance of suppliers, the ability of the Company to control costs and expenses, the ability of the Company to carry out successful design and planned product and brand messaging/extension activities and to penetrate its chosen distribution channels, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, risks associated with the Company's entry into new markets or distribution channels, technological change, political and trade relations and the overall level of consumer spending on apparel and global economic conditions, the events of September 11, 2001, additional threatened terrorist attacks and the ongoing military actions. Additional information on these and other factors that could affect the Company's financial results is set forth below and in our Securities and Exchange Commission filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the Securities laws.

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

    Net sales for the second quarter ended October 31, 2001 decreased approximately $3.2 million or 6.9% from $46.1 million to $42.9 million. During the quarter, net sales to our golf, corporate and international distribution channels decreased. This decrease was partially offset by increased sales to our specialty retail and "other" distribution channels. The decrease in net sales to our golf and corporate distribution channels is due to adverse economic conditions which were compounded by the events of September 11. The decrease in net sales to our international distribution channel is due to the slowing global economy and the strength of the US dollar relative to the foreign currencies of our international customers. The increase in net sales to our specialty retail distribution channel is primarily due to a timing change in Fall shipments from the first quarter to the second quarter. Net sales to our "other" distribution channel includes sales from Company-owned retail stores and liquidation sales and increased due to the increase in the number of Company-owned retail stores and a small increase in liquidation sales.

    Gross margin for the second quarter of fiscal 2002 decreased to 39.5% from 44.6% in the same period of the prior year. This was due to higher liquidation losses and higher off-price discounts, both of which were driven by the competitive retail environment. We recognize our revenue at the time the product is shipped to the account, and there is no right of return other than for defective products.

    Our flagship retail store is located in Seattle, Washington and as of October 31, 2001 we had thirteen additional stores in selected metropolitan markets. We do not plan to open additional stores during fiscal 2002.

    On December 11, 2001, the company announced that it would record a pre-tax nonrecurring charge in the second half of fiscal 2002 in the range of $10 million to $12 million. We expect to record an income tax benefit in fiscal 2002 of approximately 30% of the non-recurring charge which would result in an after-tax charge in the range of $7 million to $8.5 million. The largest component of the non-recurring charge relates to costs associated with transitioning from a direct operating business in Europe to distributor relationships in key European markets. The next largest component of the non-recurring charge relates to the write down of assets of three under-performing Company-owned retail stores to fair value. The remainder of the non-recurring charge relates to the consolidation of our separate men's and women's golf sales forces to obtain better economics and the write down of inventory from the discontinuation of our golf shoe business.

Results of Operations

  Three Months Ended October 31, 2001 Compared With Three Months Ended October 31, 2000

    Net Sales  During the second quarter of fiscal 2002 net sales decreased $3.2 million or 6.9% to $42.9 million from $46.1 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Three Months Ended October 31
In Thousands, except percent change	2001	2000	Increase/ (Decrease)	Percent Change
Golf	$12,479	$15,017	$(2,538)	(16.9)%
Corporate	14,717	17,940	(3,223)	(18.0)
Specialty retail	8,774	7,174	1,600	22.3
International	1,911	2,171	(260)	(12.0)
Other	5,019	3,772	1,247	33.1

	$42,900	$46,074	$(3,174)	(6.9)%

    In the second quarter of fiscal 2002, net sales to the golf distribution channel decreased by $2.5 million or 16.9% to $12.5 million from $15 million in the same period of the prior year. Net sales to the corporate channel decreased by $3.2 million or 18.0% to $14.7 million from $17.9 million in the same period of the prior year. The decrease in net sales to these two distribution channels was due to adverse economic conditions which were compounded by the events of September 11. Net sales to our specialty retail distribution channel increased $1.6 million or 22.3% to $8.8 million from $7.2 million in the same period of the prior year. The increase in this channel is due to a timing change in Fall shipments from the first quarter to the second quarter. Net sales to our international distribution channel decreased by approximately $0.3 million or 12.0% to $1.9 million from $2.2 million in the same period of the prior year. The decrease in this channel is primarily due to the slowing global economy. Net sales to our "other" distribution channel, which includes sales from Company-owned retail stores and liquidation sales, increased 33.1% or $1.2 million to $5 million from $3.8 million in the same period of the prior year. This increase is primarily due to an increase in the number of Company-owned retail stores from nine in the second quarter of fiscal 2001 to fourteen in the second quarter of fiscal 2002.

    Gross Margin  In the second quarter of fiscal 2002, gross margin decreased to 39.5% of net sales, compared to 44.6% in the same period of the prior year. This was due to higher liquidation losses and higher off-price discounts, both of which were driven by the competitive retail environment.

    Design and Production Expense  Design and production expenses increased approximately $0.2 million or 23.4% to $1.2 million from $0.9 million in the same period of the prior year and increased as a percentage of net sales to 2.7% from 2.1%. The increase was primarily attributable to increased personnel and sample costs to support the continued development of our women's fashion line.

    Selling and Shipping Expense  Selling and shipping expenses increased by $0.2 million, or 1.7%, to $11.5 million from $11.3 million in the same period of the prior year, and increased as a percentage of net sales to 26.7% from 24.5%. Selling expenses decreased for the quarter primarily due to decreased commissions and salary costs as well as travel costs. This decrease in selling expenses was more than offset by increases in shipping expenses and store-level operating expenses. The increase in shipping expenses was primarily due to increased facilities costs and depreciation expenses associated with the distribution center. The store level operating expenses associated with Company-owned retail stores included in selling and shipping expenses reflect expenses associated with fourteen retail locations during the second quarter of fiscal 2002 compared to nine in the second quarter of fiscal 2001.

    General and Administrative Expense  General and administrative expenses increased by $0.3 million or 8.3%, to $3.6 million from $3.3 million in the same period of the prior year, and increased as a percentage of net sales to 8.4% from 7.3%. The increase during the second quarter of fiscal 2002 was primarily due to increased rent and depreciation expense for corporate facilities increased salary and depreciation expense associated with information techonology initiatives, increased excise taxes on capital leases and increased property taxes.

    Operating Income  As a result of the above items, operating income decreased $4.3 million to $0.7 million in the second quarter of fiscal 2002 compared to $5 million in the second quarter of fiscal 2001.

    Income Taxes  We recorded approximately $0.2 million of income tax expense in the second quarter of fiscal 2002 compared to $1.9 million in the second quarter of fiscal 2001. The effective rate for income taxes in the first quarter of fiscal 2002 and 2001 was 40% and 38% respectively. The effective rate increased as the Company opened retail stores in additional states, thereby increasing state income taxes.

Results of Operations

  Six Months Ended October 31, 2001 Compared With Six Months Ended October 31, 2000

    Net Sales  During the first six months of fiscal 2002 net sales decreased $4.5 million or 5.3% to $80.6 million from $85.1 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Six Months Ended October 31
In Thousands, except percent change	2001	2000	Increase/ (Decrease)	Percent Change
Golf	$24,813	$28,045	$(3,232)	(11.5)%
Corporate	29,419	33,309	(3,890)	(11.7)
Specialty retail	13,039	12,138	901	7.4
International	4,008	5,014	(1,006)	(20.1)
Other	9,351	6,597	2,754	41.7

	$80,630	$85,103	$(4,473)	(5.3)%

    In the first six months of fiscal 2002, net sales to the golf distribution channel decreased by $3.2 million or 11.5% to $24.8 million from $28 million in the same period of the prior year. Net sales to the corporate channel decreased by $3.9 million or 11.7% to $29.4 million from $33.3 million in the same period of the prior year. The decrease in net sales to these two distribution channels was due to adverse economic conditions which were compounded by the events of September 11. Net sales to our specialty retail distribution channel increased $0.9 million or 7.4% to $13 million from $12.1 million in the same period of the prior year. As a result of the adverse economic conditions, our specialty retail distribution channel had a small decline in average order size. However, an increase in the number of specialty retail sales accounts during the first half of the year offset the decline in average order size resulting in an increase in net sales to this channel. Net sales to our international distribution channel decreased by approximately $1 million or 20.1% to $4 million from $5 million in the same period of the prior year. The decrease in this channel is primarily due to the slowing global economy. Net sales to our "other" distribution channel, which includes sales from Company-owned retail and liquidation sales, increased 41.7% or $2.8 million to $9.4 million from $6.6 million in the same period of the prior year. This increase is primarily due to an increase in the number of Company-owned retail stores from nine in the first six months of fiscal 2001 to fourteen in the first six months of fiscal 2002.

    Gross Margin  In the first six months of fiscal 2002, gross margin decreased to 41.5% from 44.7% in the same period of the prior year. This was due to higher liquidation losses and higher off-price discounts, both of which were driven by the competitive retail environment.

    Design and Production Expense  Design and production expenses increased approximately $0.5 million or 28.1% to $2.4 million from $1.9 million in the same period of the prior year, and increased as a percentage of net sales to 3.0% from 2.2%. The increase was primarily attributable to increased personnel and sample costs to support the continued development of our women's fashion line.

    Selling and Shipping Expense  Selling and shipping expenses increased by $1.6 million, or 7.4%, to $23.9 million from $22.3 million in the same period in the prior year, and increased as a percentage of net sales to 29.7% from 26.2%. Selling expenses decreased primarily due to a decrease in commission, salary and travel expense. This decrease was more than offset by increased shipping expenses and store operating expenses. The increase in shipping expenses was primarily due to higher warehouse staffing expense, facilities costs and depreciation expenses associated with the distribution center. The store level operating expenses associated with Company-owned retail stores are included in selling and shipping expenses and reflect expenses associated with fourteen retail locations during the first six months of fiscal 2002 compared to nine in the first six months of fiscal 2001.

    General and Administrative Expense  General and administrative expenses increased by $1.6 million or 23.3% to $8.2 million from $6.7 million in the same period of the prior year, and increased as a percentage of net sales to 10.2% from 7.8%. The increase during the first six months of fiscal 2002 was primarily due to increased amortization of deferred compensation, increased rent and depreciation expense associated with corporate facilities and information techonology initiatives, and increased bad debt expense relating to credit exposures.

    Operating Income  As a result of the above items, operating income decreased by $8.3 million to an operating loss of $1.1 million in the first six months of fiscal 2002 compared to operating income of $7.2 million in the first six months of fiscal 2001.

    Income Taxes  We recorded approximately $0.8 million of income tax benefit in the first six months of fiscal 2002 compared to income tax expense of $2.7 million in the first six months of fiscal 2001. The effective rate for income taxes in the first six months of fiscal 2002 and 2001 was 40% and 38% respectively. The effective rate increased as the Company opened retail stores in additional states, thereby increasing state income taxes.

Liquidity and Capital Resources

    Net cash provided by operating activities for the six months ended October 31, 2001 was approximately $19.4 million compared to approximately $5.8 million for the six months ended October 31, 2000. Net cash provided by operating activities for the six months ended October 31, 2001 resulted primarily from net reductions of accounts receivable of $19.9 million, a decrease in inventory of $5.4 million and depreciation and amortization of $3.3 million. These amounts were partially offset by a loss from operations of $1.1 million and the timing of payments for certain payables. Approximately $0.6 million of the decrease in inventory relates to Fashion merchandise, $5 million relates to Classics merchandise, and the balance of the decrease relates primarily to footwear and accessories and embroidery work in process. We reduced our inventory purchases beginning in the second quarter of fiscal 2002 and planned for inventory levels to trend down in this quarter as well as for the remainder of the fiscal year. For the six months ended October 31, 2000, net cash provided by operating activities resulted from cash generated from profitable operations, a net reduction in accounts receivable of $8 million, an increase in accounts payable and accrued liabilities of $2.9 million and depreciation and amortization of $2.5 million. These amounts were partially offset by inventory purchases of $8.9 million, increases in prepaid expenses and other current assets and income tax payments.

    Net cash used in investing activities was approximately $1.5 million for the six months ended October 31, 2001 and was primarily due to the purchases of capital equipment. Capital expenditures during this period included $0.2 million for in-store fixtures and concept shops, $0.3 million for computer hardware and software, $0.5 million for equipment and leasehold improvements associated with Company-owned retail stores and $0.3 million for the distribution center and warehouse management system. Net cash used in investing activities for the six months ended October 31, 2000 was $6.6 million and was primarily due to purchases of capital equipment. Capital expenditures during this period included $0.6 million for in-store fixtures and concept shops, $2.0 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.6 million for the distribution center and warehouse management system and $2.4 million for computer hardware and software, leasehold improvements, and other furniture and equipment.

    Net cash used in financing activities for the six months ended October 31, 2001 was approximately $17.8 million. This resulted from net repayments of $16.4 million in short-term borrowings and payments of approximately $1.5 million under capital lease obligations. Net cash used in financing activities for the six months ended October 31, 2000 was approximately $0.6 million. This was primarily due to net repayments of short term borrowings of $0.4 million and payments of approximately $0.3 million under capital lease obligations, partially offset by cash generated from the sale of common stock under the employee stock purchase plan of $0.2 million.

    We are a party to a loan agreement with Washington Mutual Bank d/b/a Western Bank for a $55 million line of credit. This line of credit is more fully described in footnote six (Debt) to the Company's financial statements.

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

CUTTER & BUCK INC. (Registrant)
Dated: December 17, 2001	By:	/s/ STEPHEN S. LOWBER Stephen S. Lowber Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

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