Form 10-Q
period 2002-01-31
CUTTER & BUCK INC
filed 2002-03-18
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of shares of Common Stock of the registrant outstanding as of March 13, 2002 was 10,589,779.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Information

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	January 31, 2002	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,675,355	$8,072,456
Accounts receivable, net of allowances for doubtful accounts and returns of $3,587,346 at January 31, 2002 and $3,320,416 at April 30, 2001	23,338,298	48,517,944
Inventories	47,500,934	53,553,275
Deferred income taxes	3,350,725	3,350,725
Prepaid expenses and other current assets	8,152,609	4,646,569

Total current assets	93,017,921	118,140,969
Furniture and equipment, net	17,501,586	23,192,033
Deferred income taxes	763,321	763,321
Other assets	980,940	857,100

Total assets	$112,263,768	$142,953,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,173,594	$18,732,209
Accounts payable	7,166,677	12,885,720
Accrued liabilities	4,376,429	4,119,834
Current portion of capital lease obligations and long-term debt	6,020,029	2,736,537
Other current liabilities	244,759	276,333

Total current liabilities	21,981,488	38,750,633
Capital lease obligations, less current portion	4,536,246	6,774,898
Long-term debt, less current portion	—	3,571,428
Other liabilities	1,088,134	591,721
Commitments	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,589,779 issued and outstanding at January 31, 2002 and 10,539,512 at April 30, 2001	64,413,113	64,187,129
Deferred compensation	(348,590)	(968,764)
Retained earnings	21,029,531	30,506,410
Accumulated other comprehensive loss	(436,154)	(460,032)

Total shareholders' equity	84,657,900	93,264,743

Total liabilities and shareholders' equity	$112,263,768	$142,953,423

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	January 31, 2002	January 31, 2001	January 31, 2002	January 31, 2001
Net sales	$32,636,684	$32,368,891	$113,267,141	$117,471,675
Cost of sales	21,512,119	17,557,972	68,692,211	64,597,631

Gross profit	11,124,565	14,810,919	44,574,930	52,874,044
Operating expenses:
Design and production	1,135,854	1,101,849	3,573,157	3,004,046
Selling and shipping	10,898,420	11,631,004	34,808,645	33,897,562
General and administrative	3,668,692	3,452,158	11,883,096	10,116,252
Restructuring and asset impairment	7,382,182	—	7,382,182	—

Total operating expenses	23,085,148	16,185,011	57,647,080	47,017,860

Operating income(loss)	(11,960,583)	(1,374,092)	(13,072,150)	5,856,184
Other income (expense):
Factor commission and interest expense, net of interest income	(336,290)	(286,999)	(1,280,329)	(750,468)
License and royalty income, net of other expense	92,851	109,072	268,860	395,964

Total other expense	(243,439)	(177,927)	(1,011,469)	(354,504)

Income(loss) before income taxes	(12,204,022)	(1,552,019)	(14,083,619)	5,501,680
Income taxes (benefits)	(3,853,872)	(589,000)	(4,606,740)	2,092,000

Net income (loss)	($8,350,150)	($963,019)	($9,476,879)	$3,409,680

Basic earnings (loss) per share	($0.79)	($0.09)	($0.90)	$0.33

Diluted earnings (loss) per share	($0.79)	($0.09)	($0.90)	$0.32

Shares used in computation of:
Basic earnings (loss) per share	10,575,066	10,470,027	10,563,814	10,434,367

Diluted earnings (loss) per share	10,575,066	10,470,027	10,563,814	10,528,404

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	January 31, 2002	January 31, 2001
Operating activities
Net Income (loss)	($9,476,879)	$3,409,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,804,762	3,518,254
Deferred income taxes	—	(889,728)
Deferred gain on sale and leaseback of capital assets	(94,722)	383,552
Amortization of deferred compensation	620,174	293,058
Noncash compensation expense	38,860	—
Noncash restructuring and asset impairment charges	6,072,771	—
Inventory write-downs related to restructuring	2,884,886	—
Changes in assets and liabilities:
Receivables, net	23,086,255	17,197,893
Inventories	3,124,857	(24,054,089)
Prepaid expenses and other current assets	(4,424,336)	(1,765,176)
Accounts payable, accrued liabilities and other current liabilities	(5,333,170)	3,411,149
Income taxes payable	—	(3,423,068)

Net cash provided by (used in) operating activities	21,303,458	(1,918,475)
Investing activities
Purchases of furniture and equipment	(1,640,984)	(8,677,857)
Proceeds from sale and leaseback of capital assets	—	6,745,675
Decrease in trademarks, patents and marketing rights	(124,975)	(192,445)

Net cash used in investing activities	(1,765,959)	(2,124,627)
Financing activities
Net proceeds from (repayments of) short term borrowings	(15,166,944)	3,122,356
Principal payments under capital lease obligations	(2,014,339)	(639,966)
Proceeds from issuance of common stock	187,124	318,717

Net cash provided by (used in) financing activities	(16,994,159)	2,801,107
Effects of foreign exchange rate changes on cash	59,559	(40,156)

Net increase (decrease) in cash	2,602,899	(1,282,151)
Cash and cash equivalents, beginning of period	8,072,456	7,366,612

Cash and cash equivalents, end of period	$10,675,355	$6,084,461

Supplemental information:
Noncash financing and investing activities:
Equipment acquired with capital leases	$202,037	$6,745,675

Deferred compensation for the issuance of restricted stock	$—	$834,342

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the nine months ended January 31, 2002 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2001, included in the Company's filing on Form 10-K.

Note 2.    Recently Issued Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial position or consolidated results of operations.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months ended January 31		Nine Months ended January 31
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$(8,350,150)	$(963,019)	$(9,476,879)	$3,409,680
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	10,575,066	10,470,027	10,563,814	10,434,367
Effect of dilutive securities stock options (excluded for loss period)	—	—	—	94,037

Denominator for diluted earnings (loss) per share	10,575,066	10,470,027	10,563,814	10,528,404

Basic earnings (loss) per share	$(0.79)	$(0.09)	$(0.90)	$0.33
Diluted earnings (loss) per share	$(0.79)	$(0.09)	$(0.90)	$0.32

Note 4.    Income Taxes

        We recorded approximately $3.9 million of income tax benefits in the third quarter of fiscal 2002 compared to $0.6 million in the third quarter of fiscal 2001. Income tax benefits related to restructuring and asset impairment charges totaled $3.1 million in the third quarter of fiscal 2002, and were recorded at an effective rate of 30% since the benefit may be offset by state tax liabilities in certain jurisdictions and certain components of the charge may not be deductible for tax purposes. The effective rates for income taxes in the third quarter of fiscal 2002 and 2001 were 40% and 38%, respectively, excluding restructuring and asset impairment charges. The effective rate increased as the Company opened retail stores in additional states, thereby incurring increased state income taxes.

Note 5.    Comprehensive Income (Loss)

        The components of the Company's total comprehensive income (loss) were:

	Three Months ended January 31		Nine Months ended January 31
	2002	2001	2002	2001
Net income (loss)	$(8,350,150)	$(963,019)	$(9,476,879)	$3,409,680
Foreign currency translation adjustments	69,225	64,252	23,878	(73,535)

Comprehensive income (loss)	$(8,280,925)	$(898,767)	$(9,453,001)	$3,336,145

Note 6.    Debt

        In March 2002, we renewed and modified our loan agreement with Washington Mutual Bank to a $35 million line of credit from a $55 million line of credit. The new agreement is effective January 31,

2002 and availability is determined by a borrowing formula. Washington Mutual Bank has included Bank of America, N.A. in the arrangement as co-lender. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2003 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth, as well as a maximum debt-to-equity ratio and maximum capital expenditures. The Company was in compliance with these covenants at January 31, 2002. At January 31, 2002, letters of credit outstanding against this line of credit totaled approximately $8.8 million and there were no working capital advances outstanding.

        Under the renegotiated line of credit, the $5 million sub limit in support of Cutter & Buck, B.V. will be eliminated upon pay-off of Bank of America's line of credit to Cutter & Buck B.V. The subsidiary's line of credit is used for the same purposes and is subject to the same terms and performance criteria described above. At January 31, 2002 letters of credit outstanding against this line of credit totaled approximately $0.1 million and working capital advances totaled approximately $4.2 million at an interest rate of 5.1%.

        The Company also has a $5 million term credit facility with Washington Mutual Bank, with an outstanding balance of approximately $2.9 million at January 31, 2002. Under the terms of the renegotiated line of credit, this term facility will be consolidated into the revolving line of credit.

Note 7.    Shareholders' Equity

        During the nine months ended January 31, 2002, the Company sold 46,829 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 8.    Litigation

        As previously described, the Company is a party to a lawsuit related to labor issues in Saipan, Does v. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The Company is awaiting the outcome of that hearing.

        The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on its financial position and results of operations.

Note 9.    Restructuring and Asset Impairment

        In our second quarter earnings release, we announced and began implementation of an operational restructuring plan to reduce operating costs, streamline our organizational structure and focus on areas of our business that provide the greatest growth opportunities. The major initiatives of the operational restructuring plan include closing our wholly-owned European subsidiary Cutter & Buck (Europe) BV. and establishing licensing relationships in key European markets, refining our retail strategy, consolidating and restructuring our women's line sales force and discontinuing our golf shoe business.

        In accordance with Emerging Issues Task Force (EITF) Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the Company has recorded a restructuring charge of approximately $3.3 million relating to the closure of our wholly-owned subsidiary Cutter & Buck (Europe) BV. This component of the "Restructuring and Asset Impairment" charge includes termination and severance benefits to be paid as a result of the involuntary termination of approximately 20 employees located in the Netherlands, reserves necessary to write-down the operation's receivables due to lower than anticipated recoveries, the write-down of other current assets, furniture and equipment and leasehold improvements to net realizable value and other costs resulting from closing our European operation. Approximately $1.7 million of inventory write-downs expected to be incurred as a result of selling inventory below cost has been recorded in "Cost of Sales" on the Statements of Operations. We expect to substantially complete the closure of our European subsidiary by April 30, 2002 and to settle the remaining liabilities in accordance with contract terms which extend into fiscal 2003.

        As a result of refining our retail strategy and concurrent with our strategic planning process we performed an evaluation of the recoverability of the assets relating to our retail stores in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing full-price stores on their respective escape dates. We also adjusted the net book value of another two full-price stores to their estimated fair value. Costs associated with this component of the operational restructuring plan include store fixed asset write-downs (primarily leasehold improvements) and lease termination costs totaling approximately $2.5 million. As we continue to evaluate and refine our retail strategy we may incur additional write downs of the related assets to their estimated fair values or other charges relating to possible store closures.

        During the third quarter of fiscal 2002 we also completed the consolidation and restructuring of our women's line sales force. Essentially all of the golf and specialty store territories that were previously served by sales representatives dedicated exclusively to our women's products were either combined with men's, converted to multi-line sales representatives or are being converted to commission only territories effective May 1, 2002. Five sales representatives were involuntarily terminated as of January 21, 2002. As part of the sales force consolidation we recorded a write off of approximately $1.5 million relating to commission draws and sample receivable balances. This amount is recorded in "Restructuring and Asset Impairment" on the Statements of Operations.

        Costs that relate to ongoing operations are not part of restructuring charges and are not included in "Restructuring and Asset Impairment" charges. In accordance with EITF Issue No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments resulting from the discontinuation of our golf shoe business and closure of our European subsidiary are recorded in "Cost of Sales" on the Statements of Operations. As of January 31, 2002, inventory write downs relating to discontinuing our golf shoe business and closure of our European operations were approximately $1.2 and $1.7 million, respectively.

        As of January 31, 2002, the pretax restructuring and asset impairment charges were as follows:

Asset Impairment	$5,643,724
Lease Obligations	474,738
Termination Benefits	638,212
Professional fees and other miscellaneous restructuring costs	625,508

$7,382,182

        Total cash outlays relating to the restructuring and asset impairment charges are expected to be approximately $1.3 million, none of which has been paid to date. We expect to record an additional $1.4 million to $1.7 million in restructuring related charges during the fourth quarter of fiscal 2002 as the Company substantially completes the closure of its subsidiary. These additional charges would relate to additional reserves necessary to write down the operation's receivables generated in the fourth quarter, additional termination benefits, if any, and the write-off of any remaining translation losses accumulated on the Company's balance sheet as of April 30, 2002. The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: style changes and product acceptance, relations with and performance of suppliers, the ability of the Company to control costs and expenses, the ability of the Company to carry out successful design and planned product and brand messaging/extension activities and to penetrate its chosen distribution channels, the ability of the Company to secure a distributor or licensee relationship in Europe, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, risks associated with the Company's entry into new markets or distribution channels, technological change, political and trade relations and the overall level of consumer spending on apparel and global economic conditions, the events of September 11, 2001 and ongoing military actions. Additional information on these and other factors that could affect the Company's financial results is set forth below and in our Securities and Exchange Commission filings. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. The Company assumes no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the federal securities laws.

Results of Operations

  Three Months Ended January 31, 2002 Compared With Three Months Ended January 31, 2001

        Net Sales    During the third quarter of fiscal 2002 net sales increased approximately $0.3 million or 0.8% to $32.6 million from $32.4 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Three Months Ended January 31
In Thousands, except percent change	2002	2001	Increase/ (Decrease)	Percent Change
Golf	$6,793	$7,392	$(599)	(8.1)%
Corporate	11,839	12,756	(917)	(7.2)
Specialty retail	6,169	5,133	1,036	20.2
International	1,775	2,108	(333)	(15.8)
Other	6,061	4,980	1,081	21.7

	$32,637	$32,369	$268	0.8%

        In the third quarter of fiscal 2002, net sales to the golf distribution channel decreased by $0.6 million or 8.1% to $6.8 million from $7.4 million in the same period of the prior year. Net sales to the corporate channel decreased by $0.9 million or 7.2% to $11.8 million from $12.8 million in the same period of the prior year. The decrease in net sales to these distribution channels is due to lower consumer and corporate spending due to current economic conditions. Net sales to our specialty retail distribution channel increased $1.0 million or 20.2% to $6.2 million from $5.1 million in the same period of the prior year. The increase in this channel is due to increasing acceptance of our product in the specialty retail marketplace. Net sales to our international distribution channel decreased by approximately $0.3 million or 15.8% to $1.8 million from $2.1 million in the same period of the prior year. The decrease in this channel is due to the slowing global economy and our decision to close our European operations. Net sales to our "other" distribution channel, which includes sales from Company-owned retail and liquidation sales, increased 21.7% or $1.1 million to $6.1 million from

$5.0 million in the same period of the prior year. This increase is primarily due to an increase in the number of Company-owned retail stores from eleven in the third quarter of fiscal 2001 to fourteen in the third quarter of fiscal 2002 and an increase in liquidation sales due to the competitive retail environment.

        Gross Margin    In the third quarter of fiscal 2002, gross margin decreased to 34.1% of net sales, compared to 45.8% in the same period of the prior year. This was due to inventory write downs related to our restructuring plan, higher liquidation losses and higher off-price discounts driven by the competitive retail environment and a slight change in sales mix.

        Design and Production Expense    The dollar amount design and production expenses remained level at approximately $1.1 million compared to the same period of the prior year and increased slightly as a percentage of net sales to 3.5% from 3.4%. Production expenses decreased primarily due to decreased salary and travel costs. However, this decrease was offset by an increase in design expenses, primarily due to increased personnel and sample costs to support the continued development of our women's fashion line.

        Selling and Shipping Expense    Selling and shipping expenses decreased by $0.7 million, or 6.3%, to $10.9 million from $11.6 million in the same period of the prior year, and decreased as a percentage of net sales to 33.4% from 35.9%. Selling expenses decreased primarily due to decreased commissions and salary costs as well as travel and sales meeting costs. This decrease in selling expenses was partially offset by increases in shipping expenses and store-level operating expenses. The increase in shipping expenses was primarily due to increased facilities costs and depreciation expenses associated with the distribution center. The store level operating expenses associated with Company-owned retail stores included in selling and shipping expenses reflect expenses associated with fourteen retail locations during the third quarter of fiscal 2002 compared to eleven in the third quarter of fiscal 2001.

        General and Administrative Expense    General and administrative expenses increased by $0.2 million or 6.3%, to $3.7 million from $3.5 million in the same period of the prior year, and increased as a percentage of net sales from 10.7% to 11.2%. The increase during the third quarter of fiscal 2002 was primarily due to increased depreciation expense for corporate facilities, insurance expenses and professional fees.

        Restructuring and Asset Impairment    In our second quarter earnings release we announced and began implementation of an operational restructuring plan to reduce operating costs, streamline our organizational structure and focus on areas of our business that provide the greatest growth opportunities. The major initiatives of the operational restructuring plan include closing our wholly- owned European subsidiary Cutter & Buck (Europe) BV. and establishing licensing relationships in key European markets, refining our retail strategy, consolidating and restructuring our women's line sales force and discontinuing our golf shoe business.

        In accordance with EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the Company has recorded a restructuring charge of approximately $3.3 million relating to the closure of our wholly-owned subsidiary Cutter & Buck (Europe) BV. This component of the "Restructuring and Asset Impairment" charge includes termination and severance benefits to be paid as a result of the involuntary termination of approximately 20 employees located in the Netherlands, reserves necessary to write-down the operation's receivables due to lower than anticipated recoveries, the write-down of other current assets, furniture and equipment and leasehold improvements to net realizable value and other costs resulting from closing our European operation. Approximately $1.7 million of inventory write downs expected to be incurred as a result of selling inventory below cost has been recorded in "Cost of Sales" on the Statements of Operations. We expect to substantially complete the closure of our European subsidiary by April 30, 2002 and to settle the remaining liabilities in accordance with contract terms which extend into fiscal 2003.

        As a result of refining our retail strategy and concurrent with our strategic planning process we performed an evaluation of the recoverability of the assets relating to our retail stores in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing full-price stores at their respective escape dates. We also adjusted the net book value of another two full-price stores to their estimated fair value. Costs associated with this component of the operational restructuring plan include store fixed asset write downs (primarily leasehold improvements) and lease termination costs, totaling approximately $2.5 million. As we continue to evaluate and refine our retail strategy we may incur additional write-downs of the related assets to their estimated fair values or other changes relating to possible store closures.

        During the third quarter of fiscal 2002 we also completed the consolidation and restructuring of our women's line sales force. Essentially all of the golf and specialty store territories that were previously served by sales representatives dedicated exclusively to our women's products were either combined with men's, converted to multi-line sales representatives or are being converted to commission only territories effective May 1, 2002. Five sales representatives were involuntarily terminated as of January 21, 2002. As part of the sales force consolidation we recorded a write off of approximately $1.5 million relating to commission draws and sample receivable balances. This amount is recorded in "Restructuring and Asset Impairment" on the Statements of Operations.

        Costs that relate to ongoing operations are not part of restructuring charges and are not included in "Restructuring and Asset Impairment" charges. In accordance with EITF Issue No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments resulting from the discontinuation of our golf shoe business and closure of our European subsidiary are recorded in "Cost of Sales" on the Statements of Operations. As of January 31, 2002, inventory write downs relating to continuing our golf shoe business and closure of our European operations were approximately $1.2 and $1.7 million, respectively.

        As of January 31, 2002, the pretax restructuring and asset impairment charges were as follows:

Asset Impairment	$5,643,724
Lease Obligations	474,738
Termination Benefits	638,212
Professional fees and other miscellaneous restructuring costs	625,508

$7,382,182

        Total cash outlays relating to the restructuring and asset impairment charges are expected to be approximately $1.3 million, none of which has been paid to date. We expect to record an additional $1.4 million to $1.7 million in restructuring related charges during the fourth quarter of fiscal 2002 as the Company substantially completes the closure of its subsidiary. These additional charges would relate to additional reserves necessary to write down the operation's receivables generated in the fourth quarter, additional termination benefits if any, and the write off of any remaining translation losses accumulated on the Company's balance sheet as of April 30, 2002. The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

        Operating Loss    As a result of the above items, operating loss increased $10.6 million to $12.0 million in the third quarter of fiscal 2002 compared to $1.4 million in the third quarter of fiscal 2001.

        Income Taxes    We recorded approximately $3.9 million of income tax benefits in the third quarter of fiscal 2002 compared to $0.6 million in the third quarter of fiscal 2001. Income tax benefits related to restructuring and asset impairment charges totaled $3.1 million in the third quarter of fiscal 2002, and were recorded at an effective rate of 30% since the benefit may be offset by state tax liabilities in certain jurisdictions and certain components of the charge may not be deductible for tax purposes. The effective rates for income taxes in the third quarter of fiscal 2002 and 2001 were 40% and 38%, respectively, excluding restructuring and asset impairment charges. The effective rate increased as the Company opened retail stores in additional states, thereby incurring increased state income taxes.

Results of Operations

  Nine Months Ended January 31, 2002 Compared With Nine Months Ended January 31, 2001

        Net Sales    During the first nine months of fiscal 2002 net sales decreased $4.2 million or 3.6% to $113.3 million from $117.5 million in the same period of the prior year. The detail of net sales by distribution channel is as follows:

	Nine Months Ended January 31
In Thousands, except percent change	2002	2001	Increase/ (Decrease)	Percent Change
Golf	$31,606	$35,437	$(3,831)	(10.8)%
Corporate	41,258	46,066	(4,808)	(10.4)
Specialty retail	19,208	17,271	1,937	11.2
International	5,782	7,122	(1,340)	(18.8)
Other	15,413	11,576	3,837	33.1

	$113,267	$117,472	$(4,205)	(3.6)%

        In the first nine months of fiscal 2002, net sales to the golf distribution channel decreased by $3.8 million or 10.8% to $31.6 million from $35.4 million in the same period of the prior year. Net sales to the corporate channel decreased by $4.8 million or 10.4% to $41.3 million from $46.1 million in the same period of the prior year. The decrease in net sales to these distribution channels is due to lower consumer and corporate spending due to current economic conditions. Net sales to our specialty retail distribution channel increased $1.9 million or 11.2% to $19.2 million from $17.3 million in the same period of the prior year. The increase in this channel is due to increasing acceptance of our product in the specialty retail marketplace. Net sales to our international distribution channel decreased by approximately $1.3 million or 18.8% to $5.8 million from $7.1 million in the same period of the prior year. The decrease in this channel is due to the slowing global economy and our decision to close our European operations. Net sales to our "other" distribution channel, which includes sales from Company-owned retail and liquidation sales, increased 33.1% or $3.8 million to $15.4 million from $11.6 million in the same period of the prior year. This increase is primarily due to an increase in the number of Company-owned retail stores from eleven in the first nine months of fiscal 2001 to fourteen in the first nine months of fiscal 2002 and an increase in liquidation sales due to the competitive retail environment.

        Gross Margin    In the first nine months of fiscal 2002, gross margin decreased to 39.3% from 45.0% in the same period of the prior year. This was due to inventory write downs related to our restructuring plan, higher liquidation losses and higher off-price discounts driven by the competitive retail environment and a slight change in sales mix.

        Design and Production Expense    Design and production expenses increased approximately $0.6 million or 18.9% to $3.6 million from $3.0 million in the same period of the prior year, and increased as a percentage of net sales to 3.2% from 2.6%. The increase was primarily attributable to increased personnel and sample costs to support the continued development of our women's fashion line.

        Selling and Shipping Expense    Selling and shipping expenses increased by $0.9 million, or 2.7%, to $34.8 million from $33.9 million in the same period in the prior year, and increased as a percentage of net sales to 30.7% from 28.9%. Selling expenses decreased primarily due to a decrease in commission, salary, travel, fixturing and sales meeting expenses. This decrease was more than offset by increases in shipping expense and store operating expense. The increase in shipping expenses was primarily due to increased facilities costs and depreciation expenses associated with the distribution center which were partially offset by lower salaries and contract labor costs. The store level operating expenses associated with Company-owned retail stores are included in selling and shipping expenses and reflect expenses associated with fourteen retail locations during the first nine months of fiscal 2002 compared to eleven in the first nine months of fiscal 2001.

        General and Administrative Expense    General and administrative expenses increased by $1.8 million or 17.5% to $11.9 million from $10.1 million in the same period of the prior year, and increased as a percentage of net sales to 10.5% from 8.6%. The increase during the first nine months of fiscal 2002 was primarily due to increased amortization of deferred compensation, increased rent and depreciation expense associated with corporate facilities and information technology initiatives, increased bad debt expense relating to credit exposures, increased excise taxes on capital leases and increased property taxes.

        Operating Income    As a result of the above items, operating income decreased by $18.9 million to an operating loss of $13.1 million in the first nine months of fiscal 2002 compared to operating income of $5.9 million in the first nine months of fiscal 2001.

        Income Taxes    We recorded approximately $4.6 million of income tax benefits in the first nine months of fiscal 2002 compared to $2.1 million in the first nine months of fiscal 2001. Income tax benefits related to restructuring and asset impairment charges totaled $3.1 million in the first nine months of fiscal 2002, and were recorded at an effective rate of 30% since the benefit may be offset by state tax liabilities in certain jurisdictions and certain components of the charge may not be deductible for tax purposes. The effective rates for income taxes in the first nine months of fiscal 2002 and 2001 were 40% and 38%, respectively, excluding restructuring and asset impairment charges. The effective rate increased as the Company opened retail stores in additional states, thereby incurring increased state income taxes.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended January 31, 2002 was approximately $21.3 million compared to net cash used in operating activities of approximately $1.9 million for the nine months ended January 31, 2001. Net cash provided by operating activities for the nine months ended January 31, 2002 resulted primarily from collections of accounts receivable of $23.1 million, a decrease in inventory of $3.1 million, depreciation and amortization of $4.8 million, noncash restructuring and asset impairment charges of $6.1 million and inventory write-downs related to restructuring of $2.9 million. The restructuring and asset impairment charges and inventory write-downs were recorded as part of our operational restructuring plan to close our wholly owned European subsidiary, write-down certain retail store assets, consolidate and restructure our women's line sales force, and discontinue our golf shoe business. These amounts were partially offset by a loss from operations of $9.5 million, increases in prepaid expenses and other net assets of $4.4 million and the timing of payments for certain payables. Approximately $6.5 million of the decrease in inventory relates to Classics merchandise, which was partially offset by an increase in fashion merchandise of approximately $3.0 million. The balance of the decrease relates primarily to footwear and accessories. We reduced our inventory buys beginning in the second quarter of fiscal 2002 and expect to further reduce inventories by over $10.0 million during our fourth quarter to align inventories more closely with sales expectations as we enter fiscal 2003. For the nine months ended January 31, 2001, net cash provided by operating activities resulted from cash generated from profitable operations, a reduction in accounts receivable of $17.2 million, an increase in accounts payable and accrued liabilities, depreciation, amortization, and a deferred gain from the sale and leaseback of capital assets. This was offset by an increase in inventory of $24.1 million, and increases in prepaid expenses, other current assets and income tax payments.

        Net cash used in investing activities was approximately $1.8 million for the nine months ended January 31, 2002 and was primarily due to the purchases of capital equipment. Capital expenditures, including equipment acquired under capital leases during this period included $0.2 million for in-store fixtures and concept shops, $0.8 million for computer hardware and software, $0.6 million for equipment and leasehold improvements associated with Company-owned retail stores and $0.2 million for the distribution center and warehouse management system. Net cash used in investing activities for the nine months ended January 31, 2001 was $2.1 million and was primarily due to purchases of capital equipment, which was partially offset by proceeds of approximately $6.7 million from a sale and leaseback of capital assets. Capital expenditures, including equipment acquired under capital leases during this period included $0.9 million for in-store fixtures and concept shops, $3.3 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.7 million for the distribution center and warehouse management system and $2.8 million for computer hardware and software, leasehold improvements, and other furniture and equipment.

        Net cash used in financing activities for the nine months ended January 31, 2002 was approximately $17.0 million. This resulted from net repayments of $15.1 million in short-term borrowings and payments of approximately $2.0 million under capital lease obligations. These amounts were partially offset by $0.2 million of cash generated from the sale of common stock under the employee stock purchase plan and pursuant to the exercise of stock options. Net cash provided by financing activities for the nine months ended January 31, 2001 was approximately $2.8 million. This was primarily due to net short term borrowings of $3.1 million and approximately $0.3 million from the sale of common stock under the employee stock purchase. This was partially offset by capital lease payments of approximately $0.6 million.

        In March 2002, we renewed and modified our loan agreement with Washington Mutual Bank to a $35 million line of credit. This line of credit is more fully described in footnote six (Debt) to the Company's financial statements.

        Our primary need for funds is to finance working capital and to fund capital expenditures. We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit will be sufficient to meet our cash requirements in the current and next fiscal years. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs and various other factors. Depending upon our growth and working capital needs, we may require additional financing in the future through debt or equity offerings, which may or may not be available or may be dilutive. Our ability to obtain additional financing will depend on our operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2001. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under difference assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season fashion merchandise. The net realizable value of the out-of-season merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its net realizable value. If actual market conditions are less favorable than those projected by management, additional allowances may be required.

Impairment of Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and changes in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously described, the Company is a party to a lawsuit related to labor issues in Saipan, Does v. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The Company is awaiting the outcome of that hearing.

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
None
  b)
  Reports on Form 8-K

    The Company filed a Form 8-K on December 21, 2001 announcing earnings for the second quarter of fiscal 2002 and guidance for the remainder of fiscal year 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
Dated: March 18, 2002	By	/s/ STEPHEN S. LOWBER Stephen S. Lowber Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

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