Form 10-K
period 2002-04-30
CUTTER & BUCK INC
filed 2002-10-10
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 2002 or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 0-26608

CUTTER & BUCK INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1474587 (I.R.S. Employer Identification No.)

701 N. 34th Street, Suite 400
Seattle, Washington 98105
(Address of principal executive offices, including zip code)

(206) 622-4191
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value as of September 25, 2002 of the voting stock held by non-affiliates of the Registrant was approximately $31,184,247 based upon the closing price as reported by NASDAQ. As of such date, there were 10,603,276 shares outstanding of the Registrant's Common Stock, no par value per share.

CUTTER & BUCK INC.

Form 10-K

For the fiscal year ended April 30, 2002

PART I

Item 1. Business

Restatement Information

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We have also restated the selected financial data for 1998 and 1999. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chairman and Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal year 2000 had been recorded as sales of inventory for that year. Subsequent to that announcement, the Special Committee continued its investigation to confirm whether any additional accounting irregularities had occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors.

        Upon completion of the Special Committee's restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary encompassing the fiscal years 2000 and 2001 and each of the periods noted above. We have also recorded a cumulative effect adjustment to retained earnings for amounts related to 1998 and 1999 of $250,541. Since the restatement adjustments related primarily to the timing of the recognition of revenue, the restatement had an insignificant impact on our shareholders' equity as of April 30, 2002. All adjustments fell into the following categories:

        Restatement of distributor transactions:    In the fourth quarter of fiscal 2000 we made shipments of product to three distributors on a consignment basis and improperly recorded these shipments as sales. Some of this product was sold by the distributors during fiscal 2001 and cash was remitted to us. At the end of fiscal 2001 the unsold product was returned to us and recorded as sales returns. The fiscal 2000 financial statements are being restated to reverse these sales and the fiscal 2001 financial statements are being restated to record sales by the distributors on a cash basis and to reverse the sales returns.

        Restatement of premature shipments:    We generally ship our product to arrive on customer specified delivery dates. In certain instances, we shipped product to customers well in advance of the date originally specified by the customer. We have restated our financial statements for the fiscal years 1998 through 2001 to record sales in the period that the customer requested the goods to be received taking into account a normal time to assure receipt in accordance with customer specified terms.

        In addition, on certain occasions we shipped product to third parties where it was held until the customer specified dates, or shipped product in ways that assured slow delivery. We have restated for all such sales to record the sales upon substantive transfer of the product to the customer.

        Restatement of European operations:    Certain accounting errors were discovered during the process of closing our European operations. We have restated our financial statements for fiscal years 2000 and 2001 to adjust for an understatement of accrued expatriate compensation and overstatement of recoverable value added taxes.

        Income Taxes:    We have recorded the income tax effects of the restatements in each year using the marginal federal and state income tax rates.

        The effect of the restatement on the consolidated financial statements is summarized as follows:

	As Previously Reported	As Restated
	(in thousands)
Net loss for the quarter ended January 31, 2002	$(8,350)	$(8,501)
Net income for the quarter ended October 31, 2001	225	347
Net loss for the quarter ended July 31, 2001	(1,352)	(1,179)
Net income for the year ended April 30, 2001	3,702	5,472
Net income for the quarter ended April 30, 2001	292	1,451
Net loss for the quarter ended January 31, 2001	(963)	(546)
Net income for the quarter ended October 31, 2000	3,051	2,567
Net income for the quarter ended July 31, 2000	1,322	2,000
Net income for the year ended April 30, 2000	10,629	8,193

        Additional information related to the restatement of our financial statements for the periods mentioned above is set forth in Note 1 to Notes to Consolidated Financial Statements in Part IV Item 14(a)(1).

        Since the discovery of the matters discussed above, we have taken remedial steps to improve our accounting procedures and internal controls to mitigate the risk of recurrence of such matters as follows:

  •
  Termination of employment of those individuals who appear to have been responsible for these activities;

  •
  Clarification and strengthening of our revenue recognition policy and communication of that policy throughout the Company; and

  •
  Completion of a comprehensive review of our European subsidiaries as part of their closure.

In addition, our new CEO is actively professing ethics, business integrity and individual responsibility to all our employees.

Recent Development

        Internal investigation.    As previously announced, we conducted an internal investigation into accounting irregularities occurring in the fiscal years ended April 30, 2000 and April 30, 2001. The investigation was expanded to cover the fiscal years 1998 through the third quarter of 2002. As a result of our internal investigation, we are restating our financial results for those periods in order to correct inaccurate reporting of certain transactions and to properly reflect the treatment of sales entries that should have been recorded in different periods.

        SEC and NASDAQ.    As previously announced, we have received letters of inquiry from the Securities and Exchange Commission and the NASDAQ Stock Market regarding the circumstances leading up to the restatement of our financial results. We are cooperating with those agencies concerning their inquiries.

        NASDAQ delisting.    We filed a Form 8-K on August 16, 2002 announcing we had received a letter from the NASDAQ informing us that we were in violation of NASDAQ Rule 4310(c)(14), which requires us to maintain at least three years of audited financial statements, and NASDAQ Rules 4330 and 4330(c), which relates to public interest concerns. NASDAQ has determined that we are in violation of these rules, at least partially as a result of our restatement and as a result of our delay in filing our Annual Report on Form 10-K for the fiscal year ended April 30, 2002 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2002. We also indicated we would request a hearing on this matter. The hearing was held on September 20, 2002, and there has been no decision on delisting to date.

        Recent litigation.    As more fully described in Part I, Item 3—Legal Proceedings, on September 13, 2002, a complaint was filed in the United States District Court for the Western District of Washington. The complaint is brought purportedly on behalf of all persons who purchased our common stock during the period from June 23, 2000 to August 12, 2002. The complaint alleges liability under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on the grounds that we and other defendants falsely reported our results for the fiscal years 2000-2002 through improper revenue recognition.

        Also as more fully described in Part I, Item 3—Legal Proceedings, on September 18, 2002, another complaint was filed in the United States District Court for the Western District of Washington. It is brought purportedly on behalf of all persons who purchased our common stock on the open market during the period from July 30, 2000 to August 12, 2002 excluding certain of our affiliates. The complaint alleges liability under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on the grounds that we and other defendants falsely reported our financial results during the period through improper revenue recognition.

        Also as more fully described in Part I, Item 3—Legal Proceedings, on October 7, 2002, another complaint was filed in the United States District Court for the Western District of Washington. It is brought purportedly on behalf of all persons who purchased our common stock on the open market during the period from June 23, 2000 to August 12, 2002, excluding certain of our affiliates. The complaint alleges liability under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, on the grounds that we and the other defendants falsely reported our financial results during the period through improper revenue recognition.

        Indemnification claims.    Our former CEO, Harvey N. Jones, COO, Martin J. Marks and CFO, Stephen S. Lowber, have each notified us that they are claiming the right to be indemnified under our Articles of Incorporation for expenses related to the SEC and NASDAQ investigations and, if applicable, to the recent litigation described above.

Overview

        We design and market distinctive men's and women's sportswear and outerwear under the Cutter & Buck brand. We sell our products through golf pro shops and resorts, corporate accounts, specialty retail stores, international distributors and licensees and other distribution channels. Our goal is to become one of the most recognized and respected brands of sportswear and outerwear in the world. Our products feature distinctive designs and rich detailing using predominantly natural fiber textiles. We market our products as lifestyle collections targeted to men and women who seek classic American styles updated with the latest textile and fashion innovations. We have established a strong brand following with upscale golfers, and are using that awareness and loyalty to expand into a well-known fashion brand.

        During the first quarter fiscal year 2003, we realigned our management structure into Strategic Business Units (SBUs): Golf, Corporate, Fashion (formerly specialty retail stores), Consumer Direct (includes Company-owned retail stores and e-commerce, formerly included in "Other"), International and Other. We believe the SBU structure will allow us to more intensively manage our business and serve our customers.

Company Strengths

        We believe that the following strengths have contributed to our past success and may provide us with a competitive advantage:

  •
  Distinctive quality products. Our garments feature original Cutter & Buck designs manufactured to a high standard for our industry. We use fine-gauge combed cotton, virgin wools and performance microfibers, with unique trims, distinctive colors and special fabric finishes. Each season, we obtain new fabrications from our worldwide suppliers and introduce new collections unique to our industry.

  •
  Upscale brand identity. Cutter & Buck is a nationally-recognized premium lifestyle brand, built on quality products and strong imagery. In our sporting collections, our marketing themes revolve around golf, tennis, fishing, water sports and other leisure pursuits designed to appeal to many of our target customers. We reinforce our upscale brand image at the store level with specialized fixturing that presents our lines as distinctive collections. Our fashion collections target our upscale consumers in casual business settings or relaxed weekend environments. We believe that our consumers are seeking a refined level of sophistication with all their casual purchases, and our designs, manufacturing standards and marketing for both sport and fashion collections are structured accordingly.

  •
  Multi-channel distribution strategy. To protect the integrity of the Cutter & Buck brand and to support long-term sales growth and brand awareness, we predominantly distribute our products through golf pro shops and resorts, corporate accounts, specialty retail stores, and our fourteen Company-owned retail stores. We believe that these channels complement one another, since they target similar consumers and use similar merchandising and pricing practices that feature Cutter & Buck as a leading premium apparel brand.

  •
  Dedicated sales force. As of April 30, 2002, we employed 107 salespeople who present seasonal collections to buyers and service accounts throughout the year. We believe that our business is relationship-driven and having our own sales force enables us to build a long-term growing business with our accounts.

Products

        We custom design our products in-house featuring high-quality materials, such as fine-gauge combed cotton, virgin wools and performance microfibers. Our products are finished with unique trims, special fabric finishes and washes and extra needlework. They are manufactured in factories selected for their ability to ensure high quality in their production process.

        Our designs incorporate distinctive colors and are merchandised as color- and design-coordinated collections rather than isolated categories. We offer two lines a year, spring and fall, composed of a Fashion line and a complementary Classics line. Classics are predominantly solid-color garments with multi-season appeal. We rely on the styling, detailing, color and quality of our fabrics to distinguish our Classics products from competitive products. We generally price our Classics at levels lower than our Fashion line, which permits our customers to offer Cutter & Buck products at a range of price points. Higher per-item volumes for Classics products allow us to achieve production efficiencies and lower costs. Classics products are sold throughout the year through all of our distribution channels and represent a predominant amount of sales through the corporate channel.

        Our Fashion products are designed to incorporate innovations in color, fabric and styling and tend to remain available for only one season. We develop proprietary fabrications and artwork for our complex prints and distinctive trim components in cooperation with experienced suppliers worldwide. Fashion products currently represent a majority of sales in both the golf and specialty retail store channels.

        We present each season's collections to our customers in several groups of distinct, coordinated merchandise. These groups are available for delivery to customers during sequential time periods for the fall and spring collections. Customer-initiated product reorders can often extend the delivery period for a season by up to three months. The product mix changes seasonally, including, for example, more sweater styles in fall collections and more short-sleeve shirts in spring collections. We consider our ability to offer merchandise collections a strategic advantage since our customers generally prefer to purchase compatible assortments rather than assembling coordinated merchandise from various brands that do not share common colors and themes.

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

Product Design, Development and Sourcing

        We believe that updated, traditional sportswear and outerwear for men and women is an established and growing category within the apparel industry. Changes of color, fabric and body shapes in this category tend to be gradual, thereby allowing our product lines to evolve season to season. This provides stability in the design environment and consistency in our product offerings.

        Our design staff, determines product strategy, color and fabric selection and assortment of styles for each season's collections, which is accomplished over a three- to four-month period. Due to the length of our production and sales cycles, we generally strive to complete the design process and place orders for product samples at least 10 to 14 months prior to the first delivery of products to our customers.

        The design staff is responsible for creating innovative products for our two seasonal collections. During the design process, our manufacturing sources develop new seasonal textiles as directed by the merchandising and design teams. This enables us to source a wide variety of textile and printed artwork designs, many of which we acquire for our exclusive use. Our partnerships with key suppliers enhances our ability to develop distinctive and innovative apparel. Currently, we source our production from factories in Asia, North and South America and Turkey. We do not have formal long-term contracts with any of our suppliers or agents.

        Our in-house embroidery operation substantially reduces our reliance on independent embroiderers. This operation is intended to reduce costs, shorten delivery time and enhance quality control of our embroidered products. In addition to our in-house embroidery operations, we occasionally contract with a number of independent domestic embroiderers during peak embroidery production and shipping periods. Our in-house embroidery manufacturing operation handled substantially all of the embroidered logo requirements of our golf pro shops in fiscal 2002.

        We could experience difficulty satisfying our production requirements if any of our significant suppliers or manufacturers were to have an interruption of business or were unable or unwilling to meet our production needs or if we modified the terms of payment to suppliers such that some suppliers chose to discontinue doing business with us. We could also experience delays in shifting production to other manufacturers or agents because of the complex fabrication, unique trims and extensive detailing of our products.

        We have experienced production delays in the past, and production delays may occur in the future. We may also experience delays in shipping from time to time, whether due to third-party strikes, or otherwise. Delays in shipments, inconsistent garment quality and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry and our business, financial condition and operating results.

        Our operations are also affected by economic, political, governmental and labor conditions in the countries where our products are manufactured. Changes in economic policies or political conditions in those countries could result in disruption of trade, new or additional currency or exchange controls or the imposition of other restrictions and could increase the prices we pay for our products. Foreign and domestic suppliers of our garments are subject to increasing scrutiny and public sensitivity to ensure their compliance with applicable laws, including laws affecting working conditions and pay. Lawsuits have targeted both suppliers and companies that purchase goods from foreign and domestic suppliers for manufacturers' failure to comply with those laws. We have adopted SA8000, an international, independently-monitored code of conduct to help to ensure proper compliance with laws, regulations and the principles of human dignity.

        Fashion trends can change rapidly, and our business is particularly sensitive to such changes because we typically design and arrange for the manufacture of our apparel substantially in advance of sales of our products to consumers. With the introduction of our women's line, we have added a consumer base that is typically more sensitive to changes in fashion and as our women's line becomes a greater part of our business as a whole, fashion obsolescence becomes an even greater risk for us. We cannot assure you that we will accurately anticipate shifts in fashion trends, or in the popularity of golf, and adjust our merchandise mix to appeal to changing consumer tastes in apparel in a timely manner. If we misjudge the demand for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could substantially harm our business or our brand image.

Distribution and Sales

        Our products are distributed through golf pro shops and resorts, corporate accounts, specialty retail stores, international distributors and licensees and other distribution channels. Each of these channels sells Classics and Fashion products from our seasonal collections. We believe that these channels are complementary, since they have compatible merchandising and pricing practices and broaden the visibility and reach of the Cutter & Buck brand among our target consumers.

        Domestic.    We primarily sell to our distribution channels through an exclusive sales force. We also use multi-line sales representatives for certain geographic areas and markets. At the end of fiscal 2002, our exclusive golf sales force consisted of 28 field sales representatives and 12 independent sales representatives. We also employed 37 sales representatives who sell to major corporations, either directly or through promotional products companies, and 30 additional company and independent sales representatives who sell to specialty retail stores and the big and tall market. Each sales representative is responsible for serving targeted accounts in a specific geographical territory through merchandise consultation and training, and is responsible for meeting specific account growth and average-order-size goals. Sales representatives present our collections each season at national and regional trade shows and at customers' stores through pictorial workbooks, looseleaf promotional materials and full sample lines.

        International.    Until April 30, 2002, our subsidiaries in the Netherlands and Germany were marketing and selling our products in Europe. On April 26, 2002, we entered into a licensing arrangement with Eurostyle Ltd. to serve this market and closed these subsidiaries effective April 30, 2002. In addition, we have six renewable contracts with international distributors to sell our products in Australia, New Zealand, the Philippines, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait, Oman, South Africa, Singapore, Malaysia, Japan and Korea. These distribution agreements range in terms from three to five years and allow distributors to purchase our products at reduced cost for resale to their respective retail customers. The products offered for distribution in these territories are identical to the products offered in the United States and these distributors often use our marketing technique of offering the products in collections.

        We also have licensees that have contracted for the right to manufacture and market Cutter & Buck designs in specified international markets, including Hong Kong, China and Canada. Cutter & Buck license agreements generally have three-year terms and require these licensees to pay us royalties as a percentage of net sales. Most of these agreements also contain annual royalty minimums, and all agreements give us final control over product design and quality. These licensing arrangements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

Retail Operations

        We opened our first Company-owned retail store in October 1998 in Seattle, Washington. Since then we have opened thirteen additional stores. These stores showcase the men's and women's fashion collections as well as tournament-licensed Cutter & Buck merchandise from the U.S. Open, PGA Championship and Ryder Cup. We believe each store's environment evokes the casual sporting atmosphere of an upscale golf clubhouse, complete with historic photos and antique sporting equipment. Collections of business casual dress for men, upscale weekend wear as well as golf wear for men and women are displayed on tables and in wall units. We believe that the stores offer a compelling assortment of our products to the upscale casual wear consumer in a relaxed, friendly environment.

        Our stores provide opportunities for introducing the Cutter & Buck brand to a wider audience not previously familiar with our full range of products due to the relatively small size of most golf pro shops and specialty retail stores. Our existing stores range in size from approximately 3,500 square feet to 5,000 square feet.

        During the third quarter of fiscal year 2002, we began implementing a restructuring plan which included refining our retail strategy. We engaged a consultant to assist us in this process and performed an evaluation of the recoverability of the assets relating to our Company-owned retail stores. We concluded from the results of this evaluation that a significant impairment of retail store long-lived assets had occurred. As a result, we decided to close three under-performing stores during the first quarter of fiscal 2003 and adjust the net book value of another two stores to their estimated fair value. We will continue to evaluate the performance of our stores, and adjust these estimates as necessary.

        There are many risks associated with retailing, including risks related to managing retail operations, negotiating reasonable rental terms for our store locations, managing our relationships with specialty retailers who currently sell our products and competing with other retailers. We have limited experience in managing retail operations. If we are unable to successfully implement our retail strategy our business, financial condition and operating results may be materially harmed.

Marketing and Merchandising

        We portray our brand image of an American casual lifestyle by creating seasonal merchandise collections that are theme- and color-related for both our Classics and Fashion offerings. In our Classics collections, themes we commonly use in marketing are golf, tennis, fishing, water sports and other sporting activities which reinforce our image. We believe that, by featuring these sports and leisure activities, our products will appeal not only to participants, but also to those who identify with these types of lifestyles. Our name and logo are generally featured prominently on our products and displays to reinforce the Cutter & Buck brand in the mind of the consumer. The marketing of our fashion collections portrays our target consumers in appealing casual settings involving family and enjoyable leisure activities.

        We currently advertise in targeted consumer publications and produce photographic renditions of our new product lines for national distribution to existing wholesale customers. We also produce a catalog of our Classics products to be viewed by wholesale customers for in-stock reordering purposes. In addition, we have an Internet home page on the World Wide Web at http://www.cutterbuck.com, where we sell our products, provide information and pictures of our products and respond to inquiries from retail consumers.

        Our merchandise is sold and shipped to customers in collection groups in order to reinforce the overall conceptual strength of our product offerings. Our distinctive in-store fixturing program showcases these collections and enhances our brand image at the point of sale. The fixtures are designed to display assorted elements of our collections and allow the consumer to easily assemble and purchase coordinated outfits of shirts, pants, shorts, sweaters, sweatshirts and outerwear. We also offer customers logos and signage in order to complement the fixturing and create an environment that enhances the Cutter & Buck brand image. We have concept shop partnerships with a number of our customers, which are extensions of our fixturing program, offered to our higher-end, potentially best-performing golf pro shops and resort customers on a very selective basis. In a concept shop partnership, we team with customers that meet a higher minimum order requirement.

        To address the special needs of pro shops, tournament organizers and corporate customers, our in-house embroidery service work with these customers to embroider the customer's name or logo on our garments. The customary placement of the Cutter & Buck logo on the sleeve, cuff, or on the back of the garment allows us to accommodate more easily the typical desire of pro shops, tournaments and corporations to have their name or logo embroidered on the garment's left chest.

Information Systems

        We employ a fully integrated, real-time management information system that is specifically designed for the wholesale apparel industry. The system includes important features such as manufacturing resource requirements planning, production scheduling, detailed product tracking, standard costs system planning and control, and detailed perpetual inventory systems. As original purchases are tracked through various factory production phases by our production personnel, sales are tracked by our merchandisers in order to compare purchases against availability, thereby allowing us to react quickly to changes and trends. Our product development team utilizes sophisticated computer-aided design software to meet their design, collaboration and specification package requirements. We also have a remote-order entry system for our sales force, allowing them to monitor and use to reserve inventory for all styles, as well as establish sales plans and communicate order specifics. Customer service personnel receive this uploaded information daily and have access to real-time inventory availability.

        This comprehensive information system serves users in each of our operating areas, and is also used to create costing models, specification sheets and embroidery layout sheets. The manufacturing module integrates with the general ledger accounting and financial module. Our information system also provides detailed product gross margin information that assists us in managing product profitability. The system runs on IBM's RS6000 hardware and the AIX operating system, which allows for the fast processing of critical information and has the capability of serving a much greater number of users as we grow. During fiscal 2002, we continued to expand the relational database capabilities of our management information system to allow us to create specialized management reports and access critical decision support data.

        We have implemented a warehouse management system that was specifically designed for the apparel industry. This system provides a wide variety of modular applications that can be added as our needs evolve. As of April 30, 2002, we have installed the following system components: a radio frequency network and hand-held devices to support bar coding and tracking the real-time movement of inventory from receiving, order picking, embroidery production, order packing and order shipment; a cycle counting inventory management module; an automated customer return authorization and receiving control system; and automated tools to support our distribution center employee productivity and accuracy. This system was designed for and runs on an IBM AS/400 platform.

        To support our Company-owned retail stores and e-commerce business, we installed an integrated retail management and point of sale system. The purpose of this investment was to provide daily information to meet retail management's needs for a system that addresses sales tracking and management, profitability, inventory management, merchandising, and financial controls and reporting. Using the same retail system for our e-commerce business allows our web sales operation to mirror that of our brick-and-mortar stores and gain efficiencies through shared and integrated processes. We have also expanded our electronic data interchange capabilities to meet the needs of our department store customers.

        During fiscal 2002, we focused on improving internal customer support through the following resources: business process analysis and management of concurrent application development projects; enhancing decision support with additional data warehouse development; providing direction and strategy for new enterprise-level systems; enabling external customer care through extranet enhancements and supply-chain collaboration; and continuing necessary infrastructure upgrades and system integration extensions.

Order Booking Cycle and Backlog

        We typically receive our orders for a season over the period beginning when samples are first shown to customers. We begin to take orders for our fall collections in January, generally for delivery between May and October and for our spring collection in July, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders from the golf, corporate and specialty retail distribution channels, was approximately $24.3 million as of April 30, 2002. We expect to fill between 90% and 95% of those orders. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues and other customer-related issues, we typically do not ship all of our backlog. Backlog is generally shipped within nine months.

Competition

        The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and corporate accounts, are highly fragmented, with no single brand representing more than 10% of the market. We encounter substantial competition in all of our distribution channels from other apparel companies and distributors of promotional products and apparel. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility and distribution capabilities, all of which enhance our brand. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. We cannot assure you that we will be able to maintain or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

Trademarks

        CUTTER & BUCK, the Cutter & Buck pennant logo and the Cutter & Buck tour logo are our trademarks registered in the United States. CUTTER & BUCK is registered for use on apparel and other products in over 40 countries, and the other two marks are similarly registered in over a dozen countries. We also have applied for registration in a number of other countries. We regard our name and logo as valuable assets and critical to marketing our products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we do not believe we have been materially harmed from infringement of our trademarks or trade dress to date, we have experienced some instances of such infringement and have taken actions to protect our rights.

Employees

        As of April 30, 2002, we had 632 full time and 67 part time employees in the United States, of whom 107 were engaged in sales, 14 in production, 23 in merchandising and design, 74 in customer service, 11 in credit, nine in marketing, 210 in embroidery development and operations, 106 in consumer direct, 81 in distribution, 16 in information technology, seven in international and 41 in administration and finance. None of our employees is a member of a union. We consider our relations with our employees to be satisfactory.

        As of April 30, 2002, an additional nine individuals were employed by our wholly-owned subsidiaries. Of these employees, two were in customer service, one was in production, two were in credit, one was in information technology and three were in finance and administration. As of May 1, 2002, these employees were finalizing the liquidation of the subsdiaries and transitioning operations to our licensee, Eurostyle Ltd.

RISK FACTORS

        In addition to the other information in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating us and our business. The risks and uncertainties described below or elsewhere in this report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks described below or elsewhere in this report occur, our business, financial condition, operating results and cash flows could be materially harmed.

        Our stock may be delisted from The NASDAQ National Market.    As a result of our decision to restate our financial results, and as a result of the discoveries of accounting irregularities underlying that decision, NASDAQ notified us that our common stock no longer met the requirements for listing on its National Market and was to be delisted on August 23, 2002. We appealed that decision in a hearing on September 20, 2002. To date, the NASDAQ Hearings Department has not issued a decision as to whether to delist our common stock. While we believe that, upon completing the restatement of our financial results, we will be in compliance with all requirements for continued listing, there can be no assurance that our common stock will remain listed on NASDAQ. If our common stock is delisted, the value of our common stock will likely decline, shareholders may experience a significant decrease in the liquidity of our common stock, and we may experience increased difficulty in obtaining the capital necessary to operate our business.

        Shareholder lawsuits    Following the announcement of our decision to restate our financial results, we have received notice of three lawsuits filed against us by certain of our current and former shareholders. As described in Part I, Item 3—Legal Proceedings, these suits generally allege that the Company and certain of its former executive officers issued false and misleading statements during fiscal years 2000 to 2002, and that these statements constitute violations of federal securities laws. In addition, the indemnification provisions contained in the Company's Articles of Incorporation may require the Company to indemnify its former executive officers against the allegations contained in these suits. If we choose to settle these suits without going to trial, we may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, we may incur substantial losses as a result of an award of damages to the plaintiffs. Regardless of the ultimate outcome of these suits, however, litigation of this type is expensive and will require that we devote substantial Company resources and executive time to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm our business for the same reasons set forth in the following risks.

        Our business has been adversely affected by our decision to restate our financial results.    Following the announcement of our decision to restate our financial statements, we have experienced a decrease in bookings. Our management believes that this decrease may represent fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed.

        We had a substantial loss in fiscal year 2002 and may continue to incur losses in future periods.    We incurred a net loss of approximately $10.4 million during the fiscal year ended April 30, 2002, including a restructuring and asset impairment charge of approximately $8.5 million before income tax effects. As described in Note 8 to the financial statements, as part of our restructuring we have substantially streamlined our domestic and international sales infrastructure and eliminated certain product lines. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

        Our auditors have indicated that they believe there is a material weakness in our internal controls and procedures.    Following the Company's decision to restate its financial results, our independent auditors issued a letter to us indicating that they believe there is a material weakness, as defined in authoritative auditing literature, in our internal accounting controls. The material weakness related to lack of compliance with or circumvention of the Company's procedures and controls by employees and management at various levels. In an effort to address these concerns, the Company has begun educating both employees and management about complying with procedures and controls and setting the "tone at the top" to mitigate the risk that the events underlying the financial restatement will recur. There can be no assurance, however, that these efforts will be adequate to prevent future occurrences of the type giving rise to the restatement.

        We have recently lost several key executives who had important relationships with our suppliers, customers and employees.    During the last six months we have accepted the resignations of several of our key executives, including our former Chairman and Chief Executive Officer. Many of these executives had important relationships with our key suppliers, customers and employees. For us to execute our business plan, we must preserve and build upon the relationships with these suppliers, customers and employees in the absence of these executives. While the terms of a Transition and Release Agreement prevent our former Chairman and Chief Executive Officer from competing with or soliciting business or employees away from the Company, a court may refuse to enforce the provisions of this agreement. In addition, we do not have similar agreements with other former executives. If we are unable to preserve the relationships with our customers, suppliers and employees, or if any of our former executives choose to influence these individuals to the Company's detriment, our business may be materially harmed.

        We recently liquidated our European subsidiaries and now rely exclusively on relationships with a single distributor for our European sales.    As part of our restructuring initiatives, we recently completed the sale of substantially all our European assets to Eurostyle Ltd., a corporation formed under the laws of Ireland, and entered into a license agreement with Eurostyle. Following these transactions, we eliminated substantially all of our European sales force and commenced the liquidation of our European subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH. For the foreseeable future, we intend to rely exclusively on our relationship with Eurostyle for the distribution and sale of our products in Europe. We have less control over the marketing of our products by Eurostyle and there can be no assurance that we will continue to achieve historical levels of sales in Europe pursuant to this new arrangement. If we are unable to effectively sell our products through this distributorship, our business may be materially harmed.

        We are out of compliance with the terms of our credit facility.    The Company has a $35 million line of credit that is used to provide working capital financing and supports supplier financing with letters of credit. This line of credit contains certain covenants, including financial covenants. The Company is currently out of compliance with certain of these covenants, including the covenant to provide annual audited financial statements within 90 days of year end. As a result of this noncompliance, our lending banks are not obligated to make credit available to the Company under its line of credit. We are in discussions with our lenders, and are also investigating sources of alternative financing. If our lenders choose not to continue to lend to us and we are unable to find alternative sources of financing, our business could be materially harmed.

Item 2. Properties

        We lease our principal executive offices, which are located in Seattle, Washington, under leases that cover 31,858 square feet and expire in October and November 2002. We lease an additional 17,565 square feet of office space in Renton, Washington under a lease that expires in November 2002. We lease 405,000 square feet of space for a distribution center and embroidery production facility in Renton, Washington under a lease that expires in November 2011. We lease office space for our wholly-owned European subsidiary under a lease that expires in December 2002. We lease approximately 923 square feet of space for a showroom in Dallas, Texas, and approximately 4,313 square feet of space for a showroom in New York, New York. We also lease a small apartment in New York, New York under a lease that expires October 31, 2002. We leased approximately 1,824 square feet of space for a showroom in Atlanta, Georgia until April 30, 2002.

        We currently lease all fourteen of our retail store locations. These stores range in size from approximately 3,500 square feet to 5,000 square feet. Terms generally range from five to ten years. Most of these leases contain renewal options and certain leases contain provisions for payment of additional rent based on a percentage of sales. Some leases also include early termination options which can be exercised under specific conditions. We expect to close three under-performing stores in fiscal 2003.

        In April 2002 we executed a lease for office space in Seattle, Washington that covers 44,670 square feet and expires in July 2010. We moved our principal executive offices and our offices in Renton, Washington to this space in September 2002.

        During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, we decided to abandon 234,500 square feet of warehouse space at our distribution center. Between January 23, 2002 and September 10, 2002, we entered into three subleases which, in total, cover the entire abandoned warehouse space.

Item 3. Legal Proceedings

        On September 13, 2002, a lawsuit entitled Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber, No. CV02-1948 was filed by Steven Bourret in the United States District Court for the Western District of Washington. The complaint is brought purportedly on behalf of all persons who purchased the Company's common stock during the period from June 23, 2000 to August 12, 2002. It names as defendants the Company, the Company's former CEO and the Company's former CFO (collectively, "Defendants"). The complaint alleges liability under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on the grounds that the Defendants caused the Company to falsely report its results for fiscal years 2000-2002 through improper revenue recognition. It includes a claim that the suit should be certified as a class action and seeks unspecified damages, including interest.

        On September 18, 2002, a lawsuit entitled Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones, No. C02-1972 was filed by Stanley Sved in the United States District Court for the Western District of Washington. The complaint names as defendants the Company and the Company's former CEO. It is brought purportedly on behalf of all persons who purchased the Company's common stock on the open market during the period from July 30, 2000 to August 12, 2002 (the "Class Period"), excluding the Company, members of the immediate families of the Company's former CEO, any parent, subsidiary affiliate, officer or director of the Company during the Class Period and any entity in which any excluded person has a controlling interest. The complaint alleges liability under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the events giving rise to the Company's need to restate its financial statements. It includes a claim that the suit should be certified as a class action and seeks unspecified compensatory damages, interest, costs and expenses incurred in the suit, including attorney and expert fees.

        On October 7, 2002, a lawsuit entitled Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber, No. CV02-2087 was filed by Jason P. Hebert in the United States District Court for the Western District of Washington. The complaint names as defendants Cutter & Buck Inc., the Company's former CEO and the Company's former CFO. It is brought purportedly on behalf of all persons who purchased the Company's common stock on the open market during the period from June 23, 2000 to August 12, 2002 (the "Class Period"), excluding the defendants, the directors and officers of the Company and their families and affiliates. The complaint alleges liability under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder in connection with the events giving rise to Cutter & Buck's need to restate its financial statements. It includes a claim that the suit should be certified as a class action and seeks unspecified compensatory damages, interest, costs and expenses incurred in the suit, including attorney and expert fees.

        The Company remains a party to a lawsuit related to labor issues in Saipan, Does vs. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The court granted preliminary approval of the settlement in May 2002, and a hearing as to whether to grant final approval of the settlement is currently scheduled to occur on January 23, 2003.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on its financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

        Our common stock is currently listed on the NASDAQ National Market under the symbol "CBUKE". We plan to apply to NASDAQ to allow us to resume trading under "CBUK". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the NASDAQ National Market.

Fiscal 2002	High	Low
Quarter:
First	$6.80	$4.90
Second	$6.00	$3.25
Third	$6.88	$3.45
Fourth	$7.87	$5.75
Fiscal 2001	High	Low
Quarter:
First	$12.13	$6.31
Second	$15.94	$8.44
Third	$11.75	$6.50
Fourth	$11.69	$4.77

        As of September 25, 2002, there were approximately 4,169 holders of our common stock.

        We have never declared or paid any cash dividend on our common stock and do not expect to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        As a result of the restatement of our consolidated financial statements for the fiscal years 2000 and 2001 and each of the quarters therein and the first three quarters of fiscal 2002, the appropriate information contained in this item has been restated from that which was reported previously in the Company's reports in Form 10-K and 10-Q for those periods. See Note 1 to the financial statements in Part IV, Item 14(a)(1).

		Restated
Year Ended April 30,
	2002	2001	2000	1999(1)	1998(1)
In thousands, except per share data
Consolidated Statements of Operations Data:
Net sales(2)	$173,953	$182,241	$148,038	$106,898	$69,561
Cost of sales(2)	111,780	107,492	83,846	60,827	40,333

Gross profit(2)	62,173	74,749	64,192	46,071	29,228
Operating expenses:
Design and production	4,966	4,094	3,465	2,915	2,120
Selling and shipping	46,537	46,725	35,992	22,168	13,129
General and administrative	16,151	14,340	11,585	8,636	5,710
Restructuring and asset impairment	8,520	—	—	—	—

Total operating expenses	76,174	65,159	51,042	33,719	20,959

Operating income (loss)	(14,001)	9,590	13,150	12,352	8,269
Other income (expense)
Factor commission and interest expense, net of interest income	(1,598)	(1,256)	(460)	(393)	(135)
License and royalty income, net of other expense	345	492	288	400	212

Total other income (expense)	(1,253)	(764)	(172)	7	77

Income (loss) before income taxes	(15,254)	8,826	12,978	12,359	8,346
Income tax expense (benefit)	(4,881)	3,354	4,785	4,449	2,836

Net income (loss)	$(10,373)	$5,472	$8,193	$7,910	$5,510

Basic earnings (loss) per share	$(0.98)	$0.52	$0.83	$0.96	$0.70
Diluted earnings (loss) per share	$(0.98)	$0.52	$0.82	$0.92	$0.66
Shares used in computation of:
Basic earnings (loss) per share	10,570	10,448	9,839	8,212	7,852
Diluted earnings (loss) per share	10,570	10,526	10,021	8,562	8,294
		Restated
April 30,
	2002	2001	2000	1999	1998
In thousands
Consolidated Balance Sheets Data:
Cash and cash equivalents	$6,989	$8,072	$7,367	$4,760	$7,590
Working capital	71,925	78,475	74,415	44,661	34,241
Total assets	106,959	142,567	115,082	80,197	47,911
Short-term debt and capital lease obligations	3,213	21,469	4,455	12,305	681
Long-term debt and capital lease obligations	3,716	10,346	6,545	5,907	627
Total shareholders' equity	83,395	92,349	86,221	48,657	38,471

(1)
The 1998 and 1999 selected financial data has been restated to record premature shipments in later periods thereby reducing 1998 net sales, cost of sales, and net income by $543, $309 and $150, respectively and reducing 1999 net sales, cost of sales and net income by $388, $230 and $101, respectively.

(2)
Reclassifications have been made to conform to EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and SAB 101 "Revenue Recognition in Financial Statements" and impacted net sales and cost of sales by the same amount to reflect the effects of freight billed to customers and changes in allowances for returned goods in accordance with these accounting pronouncements. These reclassifications resulted in increases in net sales and cost of sales of $4,761 and $2,748 in 2001 and 2000, respectively and had no effect on net income or net worth in any period. It was not practicable to determine the amount of such reclassifications applicable to 1999 and 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        You should read this section together with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; style changes and product acceptance; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate its chosen distribution channels, competition; access to capital; foreign currency risks; risks associated with operating retail locations; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; technological change; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in Part I, Item 1—Business and Risk Factors. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the Securities laws.

        All references to fiscal years are references to our fiscal year ended April 30.

Overview

        Cutter & Buck is a lifestyle brand with broad demographic appeal, targeted at men and women who seek updated classic American styles with the latest textile and fashion innovations. We sell our distinctive sportswear, fashion and outerwear products through golf pro shops and resorts, corporate accounts, specialty retail stores, international distributors and licensees and other distribution channels.

        Our flagship Company-owned retail store is located in Seattle. As of April 30, 2002 we had thirteen additional stores in selected metropolitan markets.

Restatement and Recent Events

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chairman and Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal 2000 had been recorded as sales of inventory for that year.

Subsequent to that announcement, the Special Committee continued its investigation in order to confirm whether any additional accounting irregularities occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors. See Part I, Item 1—Business—Restatement Information.

        The restatement and the recent events that resulted from the restatement create additional risks and uncertainties as to our future operations. Some of those risks and uncertainties include:

  •
  Management believes that recent booking levels have been negatively impacted by recent disclosures by the Company and it is uncertain how future sales will be affected.

  •
  To date, we have not lost any significant suppliers; however, the willingness of suppliers to do business with us and any required changes in trade terms could negatively impact future margins and costs.

  •
  Management believes that employee loyalty and perception of job security have been impaired. As a result, we have provided contingent financial incentives designed to retain certain key employees. This program will increase future employment-related costs significantly. In addition, there will be recruitment costs to the extent departed officers are replaced and, under present circumstances, that recruitment could be difficult and the associated costs significant.

  •
  Three lawsuits have been filed against the Company and certain former officers. Plaintiffs in these cases have stated their intention to establish a class. The Company has notified its insurance carriers of these lawsuits, but there is a substantial deductible and no assurance can be given that insurance will cover the full costs of the litigation. The amount of a judgment or settlement, if any, of these cases will impact future operating results and cash flow depending on the amounts, if any, that may be ultimately recovered from insurance.

  •
  We have and will continue to incur substantial legal and other professional service costs in connection with recent lawsuits, restating our financial statements along with its related internal investigation, public disclosures, and responding to the NASDAQ delisting proceeding and the inquiries of the SEC and NASDAQ. While the actual costs cannot be determined, management estimates that the costs associated with the restatement will be at least $4.5 million.

  •
  Former officers have made indemnification claims against us related to the SEC and NASDAQ investigations and the recent lawsuits. The ultimate cost of such indemnifications cannot currently be estimated nor can the extent to which any costs will be covered by insurance.

  •
  As more fully discussed in Liquidity and Capital Resources below, we are out of compliance with certain covenants contained in our current line of credit agreement. We are in discussions with our lenders and are determining the availability of any alternative forms of credit. No assurance can be given that we will be able to obtain other credit on terms commercially reasonable. Any changes that may be necessary in our credit arrangements may impact our borrowing costs.

        During the third quarter of fiscal 2002, we began implementing a restructuring plan to reduce our operating costs, streamline our organizational structure and focus on those areas of our business that we believe provide the greatest growth and profit opportunities. The major initiatives of this plan included closing our wholly-owned European subsidiary Cutter & Buck (Europe) B.V. We plan to serve this market through a licensing agreement with a European distributor. In addition, we are exiting the golf shoe business and the dressier side of our women's line, writing down assets of under-performing Company-owned stores and excess warehouse space and restructuring our women's line sales forces. We substantially completed these restructuring initiatives at the end of the first quarter of fiscal 2003.

        As a result of the continued slowed economy as well as the discontinued sales lines, we do not expect sales to grow in fiscal 2003. We expect to reduce our operating expenses except for those associated with the restatement and increase gross margins as a result of our restructuring activities, however, it is not clear this will allow us to be profitable in fiscal 2003 or thereafter.

Results of Operations

        The results of operations for the fiscal years 2000 and 2001 and each of the quarters therein and the first three quarters of fiscal 2002 are presented after restatement.

        The following table sets forth, for the fiscal years indicated, certain consolidated statements of operations data expressed as a percentage of net sales:

		Restated
Year Ended April 30,
	2002	2001	2000
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.3	59.0	56.6

Gross profit	35.7	41.0	43.4
Operating expenses:
Design and production	2.8	2.2	2.3
Selling and shipping	26.8	25.6	24.3
General and administrative	9.3	7.9	7.9
Restructuring and asset impairment	4.9	—	—

Total operating expenses	43.8	35.7	34.5

Operating income (loss)	(8.1)	5.3	8.9
Other income (expense):
Factor commission and interest expense, net of interest income	(0.9)	(0.7)	(0.3)
License and royalty income, net of other expense	0.2	0.3	0.2

Total other expense	(0.7)	(0.4)	(0.1)

Income (loss) before income taxes	(8.8)	4.9	8.8
Income tax expense (benefit)	(2.8)	1.9	3.3

Net income (loss)	(6.0)%	3.0%	5.5%

Year Ended April 30, 2002 Compared to the Year Ended April 30, 2001

Net Sales

        During fiscal 2002, total net sales decreased approximately $8.3 million, or 4.6%, to $173.9 million. This decrease was primarily attributable to lower consumer and corporate spending on our products due to economic conditions. The detail of net sales by distribution channel is as follows:

Year Ended April 30,	2002	2001	Increase (Decrease)	Percent Change
In millions, except percent change
Golf	$48.6	$58.9	$(10.3)	(17.5)%
Corporate	59.8	63.1	(3.3)	(5.2)
Specialty retail stores	19.6	24.5	(4.9)	(20.0)
Consumer direct	14.0	10.3	3.7	35.9
International	9.2	11.0	(1.8)	(16.4)
Shipping and other	22.7	14.4	8.3	57.6

	$173.9	$182.2	$(8.3)	(4.6)%

        During fiscal 2002 net sales to the golf distribution channel decreased $10.3 million, or 17.5%, to $48.6 million from $58.9 million in the prior year. The decrease in net sales in this distribution channel was primarily due to inventory saturation in the marketplace and lower consumer demand, due in part to a decline in tourist travel to resorts and destination golf courses. Net sales to the corporate channel decreased $3.3 million, or 5.2%, to $59.8 million from $63.1 million in the prior year. The decrease in net sales to this distribution channel was primarily due to a decline in corporate spending on marketing programs as a result of current economic conditions. Net sales to the specialty retail distribution channel decreased $4.9 million, or 20.0%, to $19.6 million from $24.5 million in the prior year. This decrease was attributable to lower consumer spending on our products due in part to soft consumer demand for apparel. Net sales to our consumer direct distribution channel, including Company-owned retail stores, increased $3.7 million or 35.9%, to $14.0 million from $10.3 million in the prior year. This increase was primarily due to additional stores being open during fiscal 2002. Net sales to our international distribution channel, which include sales of our wholly-owned European subsidiary and to distributors and licensees, decreased $1.8 million, or 16.4%, to $9.2 million from $11.0 million in the prior year. This decrease was due to the slowing global economy, the decline in tourist travel to resorts and destination golf courses, and our decision to close our European operations. Net sales to our "other" distribution channel, including shipping revenue and liquidation sales, increased $8.3 million, or 57.6%, to $22.7 million from $14.4 million in the prior year. The increase in net sales in this distribution channel was primarily due to an increase in liquidation sales. Liquidation sales increased due to the lack of acceptance of the dressier component of our women's fashion collection, an increase in the number of liquidation sales as a result of our implementation of our restructuring plan and lower consumer demand for apparel.

        Beginning in fiscal year 2003, we realigned our management structure into Strategic Business Units (SBUs); Golf, Corporate, Fashion (formerly specialty retail stores), Consumer Direct (includes Company-owned retail stores and e-commerce, formerly included in "Other"), and International.

        The detail of net sales by SBU is as follows:

Year Ended April 30,	2002	2001	Increase (Decrease)	Percent Change
In millions, except percent change
Golf	$48.6	$58.9	$(10.3)	(17.5)%
Corporate	56.1	62.7	(6.6)	(10.5)
Fashion	23.3	24.9	(1.6)	(6.4)
Consumer Direct	14.0	10.3	3.7	35.9
International	9.2	11.0	(1.8)	(16.4)
Shipping and other	22.7	14.4	8.3	57.6

	$173.9	$182.2	$(8.3)	(4.6)%

Gross Margin

        In fiscal 2002, our gross margin was 35.7% of net sales, compared to 41.0% in fiscal 2001. The decrease during fiscal 2002 was due to inventory write-downs related to our restructuring plan, higher liquidation losses and higher off-price discounts driven by the competitive retail environment and our efforts to reduce our inventory levels.

Design and Production Expenses

        Design and production expenses increased by $0.9 million, or 21.3%, to $5.0 million in fiscal 2002 from $4.1 million in fiscal 2001 and increased as a percentage of net sales to 2.8% in fiscal 2002 from 2.2% in fiscal 2001. The dollar amount of production expenses remained level. The increase in design expenses was primarily attributable to additional personnel and sample development costs to support our women's line.

Selling and Shipping Expenses

        Selling and shipping expenses decreased by $0.2 million, or 0.4%, to $46.5 million in fiscal 2002 from $46.7 million in fiscal 2001, and increased as a percentage of net sales to 26.8% in fiscal 2002 from 25.6% in fiscal 2001. The decrease in selling expenses was primarily due to decreased commissions and salary costs, travel and sales meeting costs and marketing and fixturing costs. This decrease in selling expenses was partially offset by increased shipping expenses and store-level operating expenses. The increase in shipping expenses was primarily due to increased facilities costs and depreciation expenses associated with the distribution center which were partially offset by lower salary and contract labor costs. The increase in store-level operating expenses associated with Company-owned retail stores included in selling and shipping expenses reflects increased expenses associated with the operation of fourteen retail locations during fiscal 2002 compared to twelve in fiscal 2001.

General and Administrative Expenses

        General and administrative expenses increased by $1.9 million, or 12.6%, to $16.2 million in fiscal 2002 from $14.3 million in fiscal 2001, and increased as a percentage of net sales to 9.3% in fiscal 2002 from 7.9% in fiscal 2001. This increase was primarily attributable to increased depreciation and rent expense associated with corporate facilities, depreciation associated with information technology initiatives, increased amortization of deferred compensation, increased bad debt expense related to credit exposures, and increased insurance, legal and accounting expenses.

Restructuring and Asset Impairment

        In the third quarter of fiscal 2002, we began implementing a restructuring plan to reduce our operating costs, streamline our organizational structure and focus on those areas of our business that we believe provide the greatest growth and profit opportunities. The major initiatives of this restructuring plan include closing our wholly-owned European subsidiary, Cutter & Buck (Europe) B.V., establishing a licensing relationship to serve key European markets, refining our Company-owned retail store strategy, consolidating and restructuring our women's line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women's line, closing three under-performing Company-owned retail stores in fiscal 2003, recording a loss on the sublease of a portion of our excess warehouse space and certain management changes. As a result of implementing our restructuring plan, we recorded a "Restructuring and asset impairment" charge of approximately $8.5 million in fiscal 2002.

        Included in the $8.5 million restructuring and asset impairment charge is a charge related to our European operations of approximately $2.9 million. This component of the charge includes termination and severance benefits to be paid as a result of the involuntary termination of approximately 20 employees located in the Netherlands, reserves necessary to write down that operation's receivables due to lower than anticipated recoveries, the write down of other current assets, furniture, equipment and leasehold improvements to net realizable value, the recognition of accumulated translation losses and other costs resulting from closing our European subsidiary. In addition, we recorded approximately $1.7 million of write-downs for our European inventory expected to be sold below cost. This has been recorded in "Cost of sales" on the Statements of Operations. Effective May 1, 2002 we entered into a license agreement with Eurostyle Ltd. to distribute Cutter & Buck men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle Ltd. to sell inventory, certain accounts receivable balances and fixturing. We had substantially completed the closure of our European operations as of April 30, 2002 and expect to settle the remaining liabilities in accordance with contract terms which extend into fiscal 2003. Certain activities will continue in fiscal 2003 to collect accounts receivable and to finalize liquidation of the subsidiary.

        Our restructuring plan included refining our retail strategy. We engaged a consultant to assist us in this process and performed an evaluation of the recoverability of the assets relating to our retail stores. We concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing stores and adjust the net book value of another two full-price stores to their estimated fair value. In accordance with SFAS No. 121, our estimates of future cash flows are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Assets to be disposed of are measured at the lower of our carrying amount or fair value less cost to sell. We engaged a second consultant to assist us in renegotiating our retail store leases and decided to close three previously identified under-performing stores during fiscal 2003. As a result, we recorded a charge of approximately $3.1 million relating to store fixed asset write-downs (primarily leasehold improvements), lease termination costs and store closure costs. As we continue to evaluate and refine our retail strategy we may incur additional write-downs of the related assets to their estimated fair values or other charges relating to possible store closures.

        During fiscal 2002 we completed the consolidation and restructuring of our women's line sales forces. Under this initiative, substantially all of the golf and specialty store territories that were previously served by sales representatives dedicated exclusively to our women's products were either combined with existing territories served by sales representatives selling our men's products, converted to territories served by multi-line sales representatives or converted to commission-only territories effective May 1, 2002. Five sales representatives were involuntarily terminated and we recorded a write-off of approximately $1.4 million relating to commission draws and sample receivable balances.

        During fiscal 2002 we also decided to discontinue our golf shoe business as well as the dressier side of our women's line. As a result we recorded a charge of $1.2 million relating to the loss on liquidation of our remaining shoe inventory and $0.4 million relating to Fall 2002 fashion inventory expected to be sold below cost. These amounts are recorded in "Cost of sales" on the Statements of Operations. We also recorded a charge of approximately $0.4 million relating to the write-off of prepaid sample expenses for our Fall 2002 fashion line and severance benefits for five employees who were involuntarily terminated as of April 30, 2002. This amount has been recorded in "Restructuring and asset impairment" on the Statements of Operations. Also included in "Restructuring and asset impairment" on the Statement of Operations is a charge of $0.4 million relating to the transitions of both our former Chief Executive Officer and our former President.

        Partially as a result of our restructuring, we have excess warehouse capacity at our distribution center. We have subleased this unused capacity to third parties. Included in restructuring and asset impairment is a charge of $0.3 million relating to a loss on these subleases. During the first quarter of fiscal 2003, we decided to abandon additional warehouse space and expect to record an additional charge of $3.3 million. At April 30, 2002, we had gross lease obligations of $11.0 million relating to the total excess warehouse space. We anticipate receiving sublease income to partially offset this obligation. Due to the uncertainty of estimating future sublease income, actual results may differ significantly from this estimate.

        For the year ended April 30, 2002, the total restructuring and asset impairment charges were as follows:

Asset Impairment	$4,986,718
Lease Obligations	1,046,638
Termination Benefits	991,559
Foreign Currency Translation Loss	539,717
Other Restructuring Costs	955,140

$8,519,772

        Total cash outlays relating to the restructuring and asset impairment charges are expected to be approximately $3.0 million, of which $0.3 million has been paid to date. Activity in the accrued liability associated with the restructuring charges consisted of the following:

	Total Accrued Liabilities	Payments	Balance at April 30, 2002	Due within 1 Year	Due After 1 Year
Lease Obligations	$1,177,153	$—	$1,177,153	$933,651	$243,502
Termination Benefits	911,059	(139,259)	771,800	771,800	—
Other Restructuring Costs	955,140	(172,120)	783,020	783,020	—

	$3,043,352	$(311,379)	$2,731,973	$2,488,471	$243,502

        We expect to record an additional $3.3 million in charges during the first quarter of fiscal 2003 related to the abandonment of warehouse space. The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

        Costs that relate to ongoing operations are not a part of restructuring charges and are not included in "Restructuring and asset impairment" charges. In accordance with EITF Issue No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments resulting from the discontinuation of our golf shoe business and the dressier side of our women's line and closure of our European subsidiary are recorded in "Cost of sales" on the Statements of Operations. As of April 30, 2002, inventory write-downs relating to these activities were approximately $3.3 million.

Operating Income

        As a result of the above items, operating income decreased by $23.6 million, to an operating loss of $14.0 million in fiscal 2002 from operating income of $9.6 million in fiscal 2001.

Factor Commission and Interest Expense, Net of Interest Income

        Factor commission and interest expense, net of interest income, increased by approximately $0.3 million to $1.6 million in fiscal 2002 from $1.3 million in fiscal 2001 and increased as a percentage of net sales to 0.9% in fiscal 2002 from 0.7% in fiscal 2001. The increase was primarily due to increased interest expense associated with capital leases. Factoring during fiscal 2002 was limited to our European operations.

License and Royalty Income, Net of Other Expense

        License and royalty income, net of other expense, decreased by $0.2 million, or 29.9%, to $0.3 million, representing 0.2% of net sales in fiscal 2002, from $0.5 million and 0.3% of net sales in fiscal 2001. We expect license income to increase in fiscal 2003 as a result of entering into a license agreement with Eurostyle Ltd. This category includes gains and losses from foreign currency transactions which resulted in a net transaction loss of $4,000 in fiscal 2002 compared to a gain of $134,000 in fiscal 2001 and accounted for the decrease in this category.

Income Taxes

        We recorded $4.9 million of income tax benefit in fiscal 2002. The effective rate for income taxes in fiscal 2002 and 2001 was 32% and 38%, respectively. This decrease in the effective rate resulted primarily from non-deductible restructuring and asset impairment charges and may be offset by state tax liabilities in certain jurisdictions.

Year Ended April 30, 2001 Compared to the Year Ended April 30, 2000

Net Sales

        During fiscal 2001, total net sales increased $34.2 million, or 23.1%, to $182.2 million. The detail of net sales by distribution channel is as follows:

Year Ended April 30,	2001	2000	Increase (Decrease)	Percent Change
In millions, except percent change
Golf	$58.9	$58.1	$0.8	1.4%
Corporate	63.1	50.7	12.4	24.5
Specialty retail stores	24.5	15.7	8.8	56.1
Consumer direct	10.3	2.8	7.5	267.9
International	11.0	10.7	0.3	2.8
Shipping and other	14.4	10.0	4.4	44.0

	$182.2	$148.0	$34.2	23.1%

        During fiscal 2001 net sales to the golf distribution channel increased $0.8 million or 1.4% from the prior year. Although sales to our golf distribution channel remained constant, the number of golf pro shops purchasing Cutter & Buck products increased in fiscal 2001. This was primarily due to the growth in the size of our golf sales force including the number of sales representatives that showcase our women's line.

        Net sales through the corporate distribution channel increased $12.4 million, or approximately 24.5%, to $63.1 million in fiscal 2001 from $50.7 million in fiscal 2000. The increase in fiscal 2001 represented approximately 36.3% of the total increase in net sales for the year. This increase was primarily attributable to the increased size and effectiveness of our exclusive corporate sales force, increases in product styles and inventory levels of our Classics products, relationships with a greater number of promotional products companies that resell Cutter & Buck apparel to corporate accounts and our growing brand strength.

        Specialty retail store sales increased $8.8 million or approximately 56.1% to $24.5 million in fiscal 2001 representing approximately 13.4% of our net sales in fiscal 2001. This increase was primarily attributable to the increase in the number of specialty retail stores purchasing Cutter & Buck products. Net sales to our consumer direct channel, including Company-owned retail stores, increased $7.5 million or 267.9% to $10.3 million from $2.8 million in the prior year. This increase was primarily due to additional stores being open during fiscal 2001. International sales, which include sales of our wholly-owned European subsidiary, distributors and licensees were relatively flat compared to fiscal 2000. Sales through other distribution channels, including shipping revenue and liquidation sales, increased from $10.0 million, or 6.8% of net sales, in fiscal 2000 to $14.4 million, or 7.9% of net sales, in fiscal 2001. This increase was primarily attributable to higher liquidation sales to move out-of-season Fashion inventory.

Gross Margin

        In fiscal 2001, our gross margin was 41.0% of net sales, compared to 43.4% in fiscal 2000. The decrease during fiscal 2001 was due to higher off-channel liquidation sales primarily in the fourth quarter of fiscal 2001 and higher levels of sales allowances than in fiscal 2000. This decrease was partially offset by an increase in gross margin due to lower unit costs and increased sales through our retail stores and higher margin women's line.

Design and Production Expenses

        Design and production expenses increased by $0.6 million, or 18.2%, to $4.1 million in fiscal 2001 from $3.5 million in fiscal 2000 and decreased slightly as a percentage of net sales to 2.2% in fiscal 2001 from 2.3% in fiscal 2000. Design expenses reflect the additional personnel, sample development and travel costs to support our expanding sportswear collection, including our women's line and accessories products.

        The increase in production expenses was primarily attributable to increased personnel, quality control and travel costs, and costs associated with the strengthening of our embroidery development organization to support our growing embroidery business.

Selling and Shipping Expenses

        Selling and shipping expenses increased by $10.7 million, or 29.8%, to $46.7 million in fiscal 2001 from $36.0 million in fiscal 2000, and increased as a percentage of net sales to 25.6% in fiscal 2001 from 24.3% in fiscal 2000. The increase in selling expenses was attributable to increased salaries and commissions, travel and training costs associated with the increase in our sales force and increased trade advertising, showroom costs, and customer service staffing associated with a higher sales volume. In addition, fixturing expenses increased due to the continued investment in our in-store and concept shop fixture program. During fiscal 2001, we purchased and installed approximately $1 million of in-store and concept shop fixturing. The investment in these fixtures is amortized as a marketing expense over a three-year period.

        The increase in shipping expenses was primarily due to increased warehouse staffing expense, rent and depreciation expense and packaging supplies costs. Warehouse staffing costs increased as a result of having a more highly skilled workforce and stronger distribution center management. Rent and depreciation expense increased due to the new distribution center and the warehouse management system. Packaging supplies costs increased with the higher levels of inventory. The store level operating expenses associated with Company-owned retail stores are also included in selling and shipping expenses and reflect expenses associated with twelve retail locations during fiscal 2001 compared to six in fiscal 2000.

General and Administrative Expenses

        General and administrative expenses increased by $2.7 million, or 23.8%, to $14.3 million in fiscal 2001 from $11.6 million in fiscal 2000, but remained 7.9% of net sales in both fiscal 2001 and fiscal 2000. The dollar increase was primarily attributable to increased management and staffing costs, including costs associated with our retail operations and e-commerce initiative, increased depreciation and rent expense associated with information technology initiatives and corporate facilities, increased insurance costs, legal and communications expenses, and our corporate social responsibility initiative.

Operating Income

        As a result of the above items, operating income decreased by $3.6 million, or 27.1%, to $9.6 million in fiscal 2001 from $13.1 million in fiscal 2000, and decreased as a percentage of net sales to 5.3% in fiscal 2001 from 8.9% in fiscal 2000.

Factor Commission and Interest Expense, Net of Interest Income

        Factor commission and interest expense, net of interest income, increased by approximately $0.8 million to $1.3 million in fiscal 2001 from $0.5 million in fiscal 2000 and increased as a percentage of net sales to 0.7% in fiscal 2001 from 0.3% in fiscal 2000. The increase was primarily due to interest expense associated with capital leases entered into during fiscal 2001 and increases in our line of credit. Factoring during fiscal 2001 was limited to our European operations.

License and Royalty Income, Net of Other Expense

        License and royalty income, net of other expense, increased by $0.2 million, or 71.4%, to $0.5 million, representing 0.3% of net sales in fiscal 2001, from $0.3 million and 0.2% of net sales in fiscal 2000. This category includes gains and losses from foreign currency transactions which resulted in a net transaction gain of $134,000 in fiscal 2001 compared to $43,000 in fiscal 2000 and accounted for a significant portion of the increase in this category.

Income Taxes

        We recorded $3.4 million of income tax expense in fiscal 2001. The effective rates for income taxes in fiscal 2001 and 2000 were 38% and 36.9%, respectively. The effective rate increased as we opened retail stores in additional states, thereby incurring increased state income taxes.

Quarterly Results and Seasonality

        Historically, we have generally experienced our lowest levels of net sales in the first and third quarters ending July 31 and January 31, respectively. Correspondingly, our highest level of net sales are achieved in the second and fourth quarters, ending October 31 and April 30, respectively. This seasonality is primarily attributable to the timing of shipments to golf pro shops and specialty retail stores in the second and fourth quarters. Other factors contributing to the variability of our quarterly results include seasonal fluctuations in consumer demand, the timing and amount of orders from key customers, the timing and magnitude of sales of seasonal remainder merchandise and availability of product. This pattern of sales creates seasonal profitability and working capital financing and liquidity issues, as we generally must finance higher levels of inventory during the first and third quarters when our net sales are lowest. As a result, our operating results may fall below market analysts' expectations in some future quarters, which could materially harm the market price of our common stock.

        The following tables set forth certain unaudited financial data, including percentages of net sales, for the eight quarters ended April 30, 2002. The amounts are after the restatement discussed above, and differ from the results disclosed for the quarter ended April 30, 2002 by us in a press release dated June 20, 2002.

Quarterly Results in Thousands

	As Restated
2002 Quarter Ended
	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	Apr. 30, 2002
Consolidated Statements of Operations Data:
Net sales	$40,143	$44,711	$33,190	$55,909
Cost of sales	23,306	27,486	22,216	38,772

Gross profit	16,837	17,225	10,974	17,137
Operating expenses:
Design and production	1,268	1,169	1,136	1,393
Selling and shipping	12,455	11,456	10,898	11,728
General and administrative	4,672	3,705	3,750	4,024
Restructuring and asset impairment	—	—	7,382	1,138

Total operating expenses	18,395	16,330	23,166	18,283

Operating income (loss)	(1,558)	895	(12,192)	(1,146)
Other income (expense):
Factor commission and interest expense, net of interest income	(528)	(416)	(336)	(318)
License and royalty income, net of other expense	85	91	93	76

Total other expense	(443)	(325)	(243)	(242)

Income (loss) before income taxes	(2,001)	570	(12,435)	(1,388)
Income tax expense (benefit)	(822)	223	(3,934)	(348)

Net income (loss)	$(1,179)	$347	$(8,501)	$(1,040)

	As Restated
2001 Quarter Ended
	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	Apr. 30, 2001
Consolidated Statements of Operations Data:
Net sales	$42,982	$45,756	$35,266	$58,237
Cost of sales	24,306	26,008	19,699	37,479

Gross profit	18,676	19,748	15,567	20,758
Operating expenses:
Design and production	1,005	970	1,102	1,018
Selling and shipping	11,001	11,265	11,631	12,828
General and administrative	3,322	3,377	3,506	4,134

Total operating expenses	15,328	15,612	16,239	17,980

Operating income (loss)	3,348	4,136	(672)	2,778
Other income (expense):
Factor commission and interest expense, net of interest income	(234)	(230)	(287)	(505)
License and royalty income, net of other expense	122	165	109	96

Total other expense	(112)	(65)	(178)	(409)

Income (loss) before income taxes	3,236	4,071	(850)	2,369
Income tax expense (benefit)	1,236	1,504	(304)	918

Net income (loss)	$2,000	$2,567	$(546)	$1,451

Quarterly Results as a Percentage of Net Sales

	As Restated
2002 Quarter Ended
	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	Apr. 30, 2002
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	61.5	66.9	69.3

Gross profit	41.9	38.5	33.1	30.7
Operating expenses:
Design and production	3.2	2.6	3.4	2.5
Selling and shipping	31.0	25.6	32.8	21.0
General and administrative	11.6	8.3	11.3	7.2
Restructuring and asset impairment	—	—	22.2	2.0

Total operating expenses	45.8	36.5	69.7	32.7

Operating income (loss)	(3.9)	2.0	(36.6)	(2.0)
Other income (expense):
Factor commission and interest expense, net of interest income	(1.3)	(0.9)	(1.0)	(0.6)
License and royalty income, net of other expense	0.2	0.2	0.3	0.1

Total other expense	(1.1)	(0.7)	(0.7)	(0.5)

Income (loss) before income taxes	(5.0)	1.3	(37.3)	(2.5)
Income tax expense (benefit)	(2.0)	0.5	(11.9)	(0.6)

Net income (loss)	(3.0)%	0.8%	(25.4)%	(1.9)%

	As Restated
2001 Quarter Ended
	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	Apr. 30, 2001
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	56.8	55.9	64.4

Gross profit	43.5	43.2	44.1	35.6
Operating expenses:
Design and production	2.3	2.1	3.1	1.7
Selling and shipping	25.6	24.6	33.0	22.0
General and administrative	7.7	7.4	9.9	7.1

Total operating expenses	35.6	34.1	46.0	30.8

Operating income (loss)	7.9	9.1	(1.9)	4.8
Other income (expense):
Factor commission and interest expense, net of interest income	(0.5)	(0.5)	(0.8)	(0.9)
License and royalty income, net of other expense	0.3	0.4	0.3	0.2

Total other expense	(0.2)	(0.1)	(0.5)	(0.7)

Income (loss) before income taxes	7.7	9.0	(2.4)	4.1
Income tax expense (benefit)	2.9	3.3	(0.9)	1.6

Net income (loss)	4.8%	5.7%	(1.5)%	2.5%

Liquidity and Capital Resources

        Net cash provided by operating activities in fiscal 2002 was $26.2 million. This resulted primarily from a decrease in inventory of $26.2 million, including inventory write-downs related to our restructuring plan, depreciation and amortization of $6.6 million, deferred income taxes of $1.9 million, noncash restructuring and asset impairment charges of $5.5 million and a decrease in accounts receivable of $1.9 million. The restructuring and asset impairment charges and inventory write-downs were recorded as part of our restructuring plan. These decreases were partially offset by a net loss of $10.4 million, increases in prepaid expenses and other current assets of $6.9 million and the timing of payments for certain payables. Approximately $15.0 million of the decrease in inventory relates to Classics merchandise, $5.8 million relates to Fashion merchandise, $2.8 million relates to footwear and accessories, $0.6 million relates to retail stores and e-commerce, $0.5 million in embroidery work in process and other and $1.5 million in our European operations. The decrease in inventory in fiscal 2002 resulted from the implementation of our restructuring plan as well as our planned reduction in inventory levels to align inventories with our sales expectations.

        Net cash used in operating activities in fiscal 2001 was $9.6 million. This resulted primarily from increases in inventory of $13.6 million, prepaid expenses and other current assets of $1.7 million, deferred income taxes of $1.3 million and income tax payable of $1.9 million. These increases were partially offset by cash generated from operations, collections of account receivables and the timing of payments for certain payables. Approximately $11.6 million of the increase in inventory relates to Classics merchandise, $1.7 million relates to footwear and accessories and $2.6 million relates to retail stores and e-commerce. These increases were partially offset by decreases of $1.3 million in Fashion inventory, $0.3 million in embroidery work in process and other and $0.7 million in our European operations.

        Net cash used in investing activities was $2.4 million in fiscal 2002 and was primarily due to purchases of capital equipment of approximately $2.3 million. Capital expenditures, including equipment acquired under capital leases, included $0.2 million for in-store fixturing and concept shops, $1.0 million for computer hardware and software, $0.7 million for equipment and leasehold improvements associated with company-owned retail stores and $0.4 million for the distribution center and warehouse management system. Capital expenditures during fiscal 2001, including equipment acquired under capital leases, included $1.0 million for in-store fixturing and concept shops, $4.7 million for equipment and leasehold improvements associated with Company-owned retail stores, $1.9 million for the distribution center and warehouse management system, $0.5 million for the development of our e- commerce website and $2.4 million for computer hardware and software, leasehold improvements and other furniture and equipment.

        Net cash used in financing activities was $25.0 million in fiscal 2002. This resulted from net repayments of debt of $22.4 million and principal payments under capital leases of $2.8 million. These decreases were partially offset by the sale of $0.2 million of common stock under the employee stock purchase plan. Net cash provided by financing activities was $13.2 million in fiscal 2001. This resulted from net borrowings of $15.0 million and the exercise of stock options as well as the sale of $0.4 million of common stock under the employee stock purchase plan. These increases were partially offset by $2.2 million of principal payments under capital leases.

        Capital expenditures of approximately $4 million are planned for fiscal 2003, including amounts for information technology initiatives, in-store fixtures and concept shops, equipment and leasehold improvements associated with Company-owned retail stores, computer hardware, software, and furniture and office equipment.

        In March 2002, we renewed and modified our loan agreement with Washington Mutual Bank covering our $35 million line of credit. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures.

        Our primary need for funds is to finance increased working capital and to fund capital expenditures. We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit or alternative sources of financing will be sufficient to meet our cash requirements in the short-term and during the next fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, including those risks and uncertainties set forth above and various other factors. Depending upon our growth and working capital needs, we may require additional financing in the future through debt or equity offerings, which may or may not be available or may be dilutive.

        We are currently out of compliance with certain financial covenants on our $35 million line of credit. As a result, our lending banks are not obligated to make credit available to us under the line of credit. Since we announced our intention to restate our financial statements, we have been assessing our credit needs and have been in discussions with our lenders. After our restructuring we have determined that a credit facility of $25 million would meet our operating needs as compared to the current facility of $35 million. It is not clear the existing bank will elect to continue the credit line with us at either the existing amount or a lower amount. However, based on ongoing discussions with alternative sources of financing, we believe that sufficient financing in the form of asset-based or vendor financing will be available if the existing lenders or other lenders elect not to extend a sufficient credit line to the company. If our lenders choose not to continue to lend to the company and we are unable to find alternative sources of financing, our business could be materially harmed.

        The following is a summary of our contractual obligations as of April 30, 2002:

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
In thousands,
Operating leases	$4,635	$8,596	$7,238	$2,331	$22,800
Letters of credit	12,418	—	—	—	12,418
Capital leases	3,714	3,793	194	—	7,701
Restructuring liabilities	2,488	244	—	—	2,732

	$23,255	$12,633	$7,432	$2,331	$45,651

Foreign Currency Exchange Risk

        From time to time, we use derivative financial instruments to reduce our exposure to changes in foreign exchange rates in connection with the operations of our European subsidiaries. While these instruments are subject to risk of loss from changes in exchange rates, those losses would generally be offset by gains on the related exposure. We do not use derivative financial instruments for speculative or trading purposes. We do not hedge against the Euro. We reduce the risks associated with changes in foreign currency rates by entering into forward, cylinder and option contracts to hedge accounts receivable denominated in currencies other than the Euro. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed. In fiscal 2002 we incurred a net foreign exchange transaction loss of $4,000 compared to a transaction gain of $134,000 during fiscal 2001.

        The fair value of foreign currency exchange contracts is based on quoted market prices. At April 30, 2002 we had no open foreign currency exchange contracts. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. We limit our use of derivative financial instruments to the management of foreign currency risks. We adopted SFAS No. 133 on May 1, 2001, as required. The adoption of SFAS No. 133 did not have a material impact on our consolidated financial statements.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) of the Notes to our financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Allowance for doubtful accounts and returns.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheets.

        Inventories.    Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season fashion merchandise. The net realizable value of the out-of-season merchandise is estimated based upon disposition plans and historical experience. The carrying amount of out-of-season merchandise is reduced to its estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write downs may be required.

        Impairment of long-lived assets.    The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and changes in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

        Restructuring liabilities.    Restructuring related liabilities include estimates for termination benefits, anticipated disposition of lease obligations and other costs. Key variables in determining such estimates include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our short-term borrowings. Our short-term debt bears interest at variable rates. The variable rates may fluctuate over time based on economic changes in the environment, and we could be subject to increased interest payments if market interest rates fluctuate. We do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

Foreign Currency Risk

        From time to time, we use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates in connection with the operations of our European subsidiaries. We do not use derivatives for speculative trading purposes. To date, the foreign currency exchange rates have not significantly impacted our profitability.

Item 8. Financial Statements and Supplementary Data

        The financial statements required pursuant to this item are filed under Part IV, Item 14(a)(1) of this report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 14(a)(2) of this report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

Michael S. Brownfield
Age:	62
Director Since:	1995
Principal Occupation:	Chairman, Accurate Molded Plastics
Recent Business Experience:	Mr. Brownfield is the chairman of Accurate Molded Plastics, a private manufacturer of tooling and injection-molded plastics.
Other Directorships:	Chairman, Adapted Wave Technologies, a private audio technology company; Northwest Cascade, Inc., a private construction company.
Frances M. Conley
Age:	59
Director Since:	1990
Principal Occupation:	Chairman and Chief Executive Officer of Cutter & Buck Inc.
Recent Business Experience:	Ms. Conley is a shareholder, director and president of Roanoke Capital, Ltd., a financial consulting and venture capital management firm.
Other Directorships:	Recreation Equipment Inc., a private national retailer of outdoor gear, and clothing; Coinstar Inc., a public company which owns and operates a nationwide network of supermarket based coin counting machines.
Larry C. Mounger
Age:	64
Director Since:	1990
Principal Occupation:	Chairman and Chief Executive Officer of Sunrise Identity Inc.
Recent Business Experience:	Mr. Mounger has served as chairman and chief executive officer of Sunrise Identity Inc., a screen printing and embroidery company, since 1997. From January 1993 until October 1995 he served as president, chief executive officer and director of Sun Sportswear, Inc., a public garment screenprinter. From 1963 to 1993 Mr. Mounger served in various positions at Pacific Trail Inc., an outerwear company, including chairman, chief executive officer and president from 1981 through January 1993.
James C. Towne
Age:	59
Director Since:	1997
Principal Occupation:	Chairman and Chief Executive Officer, Greenfield Development Corporation
Recent Business Experience:	Since 1996, Mr. Towne has served as the chairman of Greenfield Development Corporation, a real estate remediation and development company. From 1982 to 1995, he was president, chief executive officer or chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation and Microsoft Corporation.
Other Directorships:	Tully's Coffee Company, a public specialty coffee retailer; Monowave Corporation, a private speech recognition software company.

The executive officers as of the date of this report

Name	Age	Position
Frances M. Conley	59	Chairman and Chief Executive Officer
Jim C. McGehee	52	Executive Vice President, Manager Corporate and Fashion SBU
Paul A. Bourgeois	53	Executive Vice President, Manager Golf SBU
Patricia A. Nugent	49	Vice President of Merchandise and Design
Jon P. Runkel	45	Vice President of Production
John W. Leech	44	Vice President and Chief Information Officer
Joni M. Barrott	45	Vice President of Operations

        The biographies of the executive officers who are not directors are as follows:

        Jim C. McGehee, Executive Vice President, Manager Corporate and Fashion SBU, joined Cutter & Buck in February 1990. Mr. McGehee has a bachelor's degree in business (marketing) from Auburn University.

        Paul A. Bourgeois, Executive Vice President, Manager Golf SBU, joined Cutter & Buck in June 1997. Mr. Bourgeois worked in various sales management capacities for Cutter & Buck from June 1997 until his promotion to Executive Vice President of Golf in March 2002. Mr. Bourgeois has a bachelor's degree in marketing from Lamar University.

        Patricia A. Nugent, Vice President of Merchandise and Design, joined Cutter & Buck in December 1993. Ms. Nugent has a bachelor's degree in clothing and textile design from the University of Washington and a design certificate from the Modeschule der Stadt Wien in Vienna, Austria.

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

        John W. Leech, Vice President and Chief Information Officer, joined Cutter & Buck in July 1999. From 1993 to June 1999, Mr. Leech was Director of Information Technology of Korry Electronics Company, an aerospace display component manufacturer and a subsidiary of Esterline Technologies, a public manufacturing conglomerate. Mr. Leech has a bachelor's degree in operations research from the United States Air Force Academy, a master's degree in operations management from the University of Southern California and a master's degree in computer science from the University of Washington.

        Joni M. Barrott, Vice President of Operations, joined Cutter & Buck in September 1996. Ms. Barrott worked in various management capacities for Cutter & Buck from September 1996 until her promotion to Vice President of Operations in November 2001. Ms. Barrott has a bachelor's degree in business and economics from Gustavus Adolphus College.

Section 16(a) beneficial ownership reporting compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates. Based solely on a review of (i) copies of reports made pursuant to Section 16(a) of the Exchange Act and the related regulations, and (ii) written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for our past fiscal year, we believe that all reports required to be filed under Section 16(a) have been filed on a timely basis by our directors, executive officers and 10 percent shareholders for our fiscal year 2002.

Item 11. Executive Compensation

        The following table sets forth certain information concerning compensation paid or accrued to: (i) our Chairman and Chief Executive Officer, (ii) our former Chairman and Chief Executive Officer, (iii) our four most highly compensated officers, and (iv) our former President, Chief Operating Officer, Treasurer and Secretary (whose disclosure would have been provided but for the fact that he was not serving as an executive officer of Cutter & Buck at the end of the last completed fiscal year), who earned a salary and bonus of at least $100,000 (the "Named Executive Officers") for employment services rendered to Cutter & Buck during the fiscal year ended Apri1 30, 2002:

Summary Compensation Table

		Annual Compensation								Long Term Compensation Awards
Name and Principal Position	Year	Salary($)			Bonus($)		Other Annual Compensation ($)			Restricted Stock Awards($)(1)			Securities Underlying Options(#)		All Other Compensation ($)
Frances M. Conley Chairman and Chief Executive Officer	2002		$10,212	(2)		-0-		-0-			-0-		18,000	(2)		-0-
Jim C. McGehee Executive Vice President, Manager Corporate and Fashion SBUs	2002 2001 2000	$ $ $	233,228 239,667 226,417			-0- -0- -0-		-0- -0- -0-			$-0- -0- 91,899	(4)	55,000 30,000 12,000		$ $ $	360 360 384	(3) (3) (3)
Paul A. Bourgeois Executive Vice President, Manager Golf SBU	2002 2001 2000	$ $ $	153,443 134,325 130,725		$ $	-0- 8,000 28,000		-0- -0- -0-			-0- -0- -0-		19,000 1,000 750		$ $ $	360 360 384	(3) (3) (3)
Philip B. Jones Former Vice President of International / Managing Director of Cutter & Buck (Europe) B.V.	2002 2001 2000	$ $ $	152,244 154,633 145,450			-0- -0- -0-	$ $	64,416 64,878 N/A	(6) (6)		$-0- -0- 49,196	(4)	-0- 15,000 10,000		$ $ $	4,200 360 384	(5) (3) (3)
Harvey N. Jones Former Chairman and Chief Executive Officer	2002 2001 2000	$ $ $	288,686 288,686 272,729			$79,000 -0- -0-		-0- -0- -0-		$ $	-0- 140,000 147,595	(8) (4)	50,000 50,000 31,500	(7) (7)		-0- -0- -0-
Stephen S. Lowber Former Vice President and Chief Financial Officer	2002 2001 2000	$ $ $	163,771 168,857 159,521			-0- -0- -0-		-0- -0- -0-			$-0- -0- 64,747	(4)	55,000 22,000 12,000		$ $ $	360 360 384	(3) (3) (3)
Martin J. Marks Former President, Chief Operating Officer, Treasurer and Secretary	2002 2001 2000	$ $ $	237,728 245,111 231,562			$40,000 -0- -0-		-0- -0- -0-		$ $	-0- 140,000 125,316	(9) (4)	40,000 40,000 24,000		$ $ $	360 360 384	(3) (3) (3)

(1)
Named Executive Officers will be entitled to receive any dividends declared on the Company's common stock, on their shares of restricted stock. The following amounts represent the aggregate number of unvested shares of restricted stock held by the Named Executive Officers as of Apri1 30, 2002, and valued as of that date:

	Shares	Value
Frances M. Conley	-0-	N/A
Jim C. McGehee	2,894	$18,203
Paul A. Bourgeois	-0-	N/A
Philip B. Jones	1,549	$9,743
Harvey N. Jones	32,648	$205,356
Stephen S. Lowber	2,040	$12,832
Martin J. Marks	3,947	$24,827
(2)
Does not include either compensation or options to purchase shares of our common stock received by Ms. Conley as Director prior to her employment with Cutter & Buck as Chief Executive Officer and Chairman of the Board, which commenced on April 17, 2002.

(3)
Represents term life insurance premiums

(4)
This amount represents shares of our common stock received in lieu of a bonus under the annual incentive bonus plan on June 30, 2000 and valued as of that date. Shares vest at a rate of 25% every six months.

(5)
This amount represents Mr. Jones' health insurance premiums at $350/month.

(6)
The fiscal 2002 figure includes $34,714 in overseas housing allowance payments, $20,357 in school tuition for Mr. Jones' children, $5,638 in automobile payments and $3,707 in home leave expense reimbursement. The fiscal 2001 figure includes $35,097 in overseas housing allowance payments, $21,044 in school tuition for Mr. Jones' children, $5,000 in automobile payments and $3,737 in home leave expense reimbursement.

(7)
As part of the transition and release agreement between Harvey N. Jones and the Company entered into on April 25, 2002, options to purchase 50,000 shares of our common stock held by Mr. Jones were cancelled.

(8)
This amount represents shares of our common stock granted on April 23, 2001 and valued as of that date. Half of the shares vest one year after the date of grant with the remaining vesting six months thereafter.

(9)
This amount represents shares of our common stock granted Apri1 23, 2001 and valued as of that date. Half of the shares vest two months after the date of grant with the remaining vesting six months thereafter.

Option Grants In Last Fiscal Year

        The following table sets forth certain information as of Apri1 30, 2002 and for the fiscal year then ended concerning stock options granted to the Named Executive Officers:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (4)		Percent of Total Options Granted To Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price On Grant Date($/Sh)	Expiration Date	Grant Date Present Value($)(1)
Frances M. Conley(2)	18,000	(3)	2.5%	$6.29	$6.29	4/30/12	$66,060
Jim C. McGehee	25,000		3.5%	$5.78	$5.78	5/10/11	$85,000
Jim C. McGehee	22,500		3.1%	$6.11	$6.11	2/15/12	$79,875
Jim C. McGehee	7,500		1.0%	$6.29	$6.29	4/30/12	$27,525
Paul A. Bourgeois	4,000		0.6%	$5.78	$5.78	5/10/11	$13,600
Paul A. Bourgeois	15,000		2.1%	$6.11	$6.11	2/15/12	$53,250
Philip B. Jones	-0-		N/A	N/A	N/A	N/A	N/A
Harvey N. Jones	50,000	(5)	7.0%	$5.78	$5.78	5/10/11	$170,000
Stephen S. Lowber	25,000		3.5%	$5.78	$5.78	5/10/11	$85,000
Stephen S. Lowber	22,500		3.1%	$6.11	$6.11	2/15/12	$79,875
Stephen S. Lowber	7,500		1.0%	$6.29	$6.29	4/30/12	$27,525
Martin J. Marks	40,000		5.6%	$5.78	$5.78	5/10/11	$136,000

(1)
This column represents the present value of the options on the grant date using the Black-Scholes valuation method. The actual value, if any, that an executive officer may realize may be greater or less than potential realizable values set forth in the table.

(2)
Does not include stock options to purchase 7,500 shares of our common stock granted to Ms. Conley as Director in the last fiscal year but prior to her employment with Cutter & Buck.

(3)
The options listed vest and become exercisable in six monthly installments. To the extent not already vested, the options generally become fully vested and exercisable upon a change in control of Cutter & Buck.

(4)
The options listed vest and become exercisable in four equal annual installments. To the extent not already vested, the options generally become fully vested and exercisable upon a change in control of Cutter & Buck.

(5)
As part of the transition and release agreement between Harvey N. Jones and the Company entered into on Apri1 25, 2002, options to purchase 50,000 shares of our common stock held by Mr. Jones were cancelled.

Option Exercises in Fiscal 2002 and Aggregate Fiscal Year-End Option Values

        The following table sets forth certain information as of Apri1 30, 2002 regarding options held by the Named Executive Officers:

			Securities Underlying Unexercised Options at Fiscal Year Ending(#)(1)			Value of Unexercised In-the-Money Options at Fiscal Year End($)(2)
	Number of Shares Acquired on Exercise(#)
Name		Value Realized
			Exercisable	Unexercisable		Exercisable	Unexercisable
Frances M. Conley(3)	-0-	-0-	-0-	18,000		-0-	-0-
Jim C. McGehee	-0-	-0-	55,688	86,312		-0-	$16,800
Paul A. Bourgeois	-0-	-0-	3,175	20,575		-0-	$4,740
Philip B. Jones	-0-	-0-	39,688	19,062		-0-	-0-
Harvey N. Jones	-0-	-0-	132,499	61,125		$161,625	$28,875
Stephen S. Lowber	-0-	-0-	57,438	80,312	(4)	-0-	$16,800
Martin J. Marks	-0-	-0-	93,979	87,624	(4)	$12,900	$59,100

(1)
The options listed are incentive or nonqualified stock options granted under our 1991 and 1995 Stock Option Plans, the 1997 Stock Incentive Plan, the 2000 Transition Stock Incentive Plan for Officers and the 2000 Stock Incentive Plan. The exercise price of each option is equal to the fair market value of the underlying common stock on the date of grant. The options listed above vest and become exercisable in four equal annual installments, unless otherwise noted. To the extent not already vested, the options generally become fully vested and exercisable upon a change in control of Cutter & Buck.

(2)
Based on the closing price of our common stock as quoted on the Nasdaq National Market on Apri1 30, 2002 ($6.29), less the exercise price. Actual value realized may be greater or less than the potential realizable values set forth in the table.

(3)
Does not include exercisable options to purchase 25,968 shares of our common stock having value of $19,050 granted to Ms. Conley as Director prior to her employment with Cutter & Buck.

(4)
All unvested options were canceled on August 31, 2002, the date Mr. Marks and Mr. Lowber terminated their employment with Cutter & Buck.

Director Compensation

        The following fees are paid to directors who are not one of our officers or employees:

Annual board of directors retainer	$20,000
Attendance for each board of directors meeting	$1,000
Attendance for each non-audit committee meeting	$1,000
Attendance for each audit committee meeting	$2,000

        In addition, directors who are not one of our officers or employees receive annual option grants to purchase 7,500 shares of our common stock at the fair market value of the common stock on the date of grant. Those individuals also receive a quarterly $500 clothing allowance towards the purchase of Cutter & Buck clothing.

        All directors are entitled to reimbursement for expenses incurred in traveling to and from board meetings.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

        On April 25, 2002, the Company entered into a Transition and Release Agreement with the former Chairman and Chief Executive Officer, Harvey N. Jones. Pursuant to this Agreement, the Company paid Jones a cash bonus of $39,000 on April 30, 2002 and is obligated to pay Jones a salary of $148,000 per year until May 11, 2003. This contract is terminable by the Company upon certain events.

        Harvey N. Jones and Martin J. Marks were each a party to a change in control agreement with us. Those agreements obligated us to make a lump sum payment of one year's base salary plus the amount of the executive's bonus for the most recent fiscal year, if any, if the executive is terminated or upon certain resignations in connection with a change in control transaction. The Company's obligation under those change in control agreements expired on March 15, 2002. In connection with the change in control agreements, Mr. Jones and Mr. Marks each signed a confidentiality agreement with the Company.

        Jim C. McGehee and Paul A. Bourgeois are each party to a change in control agreement with us. The agreements obligate us to make a lump sum payment of eighteen months' base salary if the executive is terminated or upon certain resignations both in connection with a change in control transaction. In connection with the change in control agreements the named executives each signed a Confidentiality and Noncompetition Agreement that extends for eighteen months after such termination or resignation.

        Jim C. McGehee and Paul A. Bourgeois are also participants in the Retention Incentive Program pursuant to which they will be compensated (i) in the form of cash and stock options for remaining in the employ of Cutter & Buck until the earlier of the sale of Cutter & Buck or March 20, 2004, or (ii) in the form of cash in the event their employment with Cutter & Buck is terminated without cause before the earlier of a sale of Cutter & Buck or March 20, 2004.

Compensation Committee Interlocks and Insider Participation

        The Company's Chairman and Chief Executive Officer, Frances M. Conley, was appointed to that position on April 18, 2002. Ms. Conley resigned from the Company's Compensation Committee on that date.

Compensation Committee Report on Fiscal Year 2002 Executive Compensation

        The Compensation Committee is comprised of three independent directors. This committee is responsible for establishing and administering our policies governing compensation and benefit practices for employees of the Company and its subsidiaries. This committee also evaluates the performance of our executive officers for purposes of determining their base salaries, cash and equity-based incentives and related benefits.

        Compensation Goals.    The overall goal of the compensation committee is to develop compensation programs and policies that are consistent with and linked to our strategic business objectives. The compensation program is designed to recognize the contributions of the executive officers, and to provide compensation opportunities that are comparable to those offered by competitors in the sportswear industry. Our compensation program is designed to attract and retain those executives deemed most able to further our goal of aligning the Company's interests with creating shareholder value. In furtherance of these goals, our compensation package for officers includes both short-term and long-term features in the form of base salary, discretionary cash bonuses and equity-based incentives (in the form of restricted stock) keyed to our performance and other equity-based incentives (in the form of stock options) keyed to certain performance indicators and furtherance of Company objectives.

        Base Salaries.    Base salaries for all officers are reviewed annually. In evaluating salaries, the committee uses formal or informal compensation surveys of companies of similar size within the fashion industry and considers the officer's individual performance and contribution to team building efforts during the prior year. In determining how an officer contributes to the Company, the committee considers current individual project management; departmental performance; overall corporate performance, including sales growth, market position and increased brand identity; as well as the potential for future performance gains. The committee has neither set targets related to these factors nor attributed any specific weight to them for purposes of determining base salaries.

        Other Equity-Based Incentives.    We have granted equity-based incentives to our employees since 1991 pursuant to our stock incentive plans. One of the primary objectives of our current stock incentive plans is to provide our executive officers with an incentive for them to make decisions and take actions which maximize long-term shareholder value. The plans are designed to promote this long-term focus by using discretionary grants of stock options and long-term vesting periods. The committee favors intermittent option grants to ensure that participants always have at least a portion of their options unvested. The committee believes this practice promotes motivation and retention of key personnel.

        Subject to the terms of the current plan, the committee determines the terms and conditions of options, including the exercise price. The current plan requires that options have an exercise price equal to the closing bid price of the our common stock as reported on the Nasdaq National Market as of the date of grant. Option awards generally vest in four equal annual installments beginning one year from date of grant. The committee believes that stock options provide an incentive for executive officers, allowing the Company to attract and retain high quality management.

        The committee may also grant shares of our stock under the current plan to our executive officers. The committee has made a limited number of these discretionary grants based on the achievement of major Company goals including leadership development, strategic definition and corporate citizenship. The committee has neither set targets related to these factors nor attributed any specific weight to them for purposes of determining these discretionary grants. The committee has also granted shares of our stock in lieu of cash bonuses. The committee believes that providing certain of our key executives with an increased equity stake in the Company adequately rewards them for progress on such intangibles while more closely aligning their interests with the interests of shareholders and the creation of long-term shareholder value.

        The current plan also allows us to grant stock appreciation rights to officers and employees of the Company and its subsidiaries, but none have been issued to date.

        Compensation of the Chairman and Chief Executive Officer and Former Chairman and Chief Executive Officer.    The Company has hired a compensation consultant to assist the committee in determining an appropriate compensation structure for Ms. Conley. In the interim, she is being paid a base salary at an annual rate of $270,000 and was granted an option to purchase 18,000 shares of the Company's common stock on April 30, 2002 with an exercise price per share equal to the closing price of the Company's common stock as of that date.

        The former Chairman and Chief Executive Officer's base salary was determined by the committee in the context of the median base for competitors which are similar in industry, size and performance. Mr. Jones's salary was not increased from fiscal year 2001 to fiscal year 2002 reflecting business results.

        Mr. Jones was awarded a cash bonus of $40,000 during fiscal year 2002 and received $39,000 in cash as part of the transition and release agreement he entered into with the Company on Apri1 25, 2002.

Dated:  September 18, 2002

                      COMPENSATION COMMITTEE
                          Larry C. Mounger (Chair)
                          Michael S. Brownfield
                          James C. Towne

Stock Price Performance

        The following graph compares the cumulative total return of our common stock, the Nasdaq Stock Market U.S. Index and the Nasdaq Non-Financial Index. The cumulative total return of our common stock assumes $100 invested on September 27, 1997 in Cutter & Buck Inc. common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of September 25, 2002, information with respect to the beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) our current and former executive officers who are listed in the compensation tables beginning on page 38, and (iv) all our directors and executive officers as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

Name and Address	Shares Beneficially Owned	Percentage of Class
WM Advisors Inc.(1)	1,142,345	10.8%
Royce & Associates, LLC(2)	1,061,000	10.0%
Dimensional Fund Advisors Inc.(3)	607,400	5.7%
Lord, Abbett & Co.(4)	580,540	5.5%
Harvey N. Jones(5)	491,375	4.6%
Martin J. Marks(6)	298,505	2.8%
Michael S. Brownfield(7)	154,260	1.5%
Frances M. Conley(8)	133,166	1.3%
Paul A. Bourgeois (9)	6,117	*
Jim C. McGehee(10)	83,711	*
Stephen S. Lowber(11)	78,055	*
Philip B. Jones(12)	68,538	*
Larry C. Mounger(13)	70,240	*
James C. Towne(14)	39,536	*
All directors and executive officers as a group (10 persons)(15)	703,515	6.6%

*
Less than one percent

(1)
Based on a holdings report on Form 13F filed pursuant to the Exchange Act, which indicates that WM Advisors Inc. has sole voting and dispositive power for all of those shares. WM Advisors Inc. is affiliated with Washington Mutual Bank (d/b/a/ Western Bank), which is a party to our loan agreement. The address of WM Advisors Inc. is 1201 Third Avenue, Suite 1400, Seattle, WA 98101.

(2)
Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Royce & Associates, LLC has sole voting and dispositive power for all of those shares. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, Ninth Floor, New York, NY 10019.

(3)
Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Dimensional Fund Advisors Inc. has sole voting and dispositive power for all of those shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4)
Based on a holdings report on Form 13F filed pursuant to the Exchange Act, which indicates that Lord Abbett & Co. has sole voting and dispositive power for all of those shares. The address of Lord, Abbett & Co. is 90 Hudson Street, Jersey City, NJ 07302.

(5)
Includes 148,249 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002. Excludes 25,427 shares held by the Jones-Iannucci Educational Trust, of which Mr. Jones' children are the sole beneficiaries.

(6)
Includes 129,500 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(7)
Includes 36,372 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(8)
Includes 43,969 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002. 70,793 of these shares are held by Roanoke Capital, Ltd. ("Roanoke Capital"). Ms. Conley, CEO and one of our directors, is a shareholder, director and president of Roanoke Capital. The only other shareholder, director and officer of Roanoke Capital is Gerald R. Conley, Ms. Conley's husband.

(9)
Includes 4,950 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(10)
Includes 67,750 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(11)
Includes 66,500 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(12)
Includes 45,000 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(13)
Includes 46,779 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(14)
Includes 29,436 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

(15)
Includes 410,682 shares issuable upon exercise of options exercisable within 60 days of September 25, 2002.

        The following table sets forth, as of April 30, 2002, information related to our compensation plans.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,678,194	$8.86	351,246
Equity compensation plans not approved by shareholders	42,500	7.94	27,500

Total	1,720,694	$8.84	378,746

        The Cutter & Buck 2000 Transition Stock Incentive Plan for Officers, which was not submitted to our shareholders for approval, provides incentives in the form of stock options or shares of restricted common stock of the Company to our officers. Twenty-five thousand shares of our common stock were originally authorized to be issued under this compensation plan, which became effective June 30, 2000.

        The Cutter & Buck 2000 Transition Stock Incentive Plan for Non-Officers, which was not submitted to our shareholders for approval, provides incentives in the form of stock options or shares of restricted common stock of the Company to our employees who are not officers of the Company. Seventy thousand shares of our common stock are authorized to be issued under this compensation plan, which became effective June 30, 2000.

Item 13. Certain Relationships and Related Transactions

        As of April 30, 2002, Harvey N. Jones owed us $244,579 bearing interest at our bank borrowing rate, as that rate varies from time to time (7.75% at Apri1 30, 2002). The amount owed relates to interest paid on Mr. Jones' behalf for third-party loans. As of September 25, 2002 the amount owed was $285,353.

        As of April 30, 2002, Martin J. Marks owed us $278,323 bearing interest at our bank borrowing rate, as that rate varies from time to time (7.75% at Apri1 30, 2002). The amount owed relates to interest paid on Mr. Marks' behalf for third-party loans and for his personal tax obligations. As of September 25, 2002 the amount owed was $290,320.

Item 14. Controls and Procedures

a)
Not applicable

b)
Not applicable

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements, Financial Statement Schedules:

		Page
1.	Consolidated Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	50
	Consolidated Balance Sheets as of April 30, 2002 and 2001	51
	Consolidated Statements of Operations for the years ended April 30, 2002, 2001 and 2000	52
	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2002, 2001 and 2000	53
	Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001 and 2000	54
	Notes to Consolidated Financial Statements	55
2.	Financial Statement Schedule II—Valuation and Qualifying Accounts	72

	All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.
3.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.
3.1	Restated Articles of Incorporation (3.1)(1)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended April 30, 1999)
4.1	Specimen Common Stock Certificate (4.1)(1)
10.1	Lease dated May 22, 1994 between First and Cedar Associates and Jones/Rodolfo Corporation d/b/a Cutter & Buck (10.3)(1)
10.2	Lease dated April 15, 1998 between Whitmac Company and Cutter & Buck Inc. (10.18)(2)
10.3	Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (10.19)(3)
10.4
First Amendment dated October 6, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2000)
10.5	Lease dated November 13, 2000 between University Street Properties VI, LLC and Cutter & Buck Inc. (10.18)(4)
10.6	1991 Stock Option Plan (10.9)(1)
10.7	1995 Nonemployee Director Stock Incentive Plan (10.10)(1)

10.8	1995 Employee Stock Option Plan (10.11)(1)
10.9	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-80783))
10.10	1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43145))
10.11	1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-88627))
10.12	2000 Transition Stock Incentive Plan for Officers (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333- 48264))
10.13	2000 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.14	Stock Bonus Plan (10.16)(2)
10.15	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Joni M. Barrott (filed herewith)
10.16	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Paul A. Bourgeois (filed herewith)
10.17	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and John W. Leech (filed herewith)
10.18	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Jim C. McGehee (filed herewith)
10.19	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Patricia A. Nugent (filed herewith)
10.20	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Jon P. Runkel (filed herewith)
10.21	Loan Agreement dated March 31, 2002 between Cutter & Buck Inc. and Washington Mutual Bank d/b/a/ Western Bank, and supporting documents (filed herewith)
10.22	Lease dated April 30, 2002 between Adobe Systems Incorporated and Cutter & Buck Inc. (filed herewith)
10.23	Lease dated May 16, 2001 between Zelman Renton, LLC and Cutter & Buck Inc. (filed herewith)
10.24	Amendment dated May 16, 2001 to lease dated May 27, 1999 (See Exhibit 10.4) between Zelman Renton, LLC and Cutter & Buck Inc. (filed herewith)
10.25	Transition and Release Agreement dated April 25, 2002 between Harvey N. Jones and Cutter & Buck Inc. (filed herewith)
10.26	Retention Incentive Program (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Press release issued by the Company dated September 13, 2002

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

B. Reports on Form 8-K

        The Company filed a Form 8-K on March 26, 2002 to announce earnings, restructuring and asset impairment charges for the third quarter of fiscal year 2002 and guidance for the remainder of fiscal year 2002 and fiscal year 2003.

        The Company filed a Form 8-K on April 25, 2002 to announce the resignation of Harvey Jones as Chairman and Chief Executive Officer, the appointment of Fran Conley as interim Chairman and Chief Executive Officer and guidance for the fourth quarter of fiscal year 2002.

        The Company filed a Form 8-K on May 3, 2002 to announce the resignation of Marty Marks as President and Chief Operating Officer.

        The Company filed a Form 8-K on August 13, 2002 to announce a restatement of the Company's financial results, the resignation of Stephen S. Lowber as Chief Financial Officer and preliminary first quarter fiscal year 2003 operating results.

        The Company filed a Form 8-K on August 16, 2002 to announce the receipt of a letter from the Nasdaq National Market concerning the possible delisting of the Company's common stock.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cutter & Buck Inc.

        We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutter & Buck Inc. at April 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements for the years ended April 30, 2001 and 2000 have been restated, as discussed in Note 1.

/s/ Ernst & Young LLP

Seattle, Washington
September 18, 2002

CONSOLIDATED BALANCE SHEETS

	April 30,
	2002	2001
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$6,988,823	$8,072,456
Accounts receivable, net of allowances for doubtful accounts and returns of $4,239,645 in 2002 and $4,713,524 in 2001	41,904,527	45,663,014
Inventories, net	26,207,917	55,769,434
Deferred income taxes	3,525,006	3,350,725
Prepaid expenses and other current assets	10,763,992	4,898,876

Total current assets	89,390,265	117,754,505
Furniture and equipment, net	16,444,100	23,192,033
Deferred income taxes	189,933	763,321
Other assets	934,765	857,100

Total assets	$106,959,063	$142,566,959

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$—	$18,732,209
Accounts payable	7,272,511	12,885,720
Accrued liabilities	6,854,000	4,648,793
Current portion of capital lease obligations and debt	3,212,563	2,736,537
Other current liabilities	126,296	276,333

Total current liabilities	17,465,370	39,279,592
Capital lease obligations, less current portion	3,716,424	6,774,898
Long-term debt, less current portion	—	3,571,428
Deferred income taxes	2,039,700	357,759
Other liabilities	342,725	233,962
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,589,810 issued and outstanding in 2002 and 10,539,512 in 2001	64,525,494	64,187,129
Deferred compensation	(348,590)	(968,764)
Retained earnings	19,217,940	29,590,987
Accumulated other comprehensive loss	—	(460,032)

Total shareholders' equity	83,394,844	92,349,320

Total liabilities and shareholders' equity	$106,959,063	$142,566,959

See accompanying Notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended April 30,	2002	2001	2000
		(Restated)	(Restated)
Net sales	$173,953,302	$182,241,318	$148,038,309
Cost of sales	111,779,915	107,492,108	83,846,571

Gross profit	62,173,387	74,749,210	64,191,738
Operating expenses:
Design and production	4,966,295	4,094,259	3,464,916
Selling and shipping	46,536,990	46,725,117	35,992,104
General and administrative	16,151,107	14,340,160	11,584,764
Restructuring and asset impairment	8,519,772	—	—

Total operating expenses	76,174,164	65,159,536	51,041,784

Operating income (loss)	(14,000,777)	9,589,674	13,149,954
Other income (expense):
Factor commission and interest expense, net of interest income of $134,029 in 2002, $134,195 in 2001, and $579,028 in 2000	(1,598,821)	(1,255,501)	(459,658)
License and royalty income, net of other expense	345,119	492,415	287,252

Total other income (expense)	(1,253,702)	(763,086)	(172,406)

Income (loss) before income taxes	(15,254,479)	8,826,588	12,977,548

Income tax expense (benefit)	(4,881,432)	3,354,103	4,784,370

Net income (loss)	$(10,373,047)	$5,472,485	$8,193,178

Basic earnings (loss) per share	$(0.98)	$0.52	$0.83

Diluted earnings (loss) per share	$(0.98)	$0.52	$0.82

See accompanying Notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Deferred Compensation	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 1999, as previously reported	8,312,236	$32,998,010	$(107,340)	$16,175,865	$(158,899)	$48,907,636
Cumulative effect of restatement	—	—	—	(250,541)	—	(250,541)

Balance, April 30, 1999 (restated)	8,312,236	32,998,010	(107,340)	15,925,324	(158,899)	48,657,095
Sale of common stock, net of offering expenses of $2,462,760	1,955,000	28,817,240	—	—	—	28,817,240
Stock issued under employee stock purchase plan	26,254	351,736	—	—	—	351,736
Exercise of stock options	33,657	196,055	—	—	—	196,055
Deferred compensation relating to restricted stock grants	17,525	252,016	(252,016)	—	—	—
Amortization of deferred compensation	—	—	148,872	—	—	148,872
Tax benefit on exercise of stock options	—	29,990	—	—	—	29,990
Net income (restated)	—	—	—	8,193,178	—	8,193,178
Foreign currency translation	—	—	—	—	(173,306)	(173,306)

Comprehensive income (restated)	—	—	—	—	—	8,019,872

Balance, April 30, 2000 (restated)	10,344,672	62,645,047	(210,484)	24,118,502	(332,205)	86,220,860
Stock issued under employee stock purchase plan	39,514	261,088	—	—	—	261,088
Exercise of stock options	15,250	120,780	—	—	—	120,780
Expense relating to stock options granted to non-employee	—	32,050	—	—	—	32,050
Deferred compensation relating to restricted stock grants	140,076	1,114,342	(1,114,342)	—	—	—
Amortization of deferred compensation	—	—	356,062	—	—	356,062
Tax benefit on exercise of stock options	—	13,822	—	—	—	13,822
Net income (restated)	—	—	—	5,472,485	—	5,472,485
Foreign currency translation	—	—	—	—	(127,827)	(127,827)

Comprehensive income (restated)	—	—	—	—	—	5,344,658

Balance, April 30, 2001 (restated)	10,539,512	64,187,129	(968,764)	29,590,987	(460,032)	92,349,320
Stock issued under employee stock purchase plan	46,829	182,130	—	—	—	182,130
Exercise of stock options	3,469	4,994	—	—	—	4,994
Tax benefit on exercise of stock options	—	5,191	—	—	—	5,191
Expense relating to stock options granted to non-employee	—	65,550	—	—	—	65,550
Stock-based compensation	—	80,500	(80,500)	—	—	—
Amortization of deferred compensation	—	—	700,674	—	—	700,674
Net loss	—	—	—	(10,373,047)	—	(10,373,047)
Foreign currency translation	—	—	—	—	(79,685)	(79,685)
Foreign currency translation loss recognized	—	—	—	—	539,717	539,717

Comprehensive loss	—	—	—	—	—	(9,913,015)

Balance, April 30, 2002	10,589,810	$64,525,494	$(348,590)	$19,217,940	$—	$83,394,844

See accompanying Notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended April 30,	2002	2001	2000
		(Restated)	(Restated)
Operating activities:
Net income (loss)	$(10,373,047)	$5,472,485	$8,193,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,591,093	5,066,227	3,786,907
Deferred income taxes	1,922,731	(1,283,715)	(689,595)
Deferred gain on sale and leaseback of capital assets	(90,284)	383,552	—
Amortization of deferred compensation	620,174	356,062	148,872
Noncash compensation expense	65,550	32,050	—
Noncash restructuring and asset impairment charges	5,476,420	—	—
Inventory write-downs relating to restructuring	3,335,677	—	—
Changes in assets and liabilities:
Accounts receivable, net	1,914,364	(4,397,681)	(10,020,972)
Inventories	26,231,490	(13,614,562)	(13,436,542)
Prepaid expenses and other current assets	(6,921,984)	(1,739,685)	(258,301)
Accounts payable and accrued liabilities	(2,817,875)	2,119,695	5,276,032
Other liabilities	243,340	—	—
Income taxes payable	—	(1,946,727)	(797,380)

Net cash provided by (used in) operating activities	26,197,649	(9,552,299)	(7,797,801)
Investing activities:
Purchases of furniture and equipment	(2,257,061)	(9,241,358)	(9,939,082)
Proceeds from sale and leaseback of capital assets	—	6,745,675	—
Increase in trademarks, patents and marketing rights	(113,947)	(455,560)	(109,059)

Net cash used in investing activities	(2,371,008)	(2,951,243)	(10,048,141)
Financing activities:
Net proceeds from (repayments of) short-term borrowings	(18,784,626)	15,043,294	(8,614,755)
Net repayments of long-term debt	(3,571,428)	—	—
Principal payments under capital lease obligations	(2,784,485)	(2,209,738)	(387,216)
Issuance of common stock	187,124	395,690	29,395,021

Net cash provided by (used in) financing activities	(24,953,415)	13,229,246	20,393,050
Effects of foreign exchange rate changes on cash	43,141	(19,860)	59,245

Net increase (decrease) in cash and cash equivalents	(1,083,633)	705,844	2,606,353
Cash and cash equivalents, beginning of year	8,072,456	7,366,612	4,760,259

Cash and cash equivalents, end of year	$6,988,823	$8,072,456	$7,366,612

Supplemental information:
Cash paid during the year for interest	$1,489,702	$875,015	$933,644

Cash paid during the year for income taxes	$343,853	$7,195,229	$6,271,345

Noncash financing and investing activities:
Equipment acquired under capital leases	$202,037	$8,042,840	$2,223,457

Deferred compensation for issuance of restricted stock	$—	$1,114,342	$252,016

See accompanying Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Cutter & Buck Inc. (the "Company") designs, sources and markets men's and women's sportswear, fashion and outerwear apparel. The Company's trade customers are principally golf pro shops and resorts, corporate accounts, specialty retail stores and Company-owned retail stores.

        The Company has two wholly-owned subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH established for the purpose of direct marketing, sales and distribution of Cutter & Buck sportswear, fashion and outerwear in Europe. These subsidiaries ceased operations on April 30, 2002 in conjunction with our restructuring plan (Note 8).

Restatement of Financial Statements

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chairman and Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal year 2000 had been recorded as sales of inventory for that year. Subsequent to that announcement, the Special Committee continued its investigation in order to confirm whether any additional accounting irregularities had occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors.

        Upon completion of the Special Committee's restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary encompassing the fiscal years 2000 and 2001 and each of the periods noted above. We have also recorded a cumulative effect adjustment to retained earnings for amounts related to 1998 and 1999 of $250,541. All adjustments fell into the following categories:

        Restatement of distributor transactions: In the fourth quarter of fiscal 2000 we made shipments of product to three distributors on a consignment basis and improperly recorded these shipments as sales. Some of this product was sold by the distributors during fiscal 2001 and cash was remitted to us. At the end of fiscal 2001 the unsold product was returned to us and recorded as sales returns. The fiscal 2000 financial statements are being restated to reverse these sales and the fiscal 2001 financial statements are being restated to record sales by the distributors on a cash basis and to reverse the sales returns.

        Restatement of premature shipments: We generally ship our product to arrive on customer specified delivery dates. In certain instances, we shipped product to customers well in advance of the date originally specified by the customer. We have restated our financial statements for fiscal years 2000 and 2001 (as well as a cumulative effect adjustment to May 1, 1999 retained earnings) to record sales in the period that the customer requested the goods be received taking into account a normal time to assure receipt in accordance with customer specified terms.

        In addition, on certain occasions we shipped product to third parties where it was held until the customer specified dates, or shipped product in ways that assured slow delivery. We have has restated for all such sales to record the sales upon substantive transfer of the products to the customer.

        Restatement of European operations: Certain accounting errors were discovered during the process of closing the Company's European operations. We have restated our financial statements for fiscal years 2000 and 2001 related to an understatement of accrued expatriate compensation and an overstatement of recoverable value added taxes.

        Income Taxes: We have recorded the income tax effects of the restatements in each year using the marginal federal and state income tax rates.

        The effect of the restatement on the consolidated financial statements is summarized as follows:

As of April 30, 2001	As Previously Reported	As Restated
	(in thousands)
Consolidated Balance Sheets:
Accounts receivable, net*	$48,184	$45,663
Inventories, net*	53,887	55,769
Total current assets	118,141	117,755
Total assets	142,953	142,567
Current liabilities	38,751	39,280
Retained earnings	30,506	29,591
Total shareholders' equity	93,265	92,349
Total liabilities and shareholders' equity	142,953	142,567
For the year ended April 30, 2001	As Previously Reported	As Restated
	(in thousands, except per share)
Consolidated Statements of Operations:
Net sales*	$175,829	$182,241
Cost of sales*	104,150	107,492
Gross profit*	71,679	74,749
Total operating expenses	64,943	65,159
Operating income	6,736	9,590
Net income	3,702	5,472
Basic earnings per share	0.35	0.52
Diluted earnings per share	0.35	0.52

* The as previously reported column includes certain reclassifications as described elsewhere in this note to conform to the 2002 presentation.
For the year ended April 30, 2000	As Previously Reported	As Restated
	(in thousands, except per share)
Consolidated Statements of Operations:
Net sales*	$155,201	$148,038
Cost of sales*	87,691	83,846
Gross profit*	67,510	64,192
Total operating expenses	50,729	51,042
Operating income	16,780	13,150
Net income	10,629	8,193
Basic earnings per share	1.08	0.83
Diluted earnings per share	1.06	0.82

* The as previously reported column includes certain reclassifications as described elsewhere in this note to conform to the 2002 presentation.

Unaudited Quarterly Information (in thousands, except per share)

        The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. Except for the effects of the restatements, all such adjustments were of a normal, recurring nature.

	For the Quarter ended July 31, 2000		For the Quarter ended October 31, 2000		For the Quarter ended January 31, 2001		For the Quarter ended April 30, 2001
	As previously Reported	As Restated	As previously Reported	As Restated	As previously Reported	As Restated	As previously Reported	As Restated
Net sales	$40,429	42,982	$47,433	45,756	$33,597	35,266	$54,370	58,237
Cost of sales	22,912	24,306	26,887	26,008	18,786	19,699	35,566	37,479
Gross profit	17,517	18,676	20,546	19,748	14,811	15,567	18,804	20,758
Total operating expenses	15,274	15,328	15,559	15,612	16,185	16,239	17,925	17,980
Operating income (loss)	2,243	3,348	4,987	4,136	(1,374)	(672)	879	2,778
Net income (loss)	1,322	2,000	3,051	2,567	(963)	(546)	292	1,451
Basic earnings (loss) per share	0.13	0.19	0.29	0.25	(0.09)	(0.05)	0.03	0.14
Diluted earnings (loss) per share	0.13	0.19	0.29	0.24	(0.09)	(0.05)	0.03	0.14

	For the Quarter ended July 31, 2001		For the Quarter ended October 31, 2001		For the Quarter ended January 31, 2002
	As previously Reported	As Restated	As previously Reported	As Restated	As previously Reported	As Restated	For the Quarter ended April 30, 2002
Net sales	39,397	40,143	44,064	44,711	33,601	33,190	55,909
Cost of sales	22,896	23,306	27,115	27,486	22,476	22,216	38,772
Gross profit	16,501	16,837	16,949	17,225	11,125	10,974	17,137
Total operating expenses	18,313	18,395	16,248	16,330	23,086	23,166	18,283
Operating income (loss)	(1,812)	(1,558)	701	895	(11,961)	(12,192)	(1,146)
Net income (loss)	(1,352)	(1,179)	225	347	(8,350)	(8,501)	(1,040)
Basic earnings (loss) per share	(0.13)	(0.11)	0.02	0.03	(0.79)	(0.80)	(0.10)
Diluted earnings (loss) per share	(0.13)	(0.11)	0.02	0.03	(0.79)	(0.80)	(0.10)

        The as previously reported column includes reclassifications that increased net sales and cost of sales in each quarter as follows (in thousands):

	Fiscal Year
	2002	2001
July 31	$1,666	$1,400
October 31	1,164	1,359
January 31	965	1,228
April 30	N/A	774

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        The Company considers all short-term investments with maturities of 90 days or less at purchase to be cash equivalents.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined under the first-in, first-out method. A detailed analysis of inventory is performed on a quarterly basis to identify slow-moving and out-of-season fashion merchandise. The net realizable value of this merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of slow-moving merchandise to its estimated net realizable value.

Samples

        The Company capitalizes the costs of merchandise samples that relate to goods to be sold in future selling seasons. These samples are amortized on a straight-line basis over the respective selling seasons of six months. The amortization of samples is charged to selling expenses over the revenue-generating period.

Furniture and Equipment

        Furniture and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Machinery and equipment are depreciated over three to seven years. Furniture and equipment are depreciated over three to five years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated economic useful life of the asset, generally five to ten years. Furniture and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the estimated economic useful life of the asset. Store fixtures are depreciated on a straight-line basis over three years.

Advertising

        Advertising costs are expensed as incurred. Advertising expense was $3,068,000, $3,311,000 and $2,461,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

Income Taxes

        The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

        The fair value of the Company's capital lease obligations and long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of these financial instruments at April 30, 2002 and 2001 approximated fair value. The carrying amount of cash equivalents, accounts receivable and accounts payable approximates fair value.

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

Revenue Recognition

        Revenue is recognized at the time the product is shipped to the customer and, in the case of Company-owned retail stores, when product is sold to customers. However, in cases where goods are shipped to customers prematurely, revenue is not recognized until the time the goods would have normally been shipped to the customer. There is generally no right to return for customers, other than for defective products. Under certain circumstances the Company does accept customer returns as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded.

Foreign Currency Transactions and Translation

        Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as a component of comprehensive income. Gains and losses from foreign currency transactions are included in other income and were a loss of $4,000 and gains of $134,000, and $43,000 in fiscal 2002, 2001 and 2000, respectively. The restructuring and asset impairment charge includes $0.6 million related to the recognition of the foreign currency translation loss resulting from the substantial liquidation of the Company's European operations at April 30, 2002.

Stock-Based Compensation

        The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value.

        Stock compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF No. 96-18). Accordingly, expense is recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Earnings (Loss) Per Share

        Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications include those made to conform to EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and SAB 101 "Revenue Recognition in Financial Statements" and impacted net sales, and cost of sales by the same amount to reflect the effects of freight billed to customers and changes in allowances for returned goods in accordance with those accounting pronouncements. These reclassifications resulted in increases in net sales and cost of sales of $4,761,000 and $2,748,000 in 2001 and 2000, respectively, and had no effect on net income or net worth in any period. The reclassifications for SAB 101 also resulted in an increase in inventory and a corresponding increase in accounts receivable allowances of of $1,393,000 at April 30, 2001.

Derivatives and Hedging

        The Company from time to time, uses derivative financial instruments to reduce its exposure to changes in foreign exchange rates in connection with the operations of its European subsidiaries. While these instruments are subject to risk of loss from changes in exchange rates, those losses would generally be offset by gains on the related exposure. The Company does not use derivative financial instruments for speculative or trading purposes. The Company reduces the risks associated with changes in foreign currency exchange rates by entering into forward, cylinder and option contracts to hedge accounts receivable denominated in non-euro currencies. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and the related amounts are recorded as other income.

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on May 1, 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The fair value of foreign exchange contracts is based on quoted market prices. At April 30, 2002 the Company had no open foreign exchange contracts and at April 30, 2001 the Company held one option contract to sell £400,000 GBP. The cumulative effect upon adoption of SFAS No. 133 on May 1, 2001 was not material. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency transaction gains and losses.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial position or consolidated results of operations.

Note 2.

Prepaid Expenses and Other Current Assets

April 30,	2002	2001
		(Restated)
Prepaid expenses and other current assets	$3,515,119	$3,161,662
Refundable income taxes	6,545,491	483,575
Samples	703,382	1,253,639

	$10,763,992	$4,898,876

Note 3.

Furniture and Equipment

        Furniture and equipment consisted of the following:

April 30,	2002	2001
Leasehold improvements	$6,488,981	$8,404,675
Machinery and equipment	8,338,902	9,915,963
Store fixtures	7,874,451	8,114,225
Furniture and other fixtures	11,979,628	9,896,586

	34,681,962	36,331,449
Less accumulated depreciation and amortization	(18,414,092)	(13,566,281)
Construction in progress	176,230	426,865

	$16,444,100	$23,192,033

        The total cost of leased equipment capitalized at April 30, 2002 and 2001 was $12,130,099 and $11,928,062, respectively, with related accumulated amortization of $5,201,112 and $2,502,152, respectively.

Note 4.

Debt

        In July 2000, the Company entered into a loan agreement with Washington Mutual Bank d/b/a/ Western Bank (Western Bank) for a $55 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The line of credit was originally scheduled to expire on August 1, 2002. In March 2002, we renewed and modified our loan agreement to provide a $35 million line of credit. The new agreement was effective January 31, 2002 and availability of funds under the line is determined by a borrowing formula. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2003 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures. At April 30, 2002, the Company was out of compliance with the minimum interest service coverage covenant at April 30, 2002, but was in compliance with all other covenants. Subsequent to April 30, 2002, the Company was out of compliance with the financial statement reporting requirement to provide audited financial statements within 90 days of the Company's fiscal year end. At April 30, 2002, letters of credit outstanding against this line of credit totaled approximately $12.4 million and there were no working capital advances outstanding. At April 30, 2001, working capital advances totaled $15.4 million, of which $2.0 million was at an interest rate of 6.8%, $5.7 million was at an interest rate of 6.1% and $7.7 million was at an interest rate of 7.5%.

        Under the renegotiated line of credit, the $5 million sub-limit in support of Cutter & Buck, B.V. was eliminated in April 2002 upon pay-off of Bank of America's line of credit to Cutter & Buck B.V. The subsidiary's line of credit was used for the same purposes and was subject to the same terms and performance criteria described above. At April 30, 2001, working capital advances against this allocated line of credit totaled approximately $3.3 million at an interest rate of 6.2%.

        The Company also had a $5 million term credit facility with Washington Mutual Bank, with an outstanding balance of approximately $2.9 million at the time the loan agreement was renegotiated. Under the terms of the renegotiated line of credit, this term facility was consolidated into the revolving line of credit. At April 30, 2001, $3.6 million was outstanding against the term facility.

        Since the Company announced its intention to restate its financial statements, it has been assessing its credit needs and been in discussions with its lenders. After its restructuring, the Company has determined that a credit facility of $25 million would meet its operating needs as compared to the current facility of $35 million. It is not clear whether the existing lenders will elect to continue the credit line with the Company at either its existing amount or a lower amount. However, based on ongoing discussions with alternative sources of financing, the Company believes that sufficient financing in the form of asset-based or vendor financing will be available if the existing lenders or other lenders elect not to extend a sufficient credit line to the Company.

Note 5.

Income Taxes

        The foreign and domestic components of income (loss) before income taxes were as follows:

		Restated
Year Ended April 30,
	2002	2001	2000
Domestic	$(10,351,035)	$9,994,100	$14,725,868
Foreign	(4,903,444)	(1,167,512)	(1,748,320)

	$(15,254,479)	$8,826,588	$12,977,548

        The provision (benefit) for income taxes consisted of the following:

		Restated
Year Ended April 30,
	2002	2001	2000
Current tax provision (benefit):
Federal	$(6,266,993)	$4,387,125	$5,263,428
State	(537,170)	250,693	210,537

	(6,804,163)	4,637,818	5,473,965
Deferred federal tax provision (benefit)	1,922,731	(1,283,715)	(689,595)

	$(4,881,432)	$3,354,103	$4,784,370

        The provision for income taxes differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

		Restated
Year Ended April 30,
	2002	2001	2000
Tax provision (benefit) at federal statutory tax rate	$(5,339,068)	$3,089,306	$4,542,142
Non-deductible expenses	292,217	38,674	22,353
State income tax (benefit), net of federal benefit	(297,462)	114,746	136,849
Other	462,881	111,377	83,026

	$(4,881,432)	$3,354,103	$4,784,370

        The Company recorded compensation expense in 2002, 2001 and 2000 for income tax purposes of approximately $14,000, $37,000 and $83,000, respectively, resulting from the exercise of non-qualified stock options and disqualifying dispositions of common stock received through the exercise of incentive stock options. The resulting tax benefit of $5,191, $13,822 and $29,990, respectively, is included in shareholders' equity.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

		Restated
April 30,
	2002	2001
Deferred income tax assets:
Reserve for doubtful accounts and returns	$1,285,329	$1,228,554
Reserve for inventory obsolescence	374,714	680,910
Restructuring and asset impairment accruals	1,342,526	—
Unicap	498,621	1,387,030
Depreciation and amortization	—	626,884
Other	213,749	190,668

Total deferred income tax assets	3,714,939	4,114,046
Deferred income tax liabilities:
Depreciation and amortization	(1,530,693)	—
Prepaid expenses and other	(13,376)	(158,317)
Capitalized system costs	(495,631)	(357,759)

Total deferred income tax liabilities	(2,039,700)	(516,076)

Net deferred taxes	$1,675,239	$3,597,970

Note 6.

Commitments

        The Company leases its office facilities, retail stores, a distribution center and certain office equipment under operating leases. Most of these leases contain renewal options, and certain leases contain provisions for payment of additional rent based on a percentage of sales. Some leases also include early termination options which can be exercised under specific conditions. Total rent expense amounted to $6,733,000, $4,564,000 and $2,608,000 for the years ended April 30, 2002, 2001, and 2000 respectively.

        On January 24, 2001, the Company entered into a sale and leaseback agreement for approximately $6.7 million of capital assets. The resulting commitment is accounted for as a capital lease, with terms between three and five years. The Company deferred a gain of approximately $0.4 million, which is being amortized in proportion to the amortization of the leased assets.

        Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2002:

Year Ending April 30,	Capital Leases	Operating Leases
2003	$3,713,922	$4,635,024
2004	3,034,364	4,316,864
2005	758,804	4,279,311
2006	193,559	4,215,470
2007	—	3,022,595
Thereafter	—	2,331,194

Minimum lease payments	7,700,649	22,800,458
Less sublease payments	—	(1,029,616)

Total minimum lease payments	7,700,649	$21,770,842

Less amount representing interest	(771,662)

Present value of net minimum lease payments	6,928,987
Less: current portion	(3,212,563)

	$3,716,424

        At April 30, 2002, the Company was not in default on any of their leases. Subsequent to April 30, 2002, the Company began rent renegotiation discussions with certain retail store landlords. The Company suspended some rent payments during the negotiation process and is in technical default on several leases after April 30, 2002.

Note 7.

Related Party Transactions

        On April 25, 2002 the Company entered into a Transition and Release Agreement with a former officer and director, pursuant to which this former officer executed promissory notes in favor of the Company in the amounts of $80,000 and $165,223. If this former officer is in compliance with all terms of the Transition and Release Agreement as of May 11, 2003, the promissory note for $80,000 will be cancelled. The remaining note is payable on or before October 31, 2005 with interest payments due quarterly beginning on October 31, 2002, or at such earlier date of termination if the agreement is terminated for cause. The notes bear interest at the Prime rate, and may be prepaid without penalty. The notes are recorded in accounts receivable. Also pursuant to this Transition and Release Agreement, the Company cancelled 50,000 granted but unvested options to acquire company common stock.

        The Company also has a loan arrangement with another former officer for which the contractually stated amount totals $286,518. The loan bears interest at the applicable rate under our loan agreement with Washington Mutual Bank, and is due on demand.

Note 8.

Restructuring and Asset Impairment

        In the third quarter of fiscal 2002, we began implementing a restructuring plan to reduce our operating costs, streamline our organizational structure and focus on those areas of our business that we believe provide the greatest growth and profit opportunities. The major initiatives of this restructuring plan include closing our wholly-owned European subsidiary, Cutter & Buck (Europe) B.V., establishing a licensing relationship to serve key European markets, refining our Company-owned retail store strategy, consolidating and restructuring our women's line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women's line, closing three under-performing Company-owned retail stores in fiscal 2003, recording a loss on the sublease of a portion of our excess warehouse space and certain management changes. As a result of implementing our restructuring plan, we recorded a "Restructuring and asset impairment" charge of approximately $8.5 million in fiscal 2002.

        Included in the $8.5 million restructuring and asset impairment charge is a charge related to our European operations of approximately $2.9 million. This component of the charge includes termination and severance benefits to be paid as a result of the involuntary termination of approximately 20 employees located in the Netherlands, reserves necessary to write down that operation's receivables due to lower than anticipated recoveries, the write down of other current assets, furniture, equipment and leasehold improvements to net realizable value, the recognition of accumulated translation losses and other costs resulting from closing our European subsidiary. In addition, we recorded approximately $1.7 million of write-downs for our European inventory expected to be sold below cost. This has been recorded in "Cost of sales" on the Statements of Operations. Effective May 1, 2002 we entered into a license agreement with Eurostyle Ltd. to distribute Cutter & Buck men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle Ltd. to sell inventory, certain accounts receivable balances and fixturing. We had substantially completed the closure of our European operations as of April 30, 2002 and expect to settle the remaining liabilities in accordance with contract terms which extend into fiscal 2003. Certain activities will continue in fiscal 2003 to collect accounts receivable and to finalize liquidation of the subsidiary.

        Our restructuring plan included refining our retail strategy. We engaged a consultant to assist us in this process and performed an evaluation of the recoverability of the assets relating to our retail stores. We concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing stores and adjust the net book value of another two full-price stores to their estimated fair value. In accordance with SFAS No. 121, our estimates of future cash flows are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Assets to be disposed of are measured at the lower of our carrying amount or fair value less cost to sell. We engaged a second consultant to assist us in renegotiating our retail store leases and decided to close three previously identified under-performing stores during fiscal 2003. As a result, we recorded a charge of approximately $3.1 million relating to store fixed asset write-downs (primarily leasehold improvements), lease termination costs and store closure costs. As we continue to evaluate and refine our retail strategy we may incur additional write-downs of the related assets to their estimated fair values or other charges relating to possible store closures.

        During fiscal 2002 we completed the consolidation and restructuring of our women's line sales forces. Under this initiative, substantially all of the golf and specialty store territories that were previously served by sales representatives dedicated exclusively to our women's products were either combined with existing territories served by sales representatives selling our men's products, converted to territories served by multi-line sales representatives or converted to commission-only territories effective May 1, 2002. Five sales representatives were involuntarily terminated and we recorded a write-off of approximately $1.4 million relating to commission draws and sample receivable balances.

        During fiscal 2002 we also decided to discontinue our golf shoe business as well as the dressier side of our women's line. As a result we recorded a charge of $1.2 million relating to the loss on liquidation of our remaining shoe inventory and $0.4 million relating to Fall 2002 fashion inventory expected to be sold below cost. These amounts are recorded in "Cost of sales" on the Statements of Operations. We also recorded a charge of approximately $0.4 million relating to the write-off of prepaid sample expenses for our Fall 2002 fashion line and severance benefits for five employees who were involuntarily terminated as of April 30, 2002. This amount has been recorded in "Restructuring and asset impairment" on the Statements of Operations. Also included in "Restructuring and asset impairment" on the Statement of Operations is a charge of $0.4 million relating to the transitions of both our former Chief Executive Officer and our former President.

        Partially as a result of our restructuring, we have excess warehouse capacity at our distribution center. We have subleased this unused capacity to third parties. Included in restructuring and asset impairment is a charge of $0.3 million relating to a loss on these subleases. During the first quarter of fiscal 2003, we decided to abandon additional warehouse space and expect to record an additional charge of $3.3 million. At April 30, 2002, we had gross lease obligations of $11.0 million relating to the total excess warehouse space. We anticipate receiving sublease income to partially offset this obligation. Due to the uncertainty of estimating future sublease income, actual results may differ significantly from this estimate.

        For the year ended April 30, 2002, the total restructuring and asset impairment charges were as follows:

Asset Impairment	$4,986,718
Lease Obligations	1,046,638
Termination Benefits	991,559
Foreign Currency Translation Loss	539,717
Other Restructuring Costs	955,140

$8,519,772

        Total cash outlays relating to the restructuring and asset impairment charges are expected to be approximately $3.0 million, of which $0.3 million has been paid to date. Activity in the accrued liability associated with the restructuring charges consisted of the following:

	Total Accrued Liabilities	Payments	Balance at April 30, 2002	Due within 1 Year	Due After 1 Year
Lease Obligations	$1,177,153	$—	$1,177,153	$933,651	$243,502
Termination Benefits	911,059	(139,259)	771,800	771,800	—
Other Restructuring Costs	955,140	(172,120)	783,020	783,020	—

	$3,043,352	$(311,379)	$2,731,973	$2,488,471	$243,502

        We expect to record an additional $3.3 million in charges during the first quarter of fiscal 2003 related to the abandonment of warehouse space. The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

        Costs that relate to ongoing operations are not a part of restructuring charges and are not included in "Restructuring and asset impairment" charges. In accordance with EITF Issue No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," all inventory adjustments resulting from the discontinuation of our golf shoe business and the dressier side of our women's line and closure of our European subsidiary are recorded in "Cost of sales" on the Statements of Operations. As of April 30, 2002, inventory write-downs relating to these activities were approximately $3.3 million.

Note 9.

Shareholders' Equity

Preferred Stock

        The Company has authorized 6,000,000 shares of preferred stock, no par value. There was no preferred stock outstanding at April 30, 2002 and 2001.

Common Stock

        On July 23, 1999, the Company sold 1,700,000 shares of its common stock in a follow-on offering at $16 per share. Pursuant to the exercise of the underwriter's over-allotment option, the Company sold an additional 255,000 shares of common stock at $16 per share on August 3, 1999. Proceeds to the Company, net of underwriting discounts and commissions and offering expenses totaling $2,463,000, amounted to $28,817,000.

Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. As of April 30, 2002, 136,818 shares had been issued under that plan and 238,182 shares have been reserved for future issuance. The weighted average fair value of shares granted under the Employee Stock Purchase Plan in 2002, 2001 and 2000 was $1.21, $2.28, and $4.39, respectively. The fair value of shares granted under the Employee Stock Purchase Plan used to calculate pro forma net income and net income per share disclosures was determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000 respectively: risk-free interest rate of 4.7%, 5.7%, and 6.0%; volatility of 65%, 77%, and 69%; expected life of 6 months and no future dividends.

Stock Option Plans

        The Company has eight stock option plans that provide for the granting of options to employees, officers and directors of the Company to purchase up to 2,767,210 shares of common stock. Options granted under the 1991 plan provide for 50% vesting on the first anniversary from the date of grant and 25% vesting on each of the second and third anniversaries. Options granted under the 1995 director plan and 1999 director plan are exercisable six months after the date of grant. Options granted under the 1995 employee plan, the 1997 plan and the 2000 plans generally provide for vesting over a four-year period with vesting at 25% each year. Options under the plans expire after 10 years and have been granted at fair value on the date of grant. The weighted average fair value of stock options granted in 2002, 2001, and 2000 was $4.24, $5.50, and $8.99, respectively. The fair value of stock options used to calculate pro forma net income and net income per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rate of 4.9%, 5.3%, and 6.0%; volatility of 65%, 77%, and 69%; expected life of 5 years, and no future dividends.

        Had compensation cost for the stock option and Employee Stock Purchase plans been recognized based on the fair value at the date of grant for options and stock, awarded under the plans, pro forma amounts of the Company's net income (loss) and net earnings (loss) per share would have been as follows:

		Restated
Year Ended April 30,
	2002	2001	2000
Net income (loss)	$(10,373,047)	$5,472,485	$8,193,178
Pro forma compensation expense under SFAS No. 123	(1,999,036)	(1,105,340)	(1,471,269)

Pro forma net income (loss) under SFAS No. 123	$(12,372,083)	$4,367,145	$6,721,909

Pro forma diluted earnings (loss) per share	$(1.17)	$0.41	$0.67

        Under SFAS No. 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net income (loss) may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in earnings.

        A summary of the Company stock option activity and related information is as follows:

April 30,	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of year	1,202,750	$10.52	850,000	$12.00	692,407	$10.91
Granted	700,750	5.84	454,500	8.32	228,000	14.33
Exercised	(3,469)	1.44	(15,250)	7.92	(33,657)	6.41
Canceled	(179,337)	7.23	(86,500)	13.39	(36,750)	13.01

Balance, end of year	1,720,694	$8.96	1,202,750	$10.52	850,000	$12.00

Exercisable at end of year	794,703	$10.64	530,362	$10.85	376,718	$9.87

        The following information is provided for options outstanding and exercisable at April 30, 2002:

	Outstanding
				Exercisable
		Weighted Average
					Weighted Average Exercise Price
Range of Exercise Price	Options	Remaining Contractual Life	Exercise Price	Options
$ 1.44 - $ 3.75	82,546	4.84	$2.53	82,546	$2.53
4.75 - 7.17	751,274	8.60	6.01	126,024	6.65
7.81 - 12.50	398,849	7.08	9.41	215,849	9.91
13.44 - 13.79	386,590	6.29	13.73	289,718	13.72
14.09 - 17.25	101,435	6.86	16.13	80,566	16.06

	1,720,694			794,703

        At April 30, 2002, 378,746 shares were available for future grant and 2,099,440 shares were reserved for future issuance.

Restricted Stock Plan

        The Company has a Stock Bonus Plan which permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. Up to 37,500 shares of Restricted Stock can be issued under the Stock Bonus Plan and no more than 11,250 shares of Restricted Stock can be issued to any one participant in any one year. Restricted stock may also be granted from the 1997 and 2000 stock option plans. Eligible employees are awarded the Restricted Stock at a 15% discount from market price. As of April 30, 2002, 167,796 shares of restricted stock had been issued from all plans, and 1,819 shares had been cancelled. Of these amounts, 37,603 shares had been issued under the Stock Bonus Plan, 1,819 shares had been cancelled, and 1,716 shares were reserved under this plan for future issuance. The Company has recorded deferred compensation related to restricted stock of $0, $1,114,342 and $252,016 as of April 30, 2002, 2001, and 2000, respectively. These amounts are being amortized over the vesting period, 25% every six months. Compensation expense relating to restricted stock awards was $620,174, $356,062 and $148,872 for the years ended April 30, 2002, 2001 and 2000, respectively.

Non-employee Stock Option

        In January 2001, the Company entered into a three year endorsement agreement with a professional golfer. Under the terms of the agreement, the Company granted an option to purchase 60,000 shares of Company Common Stock that vest based on certain performance requirements. These options are accounted for at fair market value in accordance with EITF No. 96-18. The Company recorded marketing expense relating to stock options which vested as a result of achieving some of the performance requirements of $65,550 and $32,050 for the years ended April 30, 2002 and 2001, respectively.

Stock-based Compensation

        Under the terms of a Transition and Release Agreement with a former officer of the Company, 50,000 granted and unvested stock options were cancelled. This was determined to be a modification of the original grant. Compensation expense of $80,500 was recorded based on the increased intrinsic value of the grant on the date the Agreement was executed.

Shareholder Rights Plan

        In November 1998, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") designed to protect shareholders from certain takeover tactics. Under the Rights Plan, the Board of Directors declared and distributed to our shareholders a dividend of one right, each referred to as a Right, for each outstanding share of common stock. The Rights are not exercisable or transferable separately from shares of common stock until the earlier of: (1) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of a designated percentage of the outstanding shares of the common stock and (2) 10 business days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning a designated percentage of outstanding shares of common stock, unless the Board of Directors sets a later date, referred to as the Distribution Date. The Board of Directors has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating offers for all outstanding common stock as a permitted offer. The Company may redeem the Rights during the initial 180 days after a triggering event generally only by a majority of directors who are directors before any person or group obtains or acquires the right to acquire a designated percentage of outstanding shares of common stock. Prior to the Distribution Date, the Company is able to amend or supplement the Rights Plan without the consent of any of the holders of the Rights. Following the Distribution Date, the Rights Plan could be amended to cure any ambiguity, to correct or supplement any inconsistent provision or any other provision so long as such amendment or supplement would not adversely affect the holders of the Rights, other than an acquiring person or group. The Rights expire on November 20, 2008 unless earlier redeemed by the Company.

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

Stock Split

        On May 28, 1999, the Company's Board of Directors approved a 3-for-2 stock split of the shares of common stock, to be effected in the form of a share dividend on shares of common stock outstanding on June 4, 1999. The distribution of shares was made on June 15, 1999. The Company's financial statements have been restated to reflect the stock split.

Note 10.

Employee Benefits

        The Company has a salary deferral 401(k) plan for substantially all of its employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to contribute an amount at its discretion. To date, the Company has made no contributions to the plan.

Note 11.

Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

		Restated
Year Ended April 30,
	2002	2001	2000
Numerator:
Numerator for basic and diluted earnings (loss) per share — net income (loss)	$(10,373,047)	$5,472,485	$8,193,178

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares	10,570,305	10,447,912	9,838,565
Effect of dilutive securities weighted average stock options	—	77,673	182,368

Denominator for diluted earnings (loss) per share	10,570,305	10,525,585	10,020,933

Basic earnings (loss) per share	$(0.98)	$0.52	$0.83
Diluted earnings (loss) per share	$(0.98)	$0.52	$0.82

        For fiscal year 2002, no effect of common stock equivalents is reflected, as the impact would be anti-dilutive to the loss per share.

Note 12.

Litigation

        The Company is party to various legal proceedings, including the shareholder lawsuits that arose from the Company's recently announced restatement of its financial statements.

        These proceedings, which are described in our Part I, Item 3 — Legal Proceedings — were brought purportedly on behalf of a class of persons who purchased our common stock. The Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on its financial position and results of operations.

Note 13.

Segment and Geographic Information

        The Company has two operating segments, the wholesale and retail sales of sportswear, fashion and outerwear apparel. The wholesale segment is primarily comprised of sales to golf and fashion apparel resellers. The retail segment is comprised of our company-owned retail stores and our e-commerce site. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The information presented below for these segments is information used by the Company's chief operating decision maker in evaluating operating performance.

	Wholesale	Retail	Consolidated
	In thousands
Fiscal 2002:
Net sales	$159,905	$14,048	$173,953
Gross profit	53,986	8,187	62,173
Total assets at end of year	98,323	8,636	$106,959
Fiscal 2001:
Net sales	$171,978	$10,263	$182,241
Gross profit	67,950	6,799	74,749
Total assets at end of year	130,502	12,065	142,567
Fiscal 2000:
Net sales	$145,203	$2,835	$148,038
Gross profit	62,401	1,791	64,192
Total assets at end of year	110,795	4,287	115,082

        In addition, wholesale international sales represented approximately 3.5%, 4.1%, and 5.2% of net sales for the years ended April 30, 2002, 2001 and 2000. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented. Long-term assets of international operations represent approximately 0.7%, 3.5%, and 6.6% of the Company's long-term assets for fiscal years ended April 30, 2002, 2001 and 2000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

CUTTER & BUCK INC.

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	BALANCE AT BEGINNING OF PERIOD	CHARGED TO REVENUE, COSTS OR EXPENSES	CHARGED TO OTHER ACCOUNTS —DESCRIBE	DEDUCTIONS —DESCRIBE		BALANCE AT END OF PERIOD
Year Ended April 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,377,701	$1,245,554	—	$560,071(A	)	$2,063,184
Reserve for sales returns and allowances	$3,335,823	$8,832,168	—	$9,991,530(B	)	$2,176,461
Reserve for inventory obsolescence	$1,840,298	$3,230,258	—	$3,512,786(C	)	$1,557,770
Year Ended April 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,062,012	$732,445	—	$416,756(A	)	$1,377,701
Reserve for sales returns and allowances	$2,347,908	$8,657,601	—	$7,669,686(B	)	$3,335,823
Reserve for inventory obsolescence	$1,218,240	$2,918,676	—	$2,296,618(C	)	$1,840,298
Year Ended April 30, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$817,474	$963,226	—	$718,688(A	)	$1,062,012
Reserve for sales returns and allowances	$908,717	$6,618,224	—	$5,179,033(B	)	$2,347,908
Reserve for inventory obsolescence	$1,077,753	$1,087,032	—	$946,545(C	)	$1,218,240

  (A)
  Deductions consist of write-offs of uncollectible accounts, net of recoveries.

  (B)
  Deductions consist of losses on sales returns and other credits allowed.

  (C)
  Deductions consist of inventory sold at a loss.

        Note—As result of adoption SAB 101 "Revenue Recognition in Financial Statements," the Company has made reclassifications of prior year amounts to conform to the 2002 presentation. These reclassifications increased the reserve for sales returns and allowances and inventories by the same amount. Accordingly, the amounts shown in columns C and E for fiscal 2000 increased by $1,058,896 and for fiscal 2001 Column C increased by $334,204 and Column E increased by $1,393,100 from amounts reflected in prior years' annual reports on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
October 9, 2002	By:	/s/ FRANCES M. CONLEY Frances M. Conley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANCES M. CONLEY Frances M. Conley	Chairman, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	October 9, 2002
/s/ MICHAEL S. BROWNFIELD Michael S. Brownfield	Director	October 7, 2002
/s/ LARRY C. MOUNGER Larry C. Mounger	Director	October 7, 2002
/s/ JAMES C. TOWNE James C. Towne	Director	October 7, 2002

CERTIFICATIONS

        I, Frances M. Conley, Chairman and Chief Executive Officer of Cutter & Buck Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Cutter & Buck Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: October 9, 2002

                      /s/  FRANCES M. CONLEY

                      Frances M. Conley
                      Chief Executive Officer
                      (Principal Executive, Financial
                      and Accounting Officer)

QuickLinks

CUTTER & BUCK INC. Form 10-K For the fiscal year ended April 30, 2002
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS CUTTER & BUCK INC.
SIGNATURES
CERTIFICATIONS