Form 10-Q
period 2002-07-31
CUTTER & BUCK INC
filed 2002-10-10
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-26608

CUTTER & BUCK INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1474587
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 N. 34th Street, Suite 400
Seattle, WA 98103
(Address of Principal Executive Offices, Including Zip Code)

(206) 622-4191
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /    No /x/

        The number of shares of Common Stock of the registrant outstanding as of October 8, 2002 was 10,603,276.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	July 31, 2002	April 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,215,948	$6,988,823
Accounts receivable, net of allowances for doubtful accounts and returns of $4,184,121 at July 31, 2002 and $4,239,645 at April 30, 2002	24,071,565	41,904,527
Inventories, net	28,566,282	26,207,917
Deferred income taxes	3,525,006	3,525,006
Prepaid expenses and other current assets	12,360,650	10,763,992

Total current assets	87,739,451	89,390,265
Furniture and equipment, net	15,251,036	16,444,100
Deferred income taxes	189,933	189,933
Other assets	942,397	934,765

Total assets	$104,122,817	$106,959,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,307,457	$7,272,511
Accrued liabilities	5,022,263	6,854,000
Current portion of capital lease obligations and long-term debt	3,263,272	3,212,563
Other current liabilities	639,811	126,296

Total current liabilities	14,232,803	17,465,370
Capital lease obligations, less current portion	2,878,078	3,716,424
Deferred income taxes	2,039,700	2,039,700
Other liabilities	2,842,588	342,725
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,603,276 issued and outstanding at July 31, 2002 and 10,589,810 at April 30, 2002	64,569,179	64,525,494
Deferred compensation	(70,004)	(348,590)
Retained earnings	17,630,473	19,217,940

Total shareholders' equity	82,129,648	83,394,844

Total liabilities and shareholders' equity	$104,122,817	$106,959,063

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended
	July 31, 2002	July 31, 2001
		(Restated)
Net sales	$36,572,029	$40,228,349
Cost of sales	20,872,737	23,306,363

Gross profit	15,699,292	16,921,986
Operating expenses:
Design and production	928,191	1,268,392
Selling and shipping	9,365,090	12,454,522
General and administrative	3,861,189	4,671,557
Restructuring and asset impairment	3,814,258	—

Total operating expenses	17,968,728	18,394,471

Operating loss	(2,269,436)	(1,472,485)
Other expense—factor commission and interest expense, net of interest income	135,787	527,881

Loss before income tax benefit	(2,405,223)	(2,000,366)
Income tax benefit	817,756	821,534

Net loss	$(1,587,467)	$(1,178,832)

Basic and diluted loss per share	$(0.15)	$(0.11)

Shares used in computation of
basic and diluted loss per share	10,594,430	10,548,785

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	July 31, 2002	July 31, 2001
		(Restated)
Operating activities
Net loss	$(1,587,467)	$(1,178,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,667,339	1,629,044
Deferred gain on sale and leaseback of capital assets	(31,574)	(31,574)
Amortization of deferred compensation	278,586	341,589
Noncash compensation expense	—	15,260
Noncash restructuring and asset impairment charges	3,604,096	—
Changes in assets and liabilities:
Receivables, net	17,832,962	16,199,009
Inventories	(2,358,365)	(4,956,153)
Prepaid expenses and other current assets	(2,067,812)	(671,241)
Accounts payable, accrued liabilities and other current liabilities	(3,884,783)	(3,904,671)

Net cash provided by operating activities	13,452,982	7,442,431
Investing activities
Purchases of furniture and equipment	(474,275)	(640,354)
Increase (decrease) in trademarks, patents and marketing rights	(7,630)	13,615

Net cash used in investing activities	(481,905)	(626,739)
Financing activities
Net repayments of short term borrowings	—	(10,299,396)
Principal payments under capital lease obligations	(787,637)	(338,096)
Proceeds from issuance of common stock	43,685	116,073

Net cash used in financing activities	(743,952)	(10,521,419)
Effects of foreign exchange rate changes on cash	—	(3,413)

Net increase (decrease) in cash and cash equivalents	12,227,125	(3,709,140)
Cash and cash equivalents, beginning of period	6,988,823	8,072,456

Cash and cash equivalents, end of period	$19,215,948	$4,363,316

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.    Basis of Presentation and Restatement of Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2002 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2002, included in the Company's filing on Form 10-K.

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

        Upon completion of the Special Committee's restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary encompassing the fiscal years 2000 and 2001 and each of the periods noted above. The Company has also recorded a cumulative effect adjustment to retained earnings for amounts related to April 30, 1998 and 1999 of $250,541. Since the restatement adjustments related primarily to the timing of the recognition of revenue, the restatement had an insignificant impact on the Company's shareholders' equity as of April 30, 2002. Refer to the Form 10K for the year ended April 30, 2002 for details of the restatement impact on the years and quarters previously reported. All adjustments fell into the following categories:

        Restatement of distributor transactions:    In the fourth quarter of fiscal 2000 we made shipments of product to three distributors on a consignment basis and improperly recorded these shipments as sales. Some of this product was sold by the distributors during fiscal 2001 and cash was remitted to us. At the end of fiscal 2001 the unsold product was returned to us and recorded as sales returns. The fiscal 2000 financial statements were restated to reverse these sales and the fiscal 2001 financial statements were restated to record sales by the distributors on a cash basis and to reverse the sales returns.

        Restatement of premature shipments:    We generally ship our product to arrive on customer specified delivery dates. In certain instances, we shipped product to customers well in advance of the date originally specified by the customer. We have restated our financial statements for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 to record sales in the period that the customer requested the goods be received taking into account a normal time to assure receipt in accordance with customer specified terms.

        In addition, on certain occasions we shipped product to third parties where it was held until the customer specified dates, or shipped product in ways that assured slow delivery. We have restated for all such sales to record the sales upon substantive transfer of the products to the customer.

        Restatement of European operations:    Certain accounting errors were discovered during the process of closing the Company's European operations. We restated our financial statements for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 related to an understatement of accrued expatriate compensation and overstatement of recoverable value added taxes.

        Income Taxes:    We recorded the income tax effects of the restatements in each period using the marginal federal and state income tax rates.

        The effect of the restatement on the consolidated financial statements for the quarter ended July 31, 2001 is summarized as follows:

	For the Quarter ended July 31, 2001
	As previously Reported	As Restated
Net sales	$39,481,914	$40,228,349
Cost of sales	22,895,503	23,306,363

Gross profit	16,586,411	16,921,986
Total operating expenses	18,313,377	18,394,471

Operating loss	(1,812,124)	(1,472,485)
Net loss	$(1,351,879)	$(1,178,832)
Basic and diluted loss per share	$(0.13)	$(0.11)

        Results identified in the above table as previously reported include reclassifications to conform to EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and SAB 101 "Revenue Recognition in Financial Statements" that increased net sales and cost of sales for the quarter ended July 31, 2001 by $1,666,000 and to reclassify licensing and royalty income of $85,000 to net sales.

Note 2.    Recently Issued Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, or the first quarter of our fiscal 2003. The adoption of this pronouncement did not have a material impact on our consolidated financial position or consolidated results of operations. The charges relating to restructuring and asset impairment charges were accounted for in accordance with the standards applicable at the time management decisions were made.

Note 3.    Loss Per Share

        Basic loss per share is based on the weighted average number of common shares outstanding. Diluted loss per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options except when the effect of their inclusion would be antidilutive. For both periods no effect of common share equivalents is reflected, as the impact would be anti-dilutive to the loss per share.

Note 4.    Income Taxes

        We recorded approximately $0.8 million of income tax benefits in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002. The effective rate for income taxes in the first quarter of fiscal 2003 and 2002 was 34% and 41%, respectively. This decrease in the effective rate relates mainly to state tax liabilities in certain jurisdictions and uncertainty as to the utilization of losses in certain other jurisdictions.

Note 5.    Comprehensive Loss

        The components of the Company's total comprehensive loss were:

	Three Months ended July 31
	2002	2001
Net loss	$(1,587,467)	$(1,178,832)
Foreign currency translation adjustments	—	(58,722)

Comprehensive loss	$(1,587,467)	$(1,237,554)

Note 6.    Debt

        In July 2000, the Company entered into a loan agreement with Washington Mutual Bank d/b/a/ Western Bank (Western Bank) for a $55 million line of credit, replacing the Company's previous line of credit. Western Bank has included Bank of America, N.A. in the arrangement as co-lender. The line of credit was originally scheduled to expire on August 1, 2002. In March 2002, we renewed and modified our loan agreement to provide a $35 million line of credit. The new agreement was effective January 31, 2002 and availability of funds under the line is determined by a borrowing formula. The revolving line of credit is to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2003 and is collateralized by a security interest in the Company's inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures. At July 31, 2002, the Company was out of compliance with the financial statement reporting requirement to provide audited financial statements within 90 days of the Company's fiscal year end. At July 31, 2002, letters of credit outstanding against this line of credit totaled approximately $15.0 million and there were no working capital advances outstanding.

        Under the renegotiated line of credit, the $5 million sub-limit in support of Cutter & Buck, B.V. was eliminated in April 2002 upon pay-off of Bank of America's line of credit to Cutter & Buck B.V. The subsidiary's line of credit was used for the same purposes and was subject to the same terms and performance criteria described above.

        Since the Company announced its intention to restate its financial statements, it has been assessing its credit needs and been in discussions with its lenders. After its restructuring, the Company has determined that a credit facility of $25 million would meet its operating needs as compared to the current facility of $35 million. It is not clear whether the existing lenders will elect to continue the credit line with us at either its existing amount or a lower amount. However, based on the ongoing discussions with alternative sources of financing, we believe that sufficient financing in the form of asset-based or vendor financing will be available if the existing lenders or other lenders elect not to extend a sufficient credit line to the Company.

Note 7.    Shareholders' Equity

        During the three months ended July 31, 2002, the Company sold 13,466 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 8.    Litigation

        The Company is party to various legal proceedings, including the shareholder lawsuits that arose from the Company's recently announced restatement of its financial statements.

        These proceedings, which are described in Part II, Item 1—Legal Proceedings, were brought purportedly on behalf of a class of persons who purchased our common stock. The Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on its financial position and results of operations.

Note 9.    Restructuring and Asset Impairment

        In the first quarter of fiscal 2003, we recorded a restructuring charge of $3.8 million relating to the restructuring plan initiated in fiscal 2002. Of the $3.8 million, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances for both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses relating to the restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on the Condensed Consolidated Balance Sheet.

        Effective May 1, 2002, we entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute Cutter & Buck men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures.

        For the quarter ended July 31, 2002, the total restructuring and asset impairment charges were as follows:

Lease Obligations	$3,281,118
Asset Impairment	322,978
Other Restructuring Costs	154,265
Foreign Currency Translation Loss	55,897

$3,814,258

        Activity in the accrued liability associated with the cash portion of the restructuring charges consisted of the following:

	Balance at April 30, 2002	First Quarter Accruals, Net	First Quarter Payments	Balance at July 31, 2002	Due within 1 Year	Due After 1 Year
Lease Obligations	$1,177,153	$3,281,118	$(335,509)	$4,122,762	$1,347,985	$2,774,777
Termination Benefits	771,800	(106,665)	(662,445)	2,690	2,690	—
Other Restructuring Costs	783,020	260,930	(341,688)	702,262	702,262	—

	$2,731,973	$3,435,383	$(1,339,642)	$4,827,714	$2,052,937	$2,774,777

        The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

Note 10.    Segment and Geographic Information

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

	Wholesale	Retail	Consolidated
Quarter ended July 31, 2002: In thousands
Net sales	$33,054	$3,518	$36,572
Gross profit	13,803	1,897	15,700
Total assets at end of period	96,286	7,837	104,123
Quarter ended July 31, 2001: In thousands
Net sales	$37,263	$2,965	$40,228
Gross profit	15,141	1,781	16,922
Total assets at end of period	115,501	11,570	127,071

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below, style changes and product acceptance, relations with and performance of suppliers, our ability to control costs and expenses, carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate its chosen distribution channels, competition, access to capital, foreign currency risks, risks associated with opening and operating retail locations, risks associated with our entry into new markets or distribution channels, risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; technological change; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10K for the year ended April 30, 2002. Finally, there may be other factors not mentioned above or included in the Company's SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the federal securities laws.

        All references to fiscal years are references to our fiscal year ended April 30.

Special Risk Factors and Uncertainties

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

        Shareholder lawsuits.    Following the announcement of our decision to restate our financial results, we have received notice of three lawsuits filed against us by certain of our current and former shareholders. As described in Part II, Item 1—Legal Proceedings, these suits generally allege that the Company and certain of its former executive officers issued false and misleading statements during fiscal years 2000 to 2002, and that these statements constitute violations of federal securities laws. In addition, the indemnification provisions contained in the Company's Articles of Incorporation may require the Company to indemnify its former executive officers against the allegations contained in these suits. If we choose to settle these suits without going to trial, we may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, we may incur substantial losses as a result of an award of damages to the plaintiffs. Regardless of the ultimate outcome of these suits, however, litigation of this type is expensive and will require that we devote substantial Company resources and executive time to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm our business for the same reasons set forth in the following risks.

        Our business has been adversely affected by our decision to restate our financial results.    Following the announcement of our decision to restate our financial statements, we have experienced a decrease in bookings. Our management believes that this decrease may represent fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us and required changes in trade terms could negatively impact future margins and costs.

        We had a substantial loss in fiscal year 2002 and the first quarter of fiscal 2003 and may continue to incur losses in future periods.    We incurred a net loss of approximately $10.4 million during the fiscal year ended April 30, 2002, including a restructuring and asset impairment charge of approximately $8.5 million before income tax effects. Our loss during the first quarter of fiscal 2003 was approximately $1.6 million including a restructuring and asset impairment charge of approximately $3.8 million before income tax effects. As described in the notes to the financial statements, as part of our restructuring we have substantially streamlined our domestic and international sales infrastructure and eliminated certain product lines. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

        Retention and recruitment of employees.    Management believes that employee loyalty and perception of job security have been impaired. As a result, we have provided contingent financial incentives designed to retain certain key employees. This program will increase future employment-related costs significantly. In addition, there will be recruitment costs to the extent departed officers are replaced and, under present circumstances, that recruitment could be difficult and the associated costs significant.

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

        Legal and other professional service costs.    We have and will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits, restating our financial statements along with its related internal investigation, public disclosures, and responding to the NASDAQ delisting proceeding and the inquiries of the SEC and NASDAQ. While the actual costs cannot be determined, management estimates that the costs associated with the restatement will be at least $4.5 million.

        Indemnification claims by former officers.    Former officers have made indemnification claims against us related to the SEC and NASDAQ investigations and the recent shareholder lawsuits. The ultimate cost of such indemnifications cannot currently be estimated nor can the extent to which any costs will be covered by insurance.

        We recently liquidated our European subsidiaries and now rely exclusively on relationships with a single distributor for our European sales.    As part of our restructuring initiatives, we recently completed the sale of substantially all our European assets to Eurostyle Ltd., a corporation formed under the laws of Ireland, and entered into a license agreement with Eurostyle. Following these transactions, we eliminated substantially all of our European sales force and commenced the liquidation of our European subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH. For the forseeable future, we intend to rely exclusively on our relationship with Eurostyle for the distribution and sale of our products in Europe. We have less control over the marketing of our products by Eurostyle and there can be no assurance that we will continue to achieve historical levels of sales in Europe pursuant to this new arrangement. If we are unable to effectively sell our products through this distributorship, our business may be materially harmed.

        We are out of compliance with the terms of our credit facility.    The Company has a $35 million line of credit that is used to provide working capital financing and supports supplier financing with letters of credit. This line of credit contains certain covenants, including financial covenants. The Company is currently out of compliance with certain of these covenants, including the covenant to provide annual audited financial statements within 90 days of year end. As a result of this noncompliance, our lending banks are not obligated to make credit available to the Company under its line of credit. We are in discussions with our lenders, and are also investigating sources of alternative financing. No assurance can be given that we will be able to obtain other credit on commercially reasonable terms. Any changes that may be necessary in our credit arrangements may impact our borrowing costs.

Restatement

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chairman and Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal 2000 had been recorded as sales of inventory for that year. Subsequent to that announcement, the Special Committee continued its investigation in order to confirm whether any additional accounting irregularities occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors. Accordingly, the results of operations for the quarter ended July 31, 2001 included herein and referred to below are after restatement, which is more fully discussed in Note 1 to the financial statements.

Results of Operations

        Three Months Ended July 31, 2002 Compared With Three Months Ended July 31, 2001

        Net Sales    During the first quarter of fiscal 2003 net sales decreased approximately $3.7 million or 9.1% to $36.6 million from $40.2 million in the same period of the prior year. The detail of net sales by strategic business unit (SBU) is as follows:

	Three Months Ended July 31
In Thousands, except percent change	2002	2001	Increase/ (Decrease)	Percent Change
Golf	$11,777	$13,477	$(1,700)	(12.6)%
Corporate	13,255	15,156	(1,901)	(12.5)
Fashion	4,886	4,643	243	5.2
Consumer Direct	3,509	3,023	486	16.1
International	1,775	2,179	(404)	(18.5)
Other	1,370	1,750	(380)	(21.7)

	$36,572	$40,228	$(3,656)	(9.1)%

        In the first quarter of fiscal 2003, net sales from our golf SBU decreased by $1.7 million or 12.6% to $11.8 million from $13.5 million in the same period of the prior year. Sales from our golf SBU continue to be negatively impacted by the economy, flat demand and an oversupply of product in the golf marketplace. Net sales from our corporate SBU decreased by $1.9 million or 12.5% to $13.3 million from $15.2 million in the same period of the prior year. The decrease in this SBU is also attributable to the current economic conditions since corporate customers are spending less on marketing programs. Net sales from our fashion SBU increased $0.2 million or 5.2% to $4.9 million from $4.6 million in the same period of the prior year. Fashion sales were essentially flat due to our product being very well accepted which offset the impact of the weak retail environment. Net sales from our consumer direct SBU also had a small increase of approximately $0.5 million or 16.1% to $3.5 million from $3.0 million in the same period of the prior year. The increase in sales from our consumer direct SBU is due to one additional full price store being open in the first quarter of fiscal 2003 compared to fiscal 2002, one outlet store being open for the entire first quarter of fiscal 2003 versus part of the first quarter of fiscal 2002 and the re-merchandising of inventory at all of our stores. Net sales from our international SBU decreased by approximately $0.4 million or 18.5% to $1.8 million from $2.2 million in the same period of the prior year. Net sales from our international SBU include sales from our European subsidiary in the first quarter of fiscal 2002. This subsidiary was closed and substantially liquidated at the end of fiscal 2002, resulting in lower net sales in this SBU in the first quarter of fiscal 2003. This decrease was partially offset by a $0.8 million sale of inventory sold to Eurostyle in our asset purchase agreement. We also entered into a licensing agreement with Eurostyle at the same time as the asset purchase agreement. This licensing relationship replaces our European operations effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum and our European sales will be replaced by licensing revenues. Licensing and royalty income are now recorded in net sales instead of other income on the Statements of Operations. All amounts in prior years have been reclassified to conform to the current year presentation. Net sales from our other SBU includes liquidation sales and shipping income and decreased 21.7% or $0.4 million to $1.4 million from $1.8 million in the same period of the prior year. This decrease is due to fewer liquidation sales in the first quarter of fiscal 2003 compared to fiscal 2002.

        Gross Margin    In the first quarter of fiscal 2003, gross margin increased to 42.9% of net sales, compared to 42.1% in the same period of the prior year. This was due to the gain on sale of inventory to Eurostyle which was partially offset by slightly higher off-price discounts driven by the competitive retail environment.

        Design and Production Expense    Design and production expenses decreased by $0.3 million, or 26.8% compared to the same period of the prior year and decreased as a percentage of net sales to 2.5% from 3.2%. Design expenses decreased approximately $250 thousand as a result of the discontinuation of our women's fashion line. This decrease was due to lower salaries and benefits as a result of the involuntary termination of four employees. Production expenses decreased approximately $50 thousand due to the closure of our European operations.

        Selling and Shipping Expense    Selling and shipping expenses decreased by $3.1 million, or 24.8%, to $9.4 million from $12.5 million in the same period of the prior year, and decreased as a percentage of net sales to 25.6% from 31.0%. Approximately $2.8 million of this decrease related to selling expenses and $0.4 million related to shipping expenses. These decreases were offset by increased store level expenses of approximately $0.1 million. Of the $2.8 million decrease in selling expenses, $1.9 million related to decreased commission and salary costs as well as travel and sales meeting costs, $0.5 million related to lower marketing expenses and $0.4 million related to the closure of our European operations. Of the $0.4 million decrease in shipping expenses, $0.3 million related to reduced salaries and benefits and $0.1 million related to the closure of our European operations. The increase in store level operating expenses was due to fourteen retail locations being open during the first quarter of fiscal 2003 compared to thirteen in the first quarter of fiscal 2002. The increase in store level expenses from the additional store being open was partially offset by a decrease in salary and depreciation expenses at some of the other retail stores.

        General and Administrative Expense    General and administrative expenses decreased by $0.8 million or 17.3%, to $3.9 million from $4.7 million in the same period of the prior year, and also decreased as a percentage of net sales from 11.6% to 10.6%. Approximately $280 thousand of the decrease resulted from the closure of our European operations, $400 thousand related to a decrease in provisions for bad debts and $108 thousand related to reduced salary and benefits in our consumer direct division.

Restructuring and Asset Impairment

        In the first quarter of fiscal 2003, we recorded a restructuring charge of $3.8 million relating to the restructuring plan initiated in fiscal 2002. Of the $3.8 million, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances for both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses relating to the restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on the Condensed Consolidated Balance Sheet.

        Effective May 1, 2002, we entered into a license agreement with Eurostyle to distribute Cutter & Buck men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures.

        For the quarter ended July 31, 2002, the total restructuring and asset impairment charges were as follows:

Lease Obligations	$3,281,118
Asset Impairment	322,978
Other Restructuring Costs	154,265
Foreign Currency Translation Loss	55,897

$3,814,258

        Activity in the accrued liability associated with the cash portion of the restructuring charges consisted of the following:

	Balance at April 30, 2002	First Quarter Accruals, Net	First Quarter Payments	Balance at July 31, 2002	Due within 1 Year	Due After 1 Year
Lease Obligations	$1,177,153	$3,281,118	$(335,509)	$4,122,762	$1,347,985	$2,774,777
Termination Benefits	771,800	(106,665)	(662,445)	2,690	2,690	—
Other Restructuring Costs	783,020	260,930	(341,688)	702,262	702,262	—

	$2,731,973	$3,435,383	$(1,339,642)	$4,827,714	$2,052,937	$2,774,777

        The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

        Operating Loss    As a result of the above items, operating loss increased $0.8 million to $2.3 million in the first quarter of fiscal 2003 compared to $1.5 million in the first quarter of fiscal 2002.

        Income Taxes    We recorded approximately $0.8 million of income tax benefits in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002. The effective rate for income taxes in the first quarter of fiscal 2003 and 2002 was 34% and 41%, respectively. This decrease in the effective rate relates mainly to state tax liabilities in certain jurisdictions and uncertainty as to the utilization of losses in certain other jurisdictions.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended July 31, 2002 was approximately $13.5 million compared to approximately $7.4 million for the three months ended July 31, 2001. Net cash provided by operating activities for the three months ended July 31, 2002 resulted primarily from the net reduction of accounts receivable of $17.8 million, depreciation and amortization of $1.7 million and noncash restructuring and asset impairment charges of $3.6 million. The restructuring and asset impairment charges were recorded as part of our restructuring plan. These amounts were partially offset by a net loss of $1.6 million, an increase in inventory of $2.4 million, increases in prepaid expenses and other net assets of $2.1 million and the timing of payments for certain payables. For the three months ended July 31, 2001, net cash provided by operating activities resulted from a reduction in accounts receivable of $16.2 million and depreciation and amortization. These amounts were partially offset by a net loss of $1.2 million, an increase in inventory of $5.0 million, an increase in prepaid and other current assets and a decrease in accounts payable and accrued liabilities.

        Net cash used in investing activities was approximately $0.5 million for the three months ended July 31, 2002 and was primarily due to the purchases of capital equipment. Net cash used in investing activities for the three months ended July 31, 2001 was $0.6 million and was primarily due to purchases of capital equipment.

        Net cash used in financing activities for the three months ended July 31, 2002 was approximately $0.7 million. This resulted primarily from payments of approximately $0.8 million under capital lease obligations. These amounts were partially offset by $0.1 million of cash generated from the sale of common stock under the employee stock purchase plan and pursuant to the exercise of stock options. Net cash used in financing activities for the three months ended July 31, 2001 was approximately $10.5 million. This was primarily due to repayments of short term borrowings of $10.3 million and capital lease payments of approximately $0.3 million. This was partially offset by approximately $0.1 million from the sale of common stock under the employee stock purchase plan.

        In March 2002, we renewed and modified our loan agreement with Washington Mutual Bank to provide a $35 million line of credit. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures. At July 31, 2002, the Company was out of compliance with the financial statement reporting requirement to provide audited financial statements within 90 days of the Company's fiscal year end.

        Our primary need for funds is to finance increased working capital and to fund capital expenditures. We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit or alternative sources of financing will be sufficient to meet our cash requirements in the short-term and during the next fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, including those risks and uncertainties set forth above and various other factors. Depending upon our growth and working capital needs, we may require additional financing in the future through debt or equity offerings, which may or may not be available and may be dilutive.

        Since we are currently out of compliance with certain financial convenants on our $35 million line of credit our lending banks are not obligated to make credit available to us under the line of credit. As a result, we have been assessing our credit needs and have been in discussions with our lenders. After our restructuring we have determined that a credit facility of $25 million would meet our operating needs as compared to the current facility of $35 million. It is not clear the existing bank will elect to continue the credit line with us at either the existing amount or a lower amount. However, based on ongoing discussions with alternative sources of financing, we believe that sufficient financing in the form of asset-based or vendor financing will be available if the existing lenders or other lenders elect not to extend a sufficient credit line to the company. If our lenders choose not to continue to lend to us and we are unable to find alternative sources of financing, our business could be materially harmed.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2002. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Returns

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

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the first-in, first-out method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season fashion merchandise. The net realizable value of the out-of-season merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional allowances may be required.

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

Restructuring Liabilities

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

        On September 18, 2002, a lawsuit entitled Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones No. C02-1972 was filed by Stanley Sved in the United States District Court for the Western District of Washington. The complaint names as defendants the Company and the Company's former CEO. It is brought purportedly on behalf of all persons who purchased the Company's common stock on the open market during the period from July 30, 2000 to August 12, 2002 (the "Class Period"), excluding the Company, members of the immediate families of the Company's former CEO, any parent, subsidiary affiliate, officer or director of the Company during the Class Period and any entity in which any excluded person has a controlling interest. The complaint alleges liability under Sections 10(b) and 20(a) of theSecurities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the events giving rise to the Company's need to restate its financial statements. It includes a claim that the suit should be certified as a class action and seeks unspecified compensatory damages, interest, costs and expenses incurred in the suit, including attorney and expert fees.

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

        The Company remains a party to a lawsuit related to labor issues in Saipan. Does vs. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The court granted preliminary approval of the settlement in May 2002, and a hearing as to whether to grant final approval of the settlement is currently scheduled on January 23, 2003.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit Number		Description
99.1		Certification of the Company's Chief Executive Officer (Principal Executive Financial and Accounting Officer)
b	)	Reports on Form 8-K

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

Cutter & Buck Inc. (Registrant)
Dated: October 9, 2002	By	/s/ FRANCES M. CONLEY Frances M. Conley Chairman and Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)

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

Dated: October 9, 2002

                      /s/  FRANCES M. CONLEY

                      Frances M. Conley
                      Chief Executive Officer
                      (Principal Executive, Financial
                      and Accounting Officer)

QuickLinks

CUTTER & BUCK INC. Quarterly Report on Form 10-Q For the Quarter Ended July 31, 2002
Index
  PART I—FINANCIAL INFORMATION
  Item 1.
CUTTER & BUCK INC. Condensed Consolidated Balance Sheets
CUTTER & BUCK INC. Condensed Consolidated Statements of Operations (Unaudited)
CUTTER & BUCK INC. Condensed Consolidated Statements of Cash Flows (Unaudited)
Cutter & Buck Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS