Form 10-Q
period 2002-10-31
CUTTER & BUCK INC
filed 2002-12-16
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock of the registrant outstanding as of November 30, 2002 was 10,604,510.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	October 31, 2002	April 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,442,259	$6,988,823
Accounts receivable, net of allowances for doubtful accounts and returns of $3,619,869 at October 31, 2002 and $4,239,645 at April 30, 2002	21,424,650	41,904,527
Inventories, net	33,350,063	26,207,917
Deferred income taxes	3,525,006	3,525,006
Other assets	12,343,977	10,763,992

Total current assets	91,085,955	89,390,265
Furniture and equipment, net	14,994,294	16,444,100
Deferred income taxes	189,933	189,933
Other assets	920,708	934,765

Total assets	$107,190,890	$106,959,063

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$10,344,237	$7,272,511
Accrued liabilities	3,495,859	6,854,000
Current portion of capital lease obligations	3,299,516	3,212,563
Other current liabilities	446,290	126,296

Total current liabilities	17,585,902	17,465,370
Capital lease obligations, less current portion	2,038,444	3,716,424
Deferred income taxes	2,039,700	2,039,700
Other liabilities	2,913,317	342,725
Commitments and contingencies	—	—
Shareholder's equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding
Common stock, no par value: 25,000,000 shares authorized; 10,604,510 issued and outstanding at October 31, 2002 and 10,589,810 at April 30, 2002	64,701,481	64,525,494
Deferred compensation	—	(348,590)
Retained earnings	17,912,046	19,217,940

Total shareholders' equity	82,613,527	83,394,844

Total liabilities and shareholders' equity	$107,190,890	$106,959,063

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001
		(Restated)		(Restated)
Net sales	$39,383,937	$44,801,535	$75,955,966	$85,029,884
Cost of sales	23,021,088	27,486,262	43,893,825	50,792,625

Gross profit	16,362,849	17,315,273	32,062,141	34,237,259
Operating expenses:
Design and production	820,865	1,168,911	1,749,056	2,437,303
Selling and shipping	9,344,761	11,455,703	18,709,851	23,910,225
General and administrative	4,350,139	3,705,035	8,211,328	8,376,592
Restructuring and asset impairment	75,665	—	3,889,923	—
Restatement expenses	1,253,979	—	1,253,979	—

Total operating expenses	15,845,409	16,329,649	33,814,137	34,724,120

Operating income (loss)	517,440	985,624	(1,751,996)	(486,861)
Other expense—factor commission and interest expense, net of interest income	90,380	416,158	226,167	944,039

Income (loss) before income taxes	427,060	569,466	(1,978,163)	(1,430,900)
Income taxes (benefit)	145,487	223,262	(672,269)	(598,272)

Net income (loss)	$281,573	$346,204	$(1,305,894)	$(832,628)

Basic and diluted income (loss) per share	$0.03	$0.03	$(0.12)	$(0.08)

Shares used in computation of basic income (loss) per share	10,603,859	10,567,589	10,599,145	10,558,187

Shares used in computation of diluted income (loss) per share	10,629,048	10,587,786	10,599,145	10,558,187

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	October 31, 2002	October 31, 2001
		(Restated)
Operating activities:
Net loss	$(1,305,894)	$(832,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,160,329	3,309,128
Amortization of deferred gain on sale and leaseback of capital assets	(63,148)	(63,148)
Amortization of deferred compensation	348,590	341,589
Noncash compensation expense	126,645	34,970
Noncash restructuring and asset impairment charges	3,604,096	—
Changes in assets and liabilities:
Receivables, net	20,479,877	17,152,609
Inventories	(7,142,146)	7,562,346
Prepaid expenses and other current assets	(2,051,139)	1,147,984
Accounts payable, accrued liabilities and other current liabilities	(465,626)	(9,265,057)

Net cash provided by operating activities	16,691,584	19,387,793
Investing activities:
Purchases of furniture and equipment	(1,710,523)	(1,386,886)
Increase (decrease) in trademarks, patents and marketing rights	14,059	(113,898)

Net cash used in investing activities	(1,696,464)	(1,500,784)
Financing activities:
Net repayments of short term borrowings	—	(16,429,449)
Principal payments under capital lease obligations	(1,591,026)	(1,497,864)
Issuance of common stock	49,342	116,116

Net cash used in financing activities	(1,541,684)	(17,811,197)
Effects of foreign exchange rate on changes in cash	—	(12,911)

Net increase in cash and cash equivalents	13,453,436	62,901
Cash and cash equivalents, beginning of period	6,988,823	8,072,456

Cash and cash equivalents, end of period	$20,442,259	$8,135,357

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.    Basis of Presentation and Restatement of Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Our revenues are seasonal, and therefore the results of operations for the three months and six months ended October 31, 2002 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2002, included in our filing on Form 10-K.

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

        Upon completion of the Special Committee's restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary encompassing the fiscal years 2000 and 2001 and each of the periods noted above. We also recorded a cumulative effect adjustment to retained earnings for amounts related to fiscal 1998 and 1999 of $250,541. Since the restatement adjustments related primarily to the timing of the recognition of revenue, the restatement had an insignificant impact on our shareholders' equity as of April 30, 2002. Refer to the Form 10-K for the year ended April 30, 2002 for details of the restatement impact on the years and quarters previously reported. All adjustments fell into the following categories:

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

        Restatement of premature shipments:    We generally ship our product to arrive on customer specified delivery dates. In certain instances, we shipped product to customers well in advance of the date originally specified by the customer. We restated our financial statements for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 to record sales in the period that the customer requested the goods be received, taking into account a normal time to assure receipt in accordance with customer specified terms.

        In addition, on certain occasions we shipped product to third parties, who held the product until the customer specified dates, or shipped product in ways that assured slow delivery. We have restated for all such sales to record the sales upon substantive transfer of the products to the customer.

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

        The effect of the restatement on the consolidated financial statements for the quarter and six months ended October 31, 2001 is summarized as follows (in thousands, except per share data):

	For the quarter ended October 31, 2001		For the six months ended October 31, 2001
	As previously Reported	As Restated	As previously Reported	As Restated
Net sales	$44,155	$44,802	$83,637	$85,030
Cost of sales	27,115	27,487	50,011	50,793

Gross profit	17,040	17,315	33,626	34,237
Total operating expenses	16,248	16,330	34,561	34,724

Operating income (loss)	792	986	(935)	(486)
Net income (loss)	$225	$346	$(1,127)	$(833)
Basic and diluted income (loss) per share	$0.02	$0.03	$(0.11)	$(0.08)

        Results identified in the above table as previously reported include reclassifications to conform to EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and SAB 101 "Revenue Recognition in Financial Statements" that increased net sales and cost of sales for the quarter ended October 31, 2001 by $1,164,000 ($2,831,000 for the six months then ended) and to reclassify licensing and royalty income of $91,000 to net sales ($176,000 for the six months then ended).

Note 2.    Recently Issued Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on our consolidated results of operations or financial position.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months ended October 31		Six Months ended October 31
	2002	2001	2002	2001
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss)	$281,573	$346,204	$(1,305,894)	$(832,628)
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	10,603,859	10,567,589	10,599,145	10,558,187
Effect of dilutive securities stock options (excluded for loss period)	25,189	20,197	—	—
Denominator for diluted earnings (loss) per share	10,629,048	10,587,786	10,599,145	10,558,187
Basic earnings (loss) per share	$0.03	$0.03	$(0.12)	$(0.08)
Diluted earnings (loss) per share	$0.03	$0.03	$(0.12)	$(0.08)

Note 4.    Income Taxes

        We recorded approximately $145,000 of income tax expense in the second quarter of fiscal 2003 compared to $223,000 in the second quarter of fiscal 2002. The effective rates for income taxes in the second quarter of fiscal 2003 and 2002 were 34% and 39%, respectively. This decrease in the effective rate on the year-to-date loss related mainly to state tax liabilities in certain jurisdictions and uncertainty as to the utilization of losses in certain other jurisdictions.

Note 5.    Comprehensive Income (Loss)

        The components of our total comprehensive income (loss) were:

	Quarter ended October 31		Six Months ended October 31
	2002	2001	2002	2001
Net income (loss)	$281,573	$346,204	$(1,305,894)	$(832,628)
Foreign currency translation adjustments	—	13,375	—	(45,347)

Comprehensive income (loss)	$281,573	$359,579	$(1,305,894)	$(877,975)

Note 6.    Debt

        In July 2000, we entered into a loan agreement with Washington Mutual Bank (Washington Mutual) for a $55 million line of credit, replacing our previous line of credit. Washington Mutual has included Bank of America, N.A. (Bank of America) in the arrangement as co-lender. The line of credit was originally scheduled to expire on August 1, 2002. In March 2002, we renewed and modified our loan agreement to provide a $35 million line of credit. The new agreement was effective January 31, 2002. Availability of funds under the line is determined by a borrowing formula and those funds are to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower's election. The line of credit expires on August 1, 2003 and is collateralized by a security interest in our inventory, accounts receivable, furniture and equipment, contract rights and general intangibles. At October 31, 2002, letters of credit outstanding against this line of credit totaled approximately $11 million and there were no working capital advances outstanding.

        Under the renegotiated line of credit, the $5 million sub-limit in support of Cutter & Buck, B.V. (our European subsidiary) was eliminated in April 2002 upon pay-off of Bank of America's line of credit to Cutter & Buck B.V. The subsidiary's line of credit was used for the same purposes and was subject to the same terms and performance criteria described above.

        The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures. At October 31, 2002, we were in compliance with these covenants. However, on December 6, 2002, Genesis Insurance Company, our primary Directors' and Officers' liability insurance carrier, notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We are currently negotiating the terms of replacement Directors' and Officers' liability insurance coverage from another carrier, but this replacement coverage is not expected to protect us against liabilities resulting from existing claims. As a result, we are out of compliance with a covenant in our loan agreement requiring us to maintain adequate risk insurance. In addition, on December 3, 2002 we announced our intention to close our fourteen retail stores and record a pre-tax charge in the range of $12 to $15 million. We expect the majority of the charge will occur in the third quarter depending on the timing of the store closures, and expect to be out of compliance with certain of our financial covenants as a result of this charge.

        We are currently working with our primary lenders to reduce our line of credit to $20 million. We believe that a credit facility of $20 million is sufficient to meet our current operating needs. We are also in discussion with other lenders about our financing needs. Based on these discussions we may or may not continue with our existing lenders and will consider other lenders interested in providing a similar line of credit. We also believe that sufficient financing in the form of asset based or vendor financing will be available to provide sufficient credit to meet our needs in lieu of our line of credit.

Note 7.    Shareholders' Equity

        During the six months ended October 31, 2002, we sold 16,984 shares under our employee stock purchase plan and pursuant to the exercise of stock options.

Note 8.    Litigation

        We are party to various legal proceedings, including the shareholder lawsuits that arose from the restatement of our financial statements. In addition, we are a party to a shareholder derivative suit, purportedly brought on our own behalf, against certain of our current and former directors and executive officers.

        These proceedings are described in Part II, Item 1—Legal Proceedings. We are not in a position at this time to quantify the amount or range of any possible losses related to those claims.

        We are also party to other routine litigation incidental to our business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on our financial position and results of operations.

Note 9.    Restructuring and Asset Impairment

        Restructuring and asset impairment expenses were $0.1 million for the three months ended October 31, 2002 and $3.9 million for the six months ended October 31, 2002. Of the $3.8 million recorded in the first quarter, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses arising under our restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on our Condensed Consolidated Balance Sheets. The $0.1 million recorded in the second quarter related to additional expenses resulting from our restructuring plan.

        Effective May 1, 2002, we entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute our men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures.

        For the six months ended October 31, 2002, the total restructuring and asset impairment charges were as follows:

Lease Obligations	$3,281,118
Asset Impairment	322,978
Other Restructuring Costs	242,646
Foreign Currency Translation Loss	43,181

$3,889,923

        Activity in the accrued liability for restructuring consisted of the following for the first six months of fiscal 2003:

	Balance at April 30, 2002	Subsequent Accruals, Net	Subsequent Payments	Balance at October 31, 2002	Due within 1 year	Due After 1 Year
Lease Obligations	$1,177,153	$3,281,118	$(678,330)	$3,779,941	$1,085,165	$2,694,776
Termination Benefits	771,800	(116,839)	(654,961)	—	—	—
Other Restructuring Costs	783,020	433,485	(838,388)	378,117	378,117	—

	$2,731,973	$3,597,764	$(2,171,679)	$4,158,058	$1,463,282	$2,694,776

        Total severance and termination benefits as a result of the fiscal 2002 restructuring plan related to approximately 35 employees, all of whom have been terminated. Total cash paid for severance and termination benefits was approximately $0.7 million.

        The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used in developing the accrual.

Note 10.    Restatement Expenses

        As described in Note 1, we restated certain of our financial statements for irregularities and errors. The restatements required a thorough investigation of what occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees amounted to approximately $1.3 million for the quarter ended October 31, 2002. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.5 million payable in March 2004.

Note 11.    Segment and Geographic Information

        We have two operating segments: wholesale and retail. The wholesale segment is primarily comprised of sales to golf and fashion apparel resellers and to corporate customers. The retail segment is comprised of our retail stores and our e-commerce site. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The information presented below for these segments is information used by our chief operating decision maker in evaluating operating performance.

	Wholesale	Retail	Consolidated
Quarter ended October 31, 2002: In thousands
Net sales	$36,298	$3,086	$39,384
Gross profit	14,652	1,711	16,363
Total assets at end of period	99,098	8,093	107,191
Quarter ended October 31, 2001: In thousands
Net sales	$42,378	$2,424	$44,802
Gross profit	15,899	1,416	17,315
Total assets at end of period	94,980	11,979	106,959
Six months ended October 31, 2002: In thousands
Net sales	$69,352	$6,604	75,956
Gross profit	28,453	3,609	32,062
Total assets at end of period	99,098	8,093	107,191
Six months ended October 31, 2001: In thousands
Net sales	$79,640	$5,390	$85,030
Gross profit	31,040	3,197	34,237
Total assets at end of period	94,980	11,979	106,959

Note 12.    Subsequent Events

        On December 3, 2002 our board of directors determined that we should focus on our core business and close our fourteen retail stores. We have initiated special sales events at our stores and plan to be out of most or all of these stores by March 2003. Sales at our retail stores accounted for $6.6 million of our sales for the six months ended October 31, 2002 ($14.0 million for the year ended April 30, 2002) and retail stores had total assets of $8.1 million at October 31, 2002. In addition, we had rent obligations for the retail stores of $23 million at October 31, 2002.

        The current estimate of the total closure charges for this fiscal year is in the range of $12 to $15 million pre-tax. The full tax effect of the charge has not been determined and to the extent losses cannot be carried back they will be available to offset future profits. We currently estimate the after-tax charge to be in the range of $10 to $13 million and the after-tax cash impact of the charge is expected to be $5 to $7 million. Since many negotiations and activities have only recently been started, the final results could vary significantly from the current estimate. We expect the majority of the charge will occur in the third quarter depending on the timing of the store closures. These charges are in addition to the $2.1 million after-tax charge taken in fiscal year 2002 to write down certain retail stores as impaired assets.

        On December 6, 2002, Genesis Insurance Company, our primary Directors' and Officers' liability insurance carrier, notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations in connection with the policy application. We do not believe the insurer is entitled to rescind the policy and intend to dispute this action. We are currently negotiating the terms for replacement Directors' and Officers' liability insurance coverage from another carrier. However, this coverage is not expected to protect us against liabilities arising from existing claims, including the lawsuits described in Part II, Item 1—Legal Proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in any forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; the ability of the company to negotiate lease termination agreements on favorable terms; the exposure of the company to additional costs resulting from the termination of retail operations, including costs associated with any related litigation; risks related to our ongoing shareholder lawsuits and our negotiations with our insurance providers; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of our products; the ability of the company to control costs and expenses; our ability to utilize tax losses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate chosen distribution channels; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2002. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the federal securities laws.

        All references to fiscal years are references to our fiscal year ended April 30.

Special Risk Factors and Uncertainties

        We are currently defending several shareholder lawsuits.    Following the restatement of our financial results, we have received notice of three lawsuits filed against us and certain of our current and former directors and officers by current and former shareholders. These suits generally allege that we issued false and misleading statements during fiscal years 2000 to 2002, in violation of federal securities laws. If we choose to settle these suits without going to trial, we may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and we are ultimately adjudged to have violated federal securities laws, we may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, we are party to a suit purportedly brought on our own behalf against our current and former directors and officers, on allegations of breach of fiduciary duty. The indemnification provisions contained in our Articles of Incorporation may require us to indemnify our current and former directors and executive officers against the allegations contained in these suits. Regardless of the ultimate outcome of these suits, however, litigation of this type is expensive and will require that we devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm our business for the same reasons set forth in the following risks.

        We may not have adequate Directors' and Officers' liability insurance.    On December 6, 2002, Genesis Insurance Company, our primary Directors' and Officers' liability insurance carrier, notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy and intend to dispute this action. We are currently negotiating the terms for replacement Directors' and Officers' liability insurance coverage from another carrier, but this replacement coverage is not expected to protect us against liabilities resulting from the existing claims.

If we are unable to reinstate liability insurance with respect to existing claims, our business and financial condition could be adversely affected.

        Our business has been adversely affected by our decision to restate our financial results.    Following the announcement of our decision to restate our financial statements, we have experienced a decrease in bookings. Our management believes that this decrease may represent fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us and changes in trade terms could negatively impact future margins and costs.

        We had a substantial loss in fiscal year 2002 and the first six months of fiscal 2003 and may continue to incur losses in future periods.    We incurred a net loss of approximately $10.4 million during the fiscal year ended April 30, 2002, including a restructuring and asset impairment charge of approximately $8.5 million before income tax effects. Our loss for the six months ended October 31, 2002 was approximately $1.3 million including restructuring and asset impairment charges of approximately $3.9 million and restatement expenses of approximately $1.3 million before income tax effects. As described in the notes to the financial statements, as part of our restructuring we have substantially streamlined our sales infrastructure and eliminated certain product lines. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

        We may have difficulty recruiting and retaining employees.    Management believes that employee morale has been impaired as a result of our recent management transition, shareholder lawsuits, earnings restatement and the attempted recession of coverage by our Directors' and Officers' insurance carrier. As a result, we have provided financial incentives designed to retain certain key employees. Restatement expenses include approximately $0.2 million of expenses relating to the retention bonus. There will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.5 million payable in March 2004. In addition, there will be recruitment costs to the extent departed officers are replaced and, under present circumstances, that recruitment could be difficult and costly.

        Our auditors have indicated that they believe there is a material weakness in our internal controls and procedures.    Following our decision to restate our financial results, our independent auditors issued a letter to us indicating that they believed there was a material weakness, as defined in authoritative auditing literature, in our internal accounting controls. The material weakness related to lack of compliance with or circumvention of our procedures and controls by employees and management at various levels. In an effort to address these concerns, we brought in new managers, including a new Chief Financial Officer, and have begun educating both employees and management about complying with procedures and controls and setting the "tone at the top" to mitigate the risk that the events underlying the financial restatement will recur. There can be no assurance, however, that these efforts will be adequate to prevent future occurrences of the type giving rise to the restatement. If we fail to adequately address concerns regarding our internal controls and procedures, our business may be materially harmed.

        We have recently lost several key executives who had important relationships with our suppliers, customers and employees.    Within the last eight months we accepted the resignations of several of our key executives, including our former Chairman and Chief Executive Officer. Many of these executives had important relationships with our key suppliers, customers and employees. For us to execute our business plan, we must preserve and build upon our relationships with these suppliers, customers and employees in the absence of these executives. While the terms of a Transition and Release Agreement prevent our former Chairman and Chief Executive Officer from competing with or soliciting business or employees away from us, a court may refuse to enforce the provisions of this agreement. In addition, we do not have similar agreements with other former executives. If we are unable to preserve the relationships with our customers, suppliers and employees, or if any of our former executives choose to influence these individuals to our detriment, our business may be materially harmed.

        We expect to incur substantial legal and other professional service costs.    We have and will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. While the actual costs cannot be determined, management estimates that the costs associated with the restatement will be at least $4.5 million, of which $1.3 million has been incurred to date.

        We may be required to indemnify our current and former officers.    Former officers have made indemnification claims against us related to the SEC and NASDAQ investigations and the recent shareholder lawsuits. The ultimate costs of such indemnification cannot currently be estimated nor can the extent to which any costs will be covered by insurance.

        We recently liquidated our European subsidiaries and now rely exclusively on relationships with a single distributor for our European sales.    As part of our restructuring initiatives, we recently completed the sale of substantially all our European assets to Eurostyle Ltd., a corporation formed under the laws of Ireland, and entered into a license agreement with Eurostyle. Following these transactions, we eliminated substantially all of our European sales force and liquidated our European subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH. For the forseeable future, we intend to rely exclusively on our relationship with Eurostyle for the distribution and sale of our products in Europe. We have less control over the marketing of our products by Eurostyle and there can be no assurance that we will continue to achieve historical levels of sales in Europe pursuant to this new arrangement. If we are unable to effectively sell our products through this distributorship, our business may be materially harmed.

        Subsequent to the end of the quarter we decided to close our retail stores.    On December 3, 2002 our board of directors determined that we should focus on our core business and close our fourteen retail stores. We have initiated special sales events at our stores and plan to be out of most or all of these stores by March 2003. The closures involve special sales to liquidate store inventories and negotiations with landlords to terminate lease obligations. If losses on inventory liquidations are greater than we currently estimate or the terms of lease terminations are less favorable than estimated, losses for closure of the retail stores could exceed our estimates. In addition, the stores were used to showcase our products and provided brand recognition. If we are unable to showcase our brand effectively without the use of our stores, our business may be materially harmed.

Restatement

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chairman and Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal 2000 had been recorded as sales of inventory for that year. Subsequent to that announcement, the Special Committee continued its investigation in order to confirm whether any additional accounting irregularities occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors. Accordingly, the results of operations for the quarter and six months ended October 31, 2001 included herein and referred to below are after restatement, which is more fully discussed in Note 1 to the financial statements.

Subsequent Event

        On December 3, 2002 our board of directors determined that we should focus on our core business and close our fourteen retail stores. We have initiated special sales events at our stores and plan to be out of most or all of these stores by March 2003. Sales at our retail stores accounted for $6.6 million of sales for the six months ended October 31, 2002 ($14.0 million for the year ended April 30, 2002) and retail stores had total assets of $8.1 million at October 31, 2002. In addition, we had rent obligations for the retail stores of $23 million at October 31, 2002.

        Our current estimate of the total closure charges for the fiscal year ending April 30, 2003 is in the range of $12 to $15 million pre-tax. The full tax effect of the charge has not been determined and to the extent losses cannot be carried back they will be available to offset future profits. We currently estimate the after-tax charge to be in the range of $10 to $13 million and the after-tax cash impact of the charge is expected to be $5 to $7 million. Since many negotiations and activities have only recently been started, the final results could vary significantly from this estimate. We expect the majority of the charge will occur in the third quarter, depending on the timing of the store closures. These charges are in addition to the $2.1 million after-tax charge take in fiscal year 2002 to write down certain retail stores as impaired assets.

Results of Operations

        The following table sets forth, for the periods indicated, certain consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001
		(Restated)		(Restated)
Net sales	100%	100%	100%	100%
Cost of sales	58.5	61.4	57.8	59.7

Gross profit	41.5	38.6	42.2	40.3
Operating expenses:
Design and production	2.1	2.6	2.3	2.9
Selling and shipping	23.7	25.6	24.6	28.1
General and administrative	11.0	8.3	10.8	9.9
Restructuring and asset impairment	0.2	—	5.1	—
Restatement expenses	3.2	—	1.7	—

Total operating expenses	40.2	36.4	44.5	40.8

Operating income (loss)	1.3	2.2	(2.3)	(0.6)
Other expense—factor commission and interest expense, net of interest income	0.2	0.9	0.3	1.1

Income (loss) before income taxes	1.1	1.3	(2.6)	(1.7)
Income taxes (benefit)	0.4	0.5	(0.9)	(0.7)

Net income (loss)	0.7%	0.8%	(1.7)%	(1.0)%

  Three Months Ended October 31, 2002 Compared With Three Months Ended October 31, 2001

        Net Sales    During the second quarter of fiscal 2003 net sales decreased approximately $5.4 million or 12.1% to $39.4 million from $44.8 million in the same period of the prior year. The detail of net sales by strategic business unit (SBU) is as follows:

	Three Months Ended October 31
In Thousands, except percent change	2002	2001	Increase (Decrease)	Percent Change
Golf	$11,399	$12,874	$(1,475)	(11.5)%
Corporate	15,112	15,373	(261)	(1.7)%
Specialty	7,441	9,298	(1,857)	(20.0)%
Consumer Direct	3,079	2,492	587	23.6%
International	954	2,002	(1,048)	(52.3)%
Other	1,399	2,763	(1,364)	(49.4)%

	$39,384	$44,802	$(5,418)	(12.1)%

        In the second quarter of fiscal 2003, net sales from our golf SBU decreased by $1.5 million or 11.5% to $11.4 million from $12.9 million in the same period of the prior year. Sales from our golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales from our corporate SBU decreased by $0.3 million or 1.7% to $15.1 million from $15.4 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog which had a positive impact on sales in the second quarter of fiscal 2003. Although our corporate SBU experienced a positive impact in sales from the new catalog, corporate customers continued to spend less on marketing programs resulting in an overall decrease in net sales for the three months ended October 31, 2002. Net sales from our specialty SBU decreased $1.9 million or 20.0% to $7.4 million from $9.3 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our women's line, the loss of a customer and the weak retail environment. Net sales from our consumer direct SBU increased approximately $0.6 million or 23.6% to $3.1 million from $2.5 million in the same period of the prior year. The increase in sales from our consumer direct SBU was due to one additional full price store being open in the second quarter of fiscal 2003 compared to fiscal 2002 and the re-merchandising of inventory at all of our stores. Net sales from our international SBU decreased by approximately $1.0 million or 52.3% to $1.0 million from $2.0 million in the same period of the prior year. For the quarter ended October 31, 2001, net sales from our international SBU included sales from our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the three months ended October 31, 2002 does not include any sales from our European subsidiary. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002 and we anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. Licensing and royalty income are now recorded in net sales instead of other income in the Statements of Operations. All amounts in prior years have been reclassified to conform to the current year presentation. Net sales from our other SBU include liquidation sales and shipping income and decreased 49.4% or $1.4 million to $1.4 million from $2.8 million in the same period of the prior year. This decrease was due to lower liquidation sales in the second quarter of fiscal 2003 compared to fiscal 2002.

        Gross Margin    In the second quarter of fiscal 2003, gross margin increased to 41.5% of net sales, compared to 38.6% in the same period of the prior year. This was primarily due to lower liquidation sales in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. We will be liquidating some of our inventory in the third quarter of fiscal 2003 and as a result gross margin will be negatively impacted. In addition, closure sales at our retail stores in the third and fourth quarter will decrease margins as a percentage of sales in those future periods.

        Design and Production Expense    Design and production expenses decreased by $0.3 million or 29.8% compared to the same period of the prior year and decreased as a percentage of net sales to 2.1% from 2.6%. Design expenses decreased approximately $231 thousand as a result of the discontinuation of our women's fashion line. This decrease was due to lower salaries and benefits resulting from the involuntary termination of four employees. Production expenses decreased approximately $117 thousand due to the closure of our European operations and lower salaries and benefits.

        Selling and Shipping Expense    Selling and shipping expenses decreased by $2.1 million or 18.4% to $9.3 million from $11.5 million in the same period of the prior year, and decreased as a percentage of net sales to 23.7% from 25.6%. Approximately $1.5 million of this decrease related to selling expenses, $0.5 million related to shipping expenses and $0.1 million related to store level expenses. Of the $1.5 million decrease in selling expenses, $0.8 million related to decreased commission and salary costs, lower sample expense, lower travel and sales meeting costs and lower customer service expenses, $0.3 million related to lower marketing expenses and $0.4 million related to the closure of our European operations. Of the $0.5 million decrease in shipping expenses, $0.4 million related to reduced salaries and benefits as well as reduced rent expense resulting from subleasing excess warehouse space and $0.1 million related to the closure of our European operations.

        General and Administrative Expense    General and administrative expenses increased by $0.6 million or 17.4%, to $4.4 million from $3.7 million in the same period of the prior year, and also increased as a percentage of net sales from 8.3% to 11.0%. Rent expense, depreciation expense, insurance, legal fees, professional fees and bad debt expense accounted for approximately $1.0 million of the increase. In addition, we recorded approximately $0.2 million relating to the charge off of certain deferred compensation for our former Chief Executive officer. These increases were partially offset by $0.2 million in reduced salary and benefits expense in our consumer direct division and a decrease of $0.4 million in general and administrative expenses as a result of the closure of our European operations.

        Restructuring and Asset Impairment    Restructuring and asset impairment expenses were $0.1 million for the three months ended October 31, 2002. This amount related to additional expenses resulting from our restructuring plan.

        Restatement Expenses    As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors. The restatements required a thorough investigation of what had occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees amounted to approximately $1.3 million for the quarter ended October 31, 2002. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.5 million payable in March 2004.

        Operating Income    As a result of the above items, operating income decreased $0.5 million to $0.5 million in the second quarter of fiscal 2003 compared to $1.0 million in the second quarter of fiscal 2002.

        Income Taxes    We recorded approximately $145,000 of income tax expense in the second quarter of fiscal 2003 compared to $223,000 in the second quarter of fiscal 2002. The effective rates for income taxes in the second quarter of fiscal 2003 and 2002 were 34% and 39%, respectively. This decrease in the effective rate applied to the year-to-date loss related mainly to state tax liabilities in certain jurisdictions and uncertainty as to the utilization of losses in certain other jurisdictions.

  Six Months Ended October 31, 2002 Compared With Six Months Ended October 31, 2001

        Net Sales    During the first six months of fiscal 2003, net sales decreased approximately $9.0 million or 10.7% to $76.0 million from $85.0 million in the same period of the prior year. The detail of net sales by strategic business unit (SBU) is as follows:

	Six Months Ended October 31
In Thousands, except percent change	2002	2001	Increase (Decrease)	Percent Change
Golf	$23,176	$26,351	$(3,175)	(12.0)%
Corporate	28,367	30,529	(2,162)	(7.1)%
Specialty	12,327	13,941	(1,614)	(11.6)%
Consumer Direct	6,588	5,516	1,072	19.4%
International	2,729	4,181	(1,452)	(34.7)%
Other	2,769	4,512	(1,743)	(38.6)%

	$75,956	$85,030	$(9,074)	(10.7)%

        In the first six months of fiscal 2003, net sales from our golf SBU decreased by $3.2 million or 12.0% to $23.2 million from $26.4 million in the same period of the prior year. Sales from our golf SBU continued to be negatively impacted by the economy, flat demand and an oversupply of product in the golf marketplace. Net sales from our corporate SBU decreased by $2.2 million or 7.1% to $28.4 million from $30.5 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog which had a positive impact on sales in the second quarter of fiscal 2003. Although the corporate SBU experienced a positive impact in sales from the new catalog, corporate customers continued to spend less on marketing programs resulting in an overall decrease in net sales for the six months ended October 31, 2002. Net sales from our specialty SBU decreased $1.6 million or 11.6% to $12.3 million from $13.9 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our women's line, the loss of a customer and the weak retail environment. Net sales from our consumer direct SBU increased approximately $1.1 million or 19.4% to $6.6 million from $5.5 million in the same period of the prior year. The increase in sales from our consumer direct SBU was primarily due to one additional full price store and one outlet store being open in the first six months of fiscal 2003 compared to a portion of the first six months of fiscal 2002 and the re-merchandising of inventory at all of our stores. Net sales from our international SBU decreased by approximately $1.5 million or 34.7% to $2.7 million from $4.2 million in the same period of the prior year. For the six months ended October 31, 2001, net sales from our international SBU included sales from our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the six months ended October 31, 2002 does not include any sales from our European subsidiary. This decrease was partially offset by a $0.8 million sale of inventory to Eurostyle in our asset purchase agreement. We also entered into a licensing agreement with Eurostyle at the same time as the asset purchase agreement. This licensing relationship replaced our European operations on May 1, 2002 and we anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. Licensing and royalty income are now recorded in net sales instead of other income on the Statements of Operations. All amounts in prior years have been reclassified to conform to the current year presentation. Net sales from our other SBU include liquidation sales and shipping income and decreased $1.7 million or 38.6% to $2.8 million from $4.5 million in the same period of the prior year. This decrease was primarily due to lower liquidation sales in the first six months of fiscal 2003 compared to fiscal 2002.

        Gross Margin    In the first six months of fiscal 2003, gross margin increased to 42.2% of net sales, compared to 40.3% in the same period of the prior year. This was due to the gain on sale of inventory to Eurostyle and lower liquidation sales. We will be liquidating some of our inventory in the third quarter of fiscal 2003 and as a result gross margin will be negatively impacted. In addition, closure sales at our retail stores in the third and fourth quarter will decrease margins as a percentage of sales in those future periods.

        Design and Production Expense    During the first six months of fiscal 2003, design and production expenses decreased by $0.7 million or 28.2% compared to the same period of the prior year and decreased as a percentage of net sales to 2.3% from 2.9%. Design expenses decreased approximately $0.5 million as a result of the discontinuation of our women's fashion line with lower salaries and benefits resulting from the involuntary termination of four employees. Production expenses decreased approximately $0.2 million due to the closure of our European operations and lower salaries and benefits.

        Selling and Shipping Expense    During the first six months of fiscal 2003, selling and shipping expenses decreased by $5.2 million or 21.7% to $18.7 million from $23.9 million in the same period of the prior year, and decreased as a percentage of net sales to 24.6% from 28.1%. Approximately $4.3 million of this decrease related to selling expenses including store level operating expenses and $0.9 million related to shipping expenses. Of the $4.3 million decrease in selling expenses, $2.6 million related to decreased commission and salary costs, lower sample expense, lower travel and sales meeting costs, lower customer service expenses and lower store level operating expenses, $0.8 million related to lower marketing expenses and $0.8 million related to the closure of our European operations. The $0.1 million decrease in store level operating expenses was primarily due to a decrease in salary and depreciation expense. Of the $0.9 million decrease in shipping expenses, $0.7 million related to reduced salaries and benefits and $0.2 million related to the closure of our European operations.

        General and Administrative Expense    General and administrative expenses decreased by $0.2 million or 2.0% to $8.2 million from $8.4 million in the same period of the prior year, but increased as a percentage of net sales from 9.9% to 10.8%. Approximately $0.6 million of the decrease resulted from the closure of our European operations, $0.2 million related to reduced bad debt expenses and $0.3 million related to reduced salary and benefits in our consumer direct division. These decreases were partially offset by a $0.2 million charge relating to certain deferred compensation for our former Chief Executive officer and an increase of approximately $0.7 million in rent expense, depreciation expense, insurance, legal fees and professional fees.

        Restructuring and Asset Impairment    For the six months ended October 31, 2002, we recorded a restructuring charge of $3.9 million relating to the restructuring plan initiated in fiscal 2002. Of the $3.9 million, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.3 million related to additional expenses resulting directly from our restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on the Condensed Consolidated Balance Sheets.

        Effective May 1, 2002, we entered into a license agreement with Eurostyle to distribute our men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures.

        Restatement Expenses    As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors. The restatements required a thorough investigation of what had occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees amounted to approximately $1.3 million for the quarter ended October 31, 2002. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.5 million payable in March 2004.

        Operating Loss    As a result of the above items, our operating loss increased $1.3 million to $1.8 million in the first six months of fiscal 2003 from $0.5 million in the first six months of fiscal 2002.

        Income Taxes    We recorded approximately $0.7 million of income tax benefits in the first six months of fiscal 2003 compared to $0.6 million in the first six months of fiscal 2002. The effective rates for income taxes in the second quarter of fiscal 2003 and 2002 were 34% and 42%, respectively. This decrease in the effective rate on the year-to-date loss related mainly to state tax liabilities in certain jurisdictions and uncertainty as to the utilization of losses in certain other jurisdictions.

Liquidity and Capital Resources

        Net cash provided by operating activities for the six months ended October 31, 2002 was approximately $16.7 million compared to approximately $19.4 million for the six months ended October 31, 2001. For the six months ended October 31, 2002, approximately $5.4 million of net cash provided by operating activities resulted from operations (net loss adjusted for non-cash charges and credits) and $20.5 million resulted from the net reduction of accounts receivable. These amounts were partially offset by an increase in inventory of $7.1 million and increases in prepaid expenses and other net assets of $2.1 million. The $19.4 million of cash provided from operating activities for the six months ended October 31, 2001, resulted from approximately $2.8 million of net cash provided by operations, a reduction in accounts receivable of $17.1 million, a reduction in inventory of $7.6 million and a reduction in prepaid expenses and other current assets of $1.1 million. These amounts were partially offset by a $9.1 million decrease in accounts payable and accrued liabilities.

        Net cash used in investing activities was approximately $1.7 million for the six months ended October 31, 2002 and was primarily as a result of the purchases of capital equipment. Net cash used in investing activities for the six months ended October 31, 2001 was $1.5 million and was primarily due to purchases of capital equipment.

        Net cash used in financing activities for the six months ended October 31, 2002 was approximately $1.5 million. This resulted primarily from payments of approximately $1.6 million under capital lease obligations, partially offset by $49,000 of cash generated from the sale of common stock under the employee stock purchase plan and pursuant to the exercise of stock options. Net cash used in financing activities for the six months ended October 31, 2001 was approximately $17.8 million. This was primarily due to repayments of short term borrowings of $16.4 million and capital lease payments of approximately $1.5 million. This was partially offset by approximately $116,000 from the sale of common stock under the employee stock purchase plan.

        We have a loan agreement with Washington Mutual Bank to provide a $35 million line of credit. At October 31, 2002, outstanding letters of credit totaled approximately $11 million, resulting in $24 million available under the line of credit. The loan agreement contains certain restrictive covenants covering minimum working capital, tangible net worth and interest service coverage, as well as a maximum debt-to-equity ratio and maximum capital expenditures. At October 31, 2002, we were in compliance with these covenants. However, on December 6, 2002, Genesis Insurance Company, our primary Directors' and Officers' liability insurance carrier, notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We are currently negotiating the terms of replacement Directors' and Officers' liability insurance coverage from another carrier, but this replacement coverage is not expected to protect us against liabilities resulting from the existing claims. As a result, we are out of compliance with a covenant in our loan agreement requiring us to maintain adequate risk insurance. In addition, on December 3, 2002 we announced our intention to close our fourteen retail stores and record a pre-tax charge in the range of $12 to $15 million. We expect the majority of the charge will occur in the third quarter depending on the timing of the store closures and expect to be out of compliance with certain of our financial covenants as a result of this charge.

        We are currently working with our lenders to reduce our line of credit to $20 million. We believe that a credit facility of $20 million is sufficient to meet our current operating needs. We are also in discussion with other lenders about our financing needs. Based on these discussions, we may or may not continue with our existing lenders and will consider other lenders interested in providing a similar line of credit. We also believe that sufficient financing in the form of asset based or vendor financing will be available to provide sufficient credit to meet our needs in lieu of our line of credit.

        As described in Note 12 to our financial statements we plan to close our fourteen retail stores. Our current estimate of the total closure charges for the fiscal year ending April 30, 2003 is in the range of $12 to $15 million pre-tax. The full tax effect of the charge has not been determined and to the extent losses cannot be carried back they will be available to offset future profits. We currently estimate the after-tax charge to be in the range of $10 to $13 million. The after-tax cash impact of the charge is expected to be $5 to $7 million, however since many negotiations and activities have only recently been started, the final results could vary significantly from this estimate. We expect the majority of the charge will occur in the third quarter depending on the timing of the store closures. These charges are in addition to the $2.1 million after-tax charge take in fiscal year 2002 to write down certain retail stores as impaired assets.

        We believe that cash on hand and cash generated from ongoing operations, as well as the ability to borrow under bank lines of credit or alternative sources of financing will be sufficient to meet our cash requirements in the short-term and during the next fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, including those risks and uncertainties set forth above and various other factors. Depending upon our growth and working capital needs, we may require additional financing in the future through debt or equity offerings, which may or may not be available and may be dilutive.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2002. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Returns

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheets.

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

Impairment of Long-Lived Assets

        We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        None

Item 4. Controls and Procedures

        Evaluation of the Company's Controls and Procedures.    Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that we present in this section of our Quarterly Report the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

        CEO and CFO Certifications.    Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This portion of our Quarterly Report is our disclosure of the results of our Controls Evaluation, referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

        Limitations on the Effectiveness of Controls.    Our management, including, without limitation, our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Scope of the Controls Evaluation.    We operated without the assistance of a CFO from August 8, 2002 to November 15, 2002. During that time, our current CEO served as our principal accounting officer in addition to acting in her official capacity as CEO. Our current CFO was appointed to that position on November 15, 2002, and has had very little involvement in designing our current controls and procedures. While he has assisted in our most recent evaluation efforts, his evaluation of our controls and procedures has relied heavily on the reports of others within the Company, and his 302 Certification must be read in that context. Our current CEO was appointed in late April 2002. Throughout the majority of her tenure, we have been undertaking the restructuring of our operations and the restatement of certain of our historical financial results, and responding to the resulting shareholder lawsuits, SEC investigation, Nasdaq investigation and Nasdaq delisting proceedings. Each of these matters has required significant attention from our senior management, including our CEO. Our CEO's evaluation of our internal controls has been necessarily constrained as a result of these matters and her 302 Certification must be read in that context.

        During the quarter, our evaluation of our Disclosure Controls and our Internal Controls concentrated on our investigation into accounting irregularities and errors leading to the restatement of certain of our historical financial statements. With the assistance of our legal advisors, special legal counsel and the accountants for the special legal counsel, we conducted a search for any errors in our financial statements, which would in turn lead to identifying data errors, controls problems or acts of fraud and to confirming that appropriate corrective action, including process improvements, was being undertaken. Our independent auditors also performed numerous tests to satisfy themselves on the same issues.

        Conclusions.    As reported in Note 1 to our financial statements, we recently restated our financial results for the fiscal years ended April 30, 2000 and 2001, and for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, as a result of accounting irregularities stemming from a failure of our internal controls and procedures. During the course of our restatement, our independent auditors indicated to us that they believe there was a material weakness in our Internal Controls, as evidenced by the ability of our former management to override our Internal Controls.

        Even before this communication by our independent auditors, we started to institute corrective measures to ensure that all of our managers and employees follow our policies and procedures. These measures included bringing in new managers, implementing new procedures for transaction reporting, establishing a confidential reporting procedure by which employees can report concerns directly to the CEO or the audit committee and holding management and employee meetings at which expectations of integrity were explicitly discussed.

        After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel's accountants, we have not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the quarter and up to the present date, our controls and procedures are adequate to permit the preparation of our financial statements in conformity with generally accepted accounting principles. We intend to continue to assess our controls. We do not yet have formal written controls and procedures in place for all of our internal operations. We intend to expand the documentation of our controls and procedures as our resources permit, and we intend to start an internal audit function in early 2003. Our Controls Evaluation will be ongoing as we institute these new systems.

        Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls' effectiveness can be reported in our Quarterly reports on Form 10-Q and Annual Report on Form 10-K

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On November 7, 2002, a lawsuit entitled Morris Haimowitz, Derivately on behalf of Cutter & Buck, Inc. v Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks and Stephen S. Lowber and Cutter & Buck, Inc., No. 02-2-32038-4SEA was filed by Morris Haimowitz in the Superior Court for the State of Washington, King County. The complaint names as defendants certain of the Company's current and former directors and the Company's former CFO. It is brought purportedly on behalf of the Company. The complaint alleges liability for breach of fiduciary duties of loyalty and due care, abuse of control, gross mismanagement and unjust enrichment in connection with the events giving rise to the Company's need to restate its financial statements. It seeks unspecified damages, costs and attorney fees as well as equitable relief.

        The Company remains party to three lawsuits related to alleged violations of federal securities laws, purportedly filed on behalf of persons who purchased the Company's common stock during the period from June 23, 2000 to August 12, 2002: Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber.

        On November 12, 2002, the Tilson Growth Fund filed a motion in the United States District Court for the Western District of Washington asking the Court to consolidate the Bourret, Sved and Hebert shareholder class action suits into a single proceeding before the Honorable Robert Lasnik, United States District Court Judge for the Western District of Washington, for pretrial and trial proceedings, enter an Order requiring the defendants to preserve documents, appoint Tilson Growth Fund as the lead plaintiff under Section 21D(a)(3)(B) of the Securities Exchange Act of 1934, and approve Tilson Growth Fund's selection of lead and liaison plaintiff's counsel. Counsel for our former Chief Financial Officer has opposed the appointment of Tilson Growth Fund as lead plaintiff. Plaintiff intends to file a consolidated complaint within 60 days after the Court files an order designating the lead plaintiff.

        We also remain a party to a lawsuit related to labor issues in Saipan: Does vs. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The court granted preliminary approval of the settlement in May 2002, and a hearing as to whether to grant final approval of the settlement is currently scheduled on January 23, 2003.

        We are also party to other routine litigation incidental to our business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on our financial position and results of operations.

        On December 6, 2002, Genesis Insurance Company, our primary Directors' and Officers' liability insurance carrier, notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy and intend to dispute this action. We are currently negotiating the terms of replacement Directors' and Officers' liability insurance coverage from another carrier. However, this coverage is not expected to protect us against liabilities arising from the existing claims, including the lawsuits mentioned above.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit Number	Description
99.1	Certification of the Company's Chief Executive Officer
99.2	Certification of the Company's Chief Financial Officer
b)	Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated: December 16, 2002	By	/s/ ERNEST R. JOHNSON Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

        I, Frances M. Conley, Chairman and Chief Executive Officer of Cutter & Buck Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cutter & Buck Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002

/s/ FRANCES M. CONLEY Frances M. Conley Chief Executive Officer

CERTIFICATIONS

        I, Ernest R. Johnson, Senior Vice President and Chief Financial Officer of Cutter & Buck Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Cutter & Buck Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 16, 2002

/s/ ERNEST R. JOHNSON Ernest R. Johnson Chief Financial Officer

QuickLinks

CUTTER & BUCK INC. Quarterly Report on Form 10-Q For the Quarter Ended October 31, 2002
Index
CUTTER & BUCK INC. Condensed Consolidated Balance Sheets
CUTTER & BUCK INC. Condensed Consolidated Statements of Operations (Unaudited)
CUTTER & BUCK INC. Condensed Consolidated Statement of Cash Flows (Unaudited)
Cutter & Buck Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS