Form 10-Q
period 2003-01-31
CUTTER & BUCK INC
filed 2003-03-17
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2003
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock of the registrant outstanding as of March 14, 2003 was 10,634,132.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended January 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	January 31, 2003	April 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,846,776	$6,988,823
Restricted cash	7,000,000	—
Accounts receivable, net of allowances for doubtful accounts and returns of $3,594,871 at January 31, 2003 and $4,239,645 at April 30, 2002	15,904,889	41,904,527
Inventories, net	37,810,858	26,207,917
Deferred income taxes	3,915,399	3,525,006
Other assets	13,184,594	10,763,992

Total current assets	86,662,516	89,390,265
Furniture and equipment, net	9,528,879	16,444,100
Other assets	852,808	934,765

Total assets	$97,044,203	$106,769,130

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$8,994,128	$7,272,511
Accrued liabilities	7,359,120	6,854,000
Current portion of capital lease obligations	2,400,464	3,212,563
Other current liabilities	446,290	126,296

Total current liabilities	19,200,002	17,465,370
Capital lease obligations, less current portion	848,764	3,716,424
Deferred income taxes	803,819	1,849,767
Other liabilities	3,226,438	342,725
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding
Common stock, no par value: 25,000,000 shares authorized; 10,634,132 issued and outstanding at January 31, 2003 and 10,589,810 at April 30, 2002	64,806,054	64,525,494
Deferred compensation	(52,500)	(348,590)
Retained earnings	8,211,626	19,217,940

Total shareholders' equity	72,965,180	83,394,844

Total liabilities and shareholders' equity	$97,044,203	$106,769,130

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
		(Restated)		(Restated)
Net sales	$34,582,707	$33,282,538	$110,538,672	$118,312,422
Cost of sales	19,720,002	22,216,350	63,613,827	73,008,975

Gross profit	14,862,705	11,066,188	46,924,845	45,303,447
Operating expenses:
Selling, general and administrative	15,761,417	15,784,060	44,431,653	50,508,180
Restrucuring and asset impairment	(45,245)	4,879,195	3,844,677	4,879,195
Retail store closure expenses	9,556,071	2,502,987	9,556,071	2,502,987
Restatement expenses	1,275,408	—	2,529,387	—

Total operating expenses	26,547,651	23,166,242	60,361,788	57,890,362

Operating loss	(11,684,946)	(12,100,054)	(13,436,943)	(12,586,915)
Interest expense, net of interest income	(94,782)	(336,290)	(320,949)	(1,280,329)

Loss before income taxes	(11,779,728)	(12,436,344)	(13,757,892)	(13,867,244)
Income tax benefits	(2,079,309)	(3,934,264)	(2,751,578)	(4,532,536)

Net loss	$(9,700,419)	$(8,502,080)	$(11,006,314)	$(9,334,708)

Basic and diluted loss per share	$(0.91)	$(0.80)	$(1.04)	$(0.88)

Shares used in computation of basic and diluted loss per share	10,625,667	10,575,066	10,607,985	10,563,814

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	January 31, 2003	January 31, 2002
		(Restated)
Operating activities:
Net loss	$(11,006,314)	$(9,334,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,611,678	4,804,762
Amortization of deferred gain on sale and leaseback of capital assets	(94,722)	(94,722)
Amortization of deferred compensation	359,090	620,174
Gain on sale of fixed assets	95,572	—
Noncash compensation expense	129,705	38,860
Noncash restructuring and asset impairment charges	7,274,795	6,072,771
Inventory write-downs related to restructuring	—	2,884,886
Changes in assets and liabilities:
Receivables, net	25,999,638	20,711,963
Inventories	(11,602,941)	5,039,492
Other current assets	(4,328,097)	(3,762,288)
Accounts payable, accrued liabilities and other current liabilities	2,875,245	(5,677,732)

Net cash provided by operating activities	14,313,649	21,303,458
Investing activities:
Purchases of furniture and equipment	(1,945,751)	(1,640,984)
(Increase) decrease in trademarks, patents and marketing rights	81,959	(124,975)

Net cash used in investing activities	(1,863,792)	(1,765,959)
Financing activities:
Net repayments of short term borrowings	—	(15,166,944)
Principal payments under capital lease obligations	(3,679,759)	(2,014,339)
Transfer to restricted cash	(7,000,000)	—
Issuance of common stock	87,855	187,124

Net cash used in financing activities	(10,591,904)	(16,994,159)
Effects of foreign exchange rate on changes in cash	—	59,559

Net increase in cash and cash equivalents	1,857,953	2,602,899
Cash and cash equivalents, beginning of period	6,988,823	8,072,456

Cash and cash equivalents, end of period	$8,846,776	$10,675,355

See accompanying notes

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Restatement of Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of normal recurring accruals, restructuring and asset impairment charges, retail store closure expenses and restatement expenses) necessary for a fair presentation have been included. Our revenues are seasonal, and therefore the results of operations for the three months and nine months ended January 31, 2003 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2002, included in our filing on Form 10-K.

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

        Upon completion of the Special Committee's restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary within the fiscal years 2000 and 2001 and each of the periods noted above. We also recorded a cumulative-effect adjustment to retained earnings for amounts related to fiscal 1998 and 1999 of $250,541. Since the restatement adjustments related primarily to the timing of the recognition of revenue, the restatement had an insignificant impact on our shareholders' equity as of April 30, 2002. Refer to the Form 10-K for the year ended April 30, 2002 for details of the restatement impact on the years and quarters previously reported. All adjustments fell into the following categories:

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

        Restatement of premature shipments:    We generally ship our product to arrive on customer-specified delivery dates. In certain instances, we shipped product to customers well in advance of the date originally specified by the customer. We restated our financial statements for fiscal years 2000 and 2001 and the first three quarters of fiscal 2002 to record sales in the period that the customer requested the goods be received, taking into account a normal time to assure receipt in accordance with customer specified terms.

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

        The effect of the restatement on the consolidated financial statements for the quarter and nine months ended January 31, 2002 is summarized as follows (in thousands, except per share data):

	For the Quarter Ended January 31, 2002		For the Nine Months Ended January 31, 2002
	As previously Reported	As Restated	As previously Reported	As Restated
Net sales	$33,694	$33,283	$117,331	$118,312
Cost of sales	22,477	22,217	72,487	73,009

Gross profit	11,217	11,066	44,844	45,303
Total operating expenses	23,085	23,166	57,647	57,890

Operating loss	(11,868)	(12,100)	(12,803)	(12,587)
Net loss	$(8,350)	$(8,502)	$(9,477)	$(9,335)
Basic and diluted loss per share	$(0.79)	$(0.80)	$(0.90)	$(0.88)

Results identified in the above table as previously reported include reclassifications to conform to EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and SAB 101 "Revenue Recognition in Financial Statements" that increased net sales and cost of sales for the quarter ended January 31, 2002 by $965,000 ($3,795,000 for the nine months then ended) and to reclassify licensing and royalty income of $93,000 to net sales ($269,000 for the nine months then ended).

Note 2. Recently Issued Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 prospectively on January 1, 2003 and it did not have a material impact on our consolidated results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure". The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

Note 3. Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation.

Note 4. Earnings (Loss) Per Share

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

Note 5. Comprehensive Income (Loss)

        The components of our total comprehensive loss were:

	For the Quarter Ended January 31,		For the Nine Months Ended January 31,
	2003	2002	2003	2002
Net loss	$(9,700,419)	$(8,502,080)	$(11,006,314)	$(9,334,708)
Foreign currency translation adjustments	—	69,255	—	23,878

Comprehensive loss	$(9,700,419)	$(8,432,825)	$(11,006,314)	$(9,310,830)

Note 6. Debt

        In March 2002, we entered into a loan agreement with Washington Mutual Bank (Washington Mutual) to replace our $55 million line of credit with a $35 million line of credit which expires on August 1, 2003. Washington Mutual included Bank of America, N.A. (Bank of America) in the arrangement as co-lender. Effective January 23, 2003, we renewed and modified our loan agreement to reduce the line of credit to $20 million and allow our co-lender, Bank of America to exit the agreement. The new agreement expires on March 31, 2003 and is collateralized by cash collateral and a security interest in our accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. Availability of funds under the line is determined by a borrowing formula and those funds are to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower's election. At January 31, 2003, letters of credit outstanding against this line of credit totaled approximately $13.1 million and there were no working capital advances outstanding. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth. At January 31, 2003, we were in compliance with these covenants. Under the terms of our renewed and modified loan agreement with Washington Mutual we established a money market account for cash collateral to be used as additional security. The $7.0 million balance of restricted cash is pledged through March 31, 2003, the termination date of the renewed and modified loan agreement with Washington Mutual. Our loan agreement with Wells Fargo (described below) contains no requirement for a cash collateral account.

        On March 13, 2003, we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit, replacing our previous line of credit with Washington Mutual. The availability of funds under the revolving line of credit is determined by a borrowing formula, and advances on the line are to be used for general corporate purposes. Interest on advances is charged at either the LIBOR rate plus 2.75% or the Wells Fargo Bank reference rate, each as defined in the loan agreement, at the borrower's election. The line of credit expires on March 12, 2005, and may be renewed annually thereafter or terminated under the terms of the agreement. The line is collateralized by a security interest in our accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. We are currently in compliance with these covenants.

Note 7. Shareholders' Equity

        During the nine months ended January 31, 2003, we sold 29,057 shares of common stock under our employee stock purchase plan and pursuant to the exercise of stock options.

        On November 14, 2002, we issued 17,500 shares of restricted stock and recorded deferred compensation relating to this grant of $63,000. The deferred compensation is being amortized over 12 months, the vesting period of the restricted stock.

Note 8. Commitments

        We lease our office facilities, retail stores, a distribution center and certain office equipment under operating leases. On December 3, 2002 our board of directors decided to close our fourteen retail stores. We expect to be out of all of these stores and to settle all future rent obligations relating to these stores by April 30, 2003.

        On January 24, 2001, we entered into a sale and leaseback agreement for approximately $6.7 million of capital assets. The resulting commitment is accounted for as a capital lease, with terms between three and five years. We deferred a gain of approximately $0.4 million, which is being amortized in proportion to the amortization of the leased assets. In conjunction with closing our retail stores, we executed an early buyout agreement on December 27, 2002 for those assets located at our retail stores. These assets will be liquidated as our stores are closed.

        Partially as a result of our restructuring (described in Note 9), we have excess warehouse capacity at our distribution center. We have subleased this unused capacity to third parties, with lease terms between four and eight years.

        Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases consisted of the following at January 31, 2003:

As of January 31,	Capital Leases	Operating Leases
2003	$593,330	$769,770
2004	2,108,185	3,053,468
2005	634,442	3,079,194
2006	114,433	3,023,473
2007	—	2,123,097
Thereafter	—	4,247,108

Minimum lease payments	3,450,390	16,296,110
Less sublease payments	—	(8,484,465)

Total minimum lease payments	3,450,390	$7,811,645

Less amount representing interest	(201,162)

Present value of minimum lease payments	3,249,228
Less: current portion	(2,400,464)

	$848,764

As of March 31, 2003, six retail store leases were still being negotiated. The future remaining payments under these leases not included above total approximately $4.2 million. We expect to negotiate terminating these leases for substantially less than this amount.

Note 9. Restructuring, Asset Impairment and Retail Store Closure Expenses

Restructuring and Asset Impairment

        For the three months ended January 31, 2003 we recorded a reversal of $45 thousand relating to the overaccrual of restructuring expenses arising under our fiscal 2002 restructuring plan. For the nine months ended January 31, 2003 restructuring and asset impairment charges were $3.8 million. Of the $3.8 million, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses arising under our fiscal 2002 restructuring. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets.

        In the third quarter of fiscal 2002, we implemented a restructuring plan to reduce our operating costs, streamline our organizational structure and focus on those areas of our business that we believe provide the greatest growth and profit opportunities. For the three and nine month periods ended January 31, 2002 restructuring and asset impairment charges relating to this plan were $4.9 million. Of the $4.9 million, $3.3 million related to the closure of our European operations and $1.6 million related to the consolidation and restructuring of our women's line sales force. The charge related to our European operations included termination and severance benefits, reserves necessary to write-down the operations' receivables due to lower than anticipated recoveries, the write-down of other current assets, furniture and equipment and leasehold improvements to net realizable value and other costs resulting from closure of the operations. The consolidation and restructuring of our women's line sales force resulted in the write-off of commission draws and sample receivable balances.

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

Retail Store Closure Expenses

        Retail store closure expenses were $9.6 million for the three and nine months ended January 31, 2003 and $2.5 million for the three and nine months ended January 31, 2002. The fiscal 2002 restructuring plan mentioned above included refining our retail strategy and evaluating the recoverability of the assets relating to our retail stores. We concluded from the results of the evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing full-price stores and adjusted the net book value of another two full-price stores to their estimated fair value. The three under-performing full-price stores were to be closed during fiscal 2003. As a result, in fiscal 2002 we recorded a charge of $2.5 million related to store fixed asset write-downs (primarily leasehold improvements) and lease termination costs.

        In the third quarter of fiscal 2003 we announced plans to close all of our retail stores by April 30, 2003 and recorded another charge of $9.6 million relating to store closure expenses. This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 127 employees located at our retail stores, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores. We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April 30, 2003.

        In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco receives a base fee up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses). To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco's internal expenses) plus Hilco's base fee such excess proceeds are to be split 80% to us and 20% to Hilco. As of January 31, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.1 million. The $3.1 million has been recorded in selling, general and administrative expenses and includes Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

        For the nine months ended January 31, 2003 and 2002 the total restructuring, asset impairment and store closure charges were as follows:

	Nine Months Ended January 31, 2003			Nine Months Ended January 31, 2002
	Wholesale	Retail	Total	Wholesale	Retail	Total
Lease Obligations	$3,281,118	$4,866,747	$8,147,865	$45,691	$429,047	$474,738
Asset Impairment	322,979	4,153,724	4,476,703	3,569,784	2,073,940	5,643,724
Termination Benefits	0	227,044	227,044	638,212	—	638,212
Other Restructuring Costs	197,399	308,556	505,955	625,508	—	625,508
Foreign Currency Translation Loss	43,181	—	43,181	—	—	—

	$3,844,677	$9,556,071	$13,400,748	$4,879,195	$2,502,987	$7,382,182

        The amounts recorded represent management's best estimate of the costs to be incurred. The actual amounts incurred will vary from these estimates to the extent future developments differ from the underlying assumptions used in development of the accrual. We currently expect the store closure charges to be at the low end of our previous estimates, which were $12 to $15 million pre-tax. The full tax effect of the charge has not yet been determined and to the extent losses cannot be carried back they will be available to offset future profits. We estimate the after-tax charge to be in the range of $10 to $13 million and the after-tax cash impact of the charge is expected to be $5 to $7 million.

        Activity in the accrued liability for restructuring and retail store closure expenses consisted of the following for the first nine months of fiscal 2003:

	Balance at April 30, 2002	Subsequent Accruals, Net	Subsequent Payments	Balance at January 31, 2003	Due within 1 year	Due After 1 Year
Lease Obligations	$1,177,153	$8,147,865	$(2,890,766)	$6,434,252	$3,819,477	$2,614,775
Termination Benefits	771,800	106,144	(654,961)	222,983	222,983	—
Other Restructuring Costs	783,020	1,109,881	(1,087,063)	805,838	805,838	—

	$2,731,973	$9,363,890	$(4,632,790)	$7,463,073	$4,848,298	$2,614,775

        Total severance and termination benefits as a result of the fiscal 2002 restructuring plan related to approximately 35 employees, all of whom have been terminated. Total cash paid for severance and termination benefits was approximately $0.7 million. As of January 31, 2003 none of the retail store employees had been terminated and no severance and termination benefits relating to the retail store closure had been paid out.

Note 10. Restatement Expenses

        As described in Note 1, we restated certain of our financial statements for irregularities and errors. The restatements required a thorough investigation of what occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement

Directors' and Officers' liability insurance amounted to approximately $1.3 million and $2.5 million respectively for the three and nine months ended January 31, 2003. Although the restatement has been completed, we will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. These amounts cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.4 million payable in March 2004.

Note 11. Litigation

        We are party to various legal proceedings, including the shareholder lawsuits that arose from the restatement of our financial statements.

        These proceedings, are described in Part II, Item 1—Legal Proceedings. We are not in a position at this time to quantify the amount or range of any possible losses related to those claims.

        On December 6, 2002, Genesis Insurance Company notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy. We intend to dispute this action and, therefore, on December 26, 2002, we filed suit against Genesis in the United States District Court for the Western District of Washington. We have subsequently obtained replacement Directors' and Officers' liability insurance coverage from another carrier. This coverage will not, however, protect us against liabilities arising from the existing lawsuits described in Part II, Item 1—Legal Proceedings.

        On November 4, 2002, the Securities and Exchange Commission issued a Formal Order of Investigation with respect to the circumstances underlying our decision in August 2002 to restate our historical financial results. We are cooperating in the investigation by the SEC and are not in a position at this time to quantify the amount or range of any possible losses related to the SEC investigation.

        We are also party to other routine litigation incidental to our business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on our financial position and results of operations.

Note 12. Segment Reporting

        We have two operating segments: wholesale and retail. The wholesale segment consists of designing, sourcing, and selling high quality sportswear to golf and specialty retailers, to corporations, and to our international distributors and licensees. The retail segment reflects the operations of our retail stores. Previously ecommerce operations were included with our retail segment. However, with the closure of our retail stores we have changed the way we look at our business and ecommerce is now included in our wholesale segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These segments reflect the reporting basis used internally by senior management to evaluate performance and allocate resources. The retail segment includes direct operating expenses but does not include any overhead allocations. Financial information for our segments is as follows:

	Three Months Ended January 31, 2003			Three Months Ended January 31, 2002
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales	$25,583	$9,000	$34,583	$28,401	$4,882	$33,283
Gross profit	9,975	4,888	14,863	8,164	2,902	11,066
Operating expenses:
Depreciation & amortization	1,383	242	1,625	1,167	329	1,496
Other selling, general & administrative	10,153	3,984	14,137	11,923	2,365	14,288
Restructuring and asset impairment	(45)	—	(45)	4,879	—	4,879
Retail store closure expenses	—	9,556	9,556	—	2,503	2,503
Restatement expenses	1,275	—	1,275	—	—	—

Total operating expenses	12,766	13,782	26,548	17,969	5,197	23,166
Interest expense	157	—	157	382	—	382
Other income	(62)	—	(62)	(46)	—	(46)

Loss before income taxes	$(2,886)	$(8,894)	$(11,780)	$(10,141)	$(2,295)	$(12,436)

Total assets at end of period	$93,910	$3,134	$97,044	$102,126	$9,191	$111,317

	Nine Months Ended January 31, 2003			Nine Months Ended January 31, 2002
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales	$95,395	$15,144	$110,539	$108,411	$9,901	$118,312
Gross profit	38,688	8,237	46,925	39,467	5,836	45,303
Operating expenses:
Depreciation & amortization	3,935	677	4,612	3,901	903	4,804
Other selling, general & administrative	31,822	7,998	39,820	39,083	6,621	45,704
Restructuring and asset impairment	3,845	—	3,845	4,879	—	4,879
Retail store closure expenses	—	9,556	9,556	—	2,503	2,503
Restatement expenses	2,529	—	2,529	—	—	—

Total operating expenses	42,131	18,231	60,362	47,863	10,027	57,890
Interest expense	528	—	528	1,349	—	1,349
Other income	(207)	—	(207)	(69)	—	(69)

Loss before income taxes	$(3,764)	$(9,994)	$(13,758)	$(9,676)	$(4,191)	$(13,867)

Total assets at end of period	$93,910	$3,134	$97,044	$102,126	$9,191	$111,317

Note 13. Income Taxes

        We recorded approximately $2.7 million of income tax benefit in the first nine months of fiscal 2003 compared to $4.5 million for the same period of fiscal 2002. We have provided a valuation allowance against our deferred tax assets which include net operating loss carryforwards. As a result, the effective rates for income taxes were 20% and 33%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our ability to negotiate lease termination agreements on favorable terms; our exposure to additional costs resulting from the termination of retail operations, including costs associated with any related litigation; risks related to our ongoing shareholder lawsuits and SEC investigation and our suit against Genesis Insurance Company; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of our products; our ability to control costs and expenses; our ability to utilize tax losses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate chosen distribution channels; competition; our ability to retain key employees and to maintain the integrity of our technology and information systems; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banks; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2002. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

        All references to fiscal years are to our fiscal years ended April 30.

Overview

        Cutter & Buck designs, sources and markets men's and women's sportswear, fashion and outerwear apparel. Our net sales are generated from our two operating segments: wholesale and retail. The wholesale segment consists of designing, sourcing, and selling high quality sportswear to golf and specialty retailers, to corporations, and to our international distributors and licensees. The retail segment reflects the operations of our retail stores. In December 2002, our Board of Directors decided we should focus on our wholesale segment and close our fourteen retail stores. Closure of the retail stores is more fully described below. Previously, ecommerce operations were included in our retail segment. However, with the closure of our retail stores we have changed the way we look at our business and ecommerce is now included in our wholesale segment.

Restatement

        In consultation with our independent auditors, we restated our audited financial statements for the years ended April 30, 2000 and 2001, and our unaudited financial statements for each of the quarters in those years and the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. We initially announced our intention to restate certain financial statements on August 12, 2002. That announcement was made after our new Chief Executive Officer, appointed April 2002, discovered certain accounting irregularities. In early August, shortly after her discovery, the Board of Directors appointed a Special Committee to investigate these irregularities. The preliminary conclusion of the Special Committee was that approximately $5.8 million of shipments to three distributors made on a consignment basis during fiscal 2000 had been recorded as sales of inventory for that year. Subsequent to that announcement, the Special Committee continued its investigation in order to confirm whether any additional accounting irregularities occurred. The Special Committee was assisted in its investigation by our regular outside legal counsel, special independent legal counsel, a forensic accounting firm and our independent auditors. Accordingly, the results of operations for the quarter and nine months ended January 31, 2003 included herein and referred to below are after restatement, which is more fully discussed in Note 1 to the financial statements.

Special Risk Factors and Uncertainties

        We are currently defending several shareholder lawsuits.    Following the restatement of our financial results, we have received notice of three class action lawsuits filed against us and certain of our former directors and officers purportedly brought on behalf of certain of our current and former shareholders. These suits generally allege that we issued false and misleading statements during fiscal years 2000 to 2002, in violation of federal securities laws. If we choose to settle these suits without going to trial, we may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and we are ultimately adjudged to have violated federal securities laws, we may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, we are party to a shareholder derivative suit purportedly brought on our own behalf against our current and former directors and officers, alleging among other things, breaches of fiduciary duty. The indemnification provisions contained in our Articles of Incorporation may require us to indemnify our current and former directors and officers who are named as defendants against the allegations contained in these suits. Regardless of the ultimate outcome of these suits, however, litigation of this type is expensive and will require that we devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm our business for the same reasons set forth in the following risks.

        We may not have adequate Directors' and Officers' liability insurance.    On December 6, 2002, Genesis Insurance Company notified us that it intends to rescind our Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy and filed suit against Genesis to dispute this action. We have subsequently obtained replacement Director's and Officer's liability insurance coverage from another carrier, but this replacement coverage will not protect us against liabilities resulting from the existing shareholder lawsuits. If we are unable to reinstate liability insurance with respect to the existing shareholder suits, our business and financial condition could be adversely affected.

        Our business has been adversely affected by our decision to restate our financial results.    Following the announcement of our decision to restate our financial statements, we experienced a decrease in bookings. Our management believes that some of this decrease may represent fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us and changes in trade terms could negatively impact future margins and costs.

        We had a substantial loss in fiscal year 2002 and the first nine months of fiscal 2003 and may continue to incur losses in future periods.    We incurred a net loss of approximately $10.4 million during the fiscal year ended April 30, 2002, including a restructuring and asset impairment charge of approximately $8.5 million before income tax effects. Our net loss for the nine months ended January 31, 2003 was approximately $11.0 million including restructuring and retail store closure charges of approximately $13.4 million and restatement expenses of approximately $2.5 million before income tax effects. As described in the notes to the financial statements, as part of our restructuring we have substantially streamlined our sales infrastructure and eliminated certain product lines and our retail stores. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

        We may have difficulty recruiting and retaining employees.    Management believes that employee morale has been impaired as a result of our recent management transition, shareholder lawsuits, earnings restatement as well as the attempted rescission of coverage by Genesis Insurance Company. As a result, we have provided financial incentives designed to retain certain key employees. For the nine months ended January 31, 2003, restatement expenses include approximately $0.6 million of expenses relating to the retention bonus. There will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.4 million payable in March 2004. In addition, there will be recruitment costs to the extent departed officers are replaced and, under present circumstances, that recruitment could be difficult and costly.

        Our auditors have indicated that they believe there was a material weakness in our internal controls and procedures.    Following our decision to restate our financial results, our independent auditors issued a letter to us indicating that they believed there was a material weakness, as defined in authoritative auditing literature, in our internal accounting controls. The material weakness related to lack of compliance with or circumvention of our procedures and controls by employees and management at various levels. In an effort to address these concerns, we brought in new managers, including a new Chief Financial Officer and have begun educating both employees and management about complying with procedures and controls and setting the "tone at the top" to mitigate the risk that the events underlying the financial restatement will recur. There can be no assurance, however, that these efforts will be adequate to prevent future occurrences of the type giving rise to the restatement. If we fail to adequately address concerns regarding our internal controls and procedures, our business may be materially harmed.

        We have lost several key executives who had important relationships with our suppliers, customers and employees.    Within the last year we accepted the resignations of several of our key executives, including our former Chairman and Chief Executive Officer. These executives had important relationships with our key suppliers, customers and employees. For us to execute our business plan, we must preserve and build upon our relationships with these suppliers, customers and employees in the absence of these executives. While the terms of a Transition and Release Agreement prevent our former Chairman and Chief Executive Officer from competing with or soliciting business or employees away from us, a court may refuse to enforce the provisions of this agreement. In addition, we do not have similar agreements with other former executives. If we are unable to preserve the relationships with our customers, suppliers and employees, or if any of our former executives choose to influence these individuals to our detriment, our business may be materially harmed.

        We expect to incur substantial legal and other professional service costs.    We have and will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits, responding to the inquiries of the SEC and as a result of our suit against Genesis. These costs cannot be determined at this time.

        We may be required to indemnify our current and former officers.    Former officers have made indemnification claims against us related to the SEC and NASDAQ investigations and the recent shareholder lawsuits. The ultimate cost of such indemnification cannot currently be estimated nor can the extent to which any costs will be covered by insurance.

        We liquidated our European subsidiaries and now rely exclusively on relationships with a single distributor for our European sales.    As part of our restructuring, we completed the sale of substantially all of our European assets to Eurostyle Ltd., a corporation formed under the laws of Ireland, and entered into a license agreement with Eurostyle. Following these transactions, we eliminated substantially all of our European sales force and liquidated our European subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH. For the forseeable future, we intend to rely exclusively on our relationship with Eurostyle for the distribution and sale of our products in Europe. We have less control over the marketing of our products by Eurostyle and there can be no assurance that we will continue to achieve historical levels of revenues in Europe pursuant to this new arrangement. If we are unable to effectively sell our products through this distributorship, our business may be materially harmed.

        We decided to close our retail stores.    Our board of directors has decided to close all of our retail stores. We initiated special sales events at our stores and expect to be out of these stores by April 30, 2003. The closures involve special sales to liquidate store inventories and negotiations with landlords to terminate lease obligations. We currently expect the store closure charges to be at the low end of our previous estimates, which were $12 to $15 million pre-tax. If costs to liquidate inventory are greater than we currently estimate or the terms of lease terminations are less favorable than estimated, expenses for closure of the retail stores could exceed our estimates. In addition, the stores were used to showcase our products and provided brand recognition. If we are unable to showcase our brand effectively without the use of our stores, our business may be materially harmed.

Results of Operations

Three Months Ended January 31, 2003 Compared With Three Months Ended January 31, 2002

	Three Months Ended January 31, 2003			Three Months Ended January 31, 2002
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales	$25,583	$9,000	$34,583	$28,401	$4,882	$33,283
Gross profit	9,975	4,888	14,863	8,164	2,902	11,066
Operating expenses:
Depreciation & amortization	1,383	242	1,625	1,167	329	1,496
Other selling, general and administrative	10,153	3,984	14,137	11,923	2,365	14,288
Restructuring and asset impairment	(45)	—	(45)	4,879	—	4,879
Retail store closure expenses	—	9,556	9,556	—	2,503	2,503
Restatement	1,275	—	1,275	—	—	—

Total operating expenses	12,766	13,782	26,548	17,969	5,197	23,166
Interest expense	157	—	157	382	—	382
Other income	(62)	—	(62)	(46)	—	(46)

Loss before income taxes	$(2,886)	$(8,894)	$(11,780)	$(10,141)	$(2,295)	$(12,436)

        Net Sales    During the third quarter of fiscal 2003 net sales increased approximately $1.3 million or 3.9% from $33.3 million in the same period of the prior year to $34.6 million. Net sales in our wholesale segment decreased $2.8 million or 9.9% compared to the same period in the prior year. This decrease was more than offset by an increase of $4.1 million or 84.4% in net sales in our retail segment. The detail of net sales by strategic business unit (SBU) was as follows:

	Three Months Ended January 31
	2003	2002	Increase (Decrease)	Percent Change
	In Thousands, except percent change
Golf	$5,808	$7,021	$(1,213)	(17.3)%
Corporate	12,963	11,668	1,295	11.1
Specialty	4,020	5,126	(1,106)	(21.6)
International	674	1,867	(1,193)	(63.9)
Other	2,118	2,719	(601)	(22.1)

Total Wholesale	25,583	28,401	(2,818)	(9.9)
Retail	9,000	4,882	4,118	84.4

Total Consolidated	$34,583	$33,283	$1,300	3.9%

        As mentioned in our "risks" section, some of the decline in sales in each SBU may be attributable to customer's fears about our stability after the announcement of the need to restate earnings. In the third quarter of fiscal 2003, net sales in our golf SBU decreased by $1.2 million or 17.3% to $5.8 million from $7.0 million in the same period of the prior year. Net sales in our golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales in our corporate SBU increased $1.3 million or 11.1% to $13.0 million from $11.7 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog which had a positive impact on sales in the third quarter of fiscal 2003. Net sales in our specialty SBU decreased $1.1 million or 21.6% to $4.0 million from $5.1 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our dressy women's line and the difficult conditions facing independent specialty stores. Net sales in our international SBU decreased by approximately $1.2 million or 63.9% to $0.7 million from $1.9 million in the same period of the prior year. For the quarter ended January 31, 2002, net sales in our international SBU included approximately $0.9 million in sales generated by our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the three months ended January 31, 2003 does not include any European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The remaining $0.3 million decrease in net sales in our international SBU is due to a decrease in licensing and royalty income. Net sales in our other SBU include liquidation sales and shipping income and decreased $0.6 million or 22.1% to $2.1 million from $2.7 million in the same period of the prior year. This decrease was primarily due to lower liquidation sales in the third quarter of fiscal 2003 compared to fiscal 2002.

        Net sales in our retail segment increased to $9.0 million in the third quarter of fiscal 2003 from $4.9 million in the third quarter of fiscal 2002. This increase was due to the liquidation sales at the retail stores.

        Gross Profit    In the third quarter of fiscal 2003, gross profit increased to 43.0% of net sales compared to 33.2% in the same period of the prior year. The increase in gross profit was due to an increase in gross profit from our wholesale segment partially offset by a decrease in gross profit from our retail segment. Gross profit from our wholesale segment increased from 28.7% in the prior year to 39.0% for the three months ended January 31, 2003. For the third quarter of fiscal 2002, cost of sales relating to our wholesale segment included inventory write-downs related to our fiscal 2002 restructuring plan. This restructuring plan included closure of our European operations and exiting our golf shoe business and the inventory write-downs were recorded because we expected inventory to be sold below cost. For the three months ended January 31, 2003, cost of sales relating to our wholesale segment did not include write-downs of the same nature hence, the improvement in gross profit. Gross profit for the three months ended January 31, 2003 also improved due to lower liquidation sales compared to the same period of the prior year.

        Gross profit from our retail segment decreased from 59.4% in the third quarter of fiscal 2002 to 54.3% in the third quarter of fiscal 2003. In connection with the closure of the stores we initiated special sales events which increased liquidation sales and had a corresponding decrease in gross profit.

        Depreciation and Amortization    Depreciation and amortization increased $0.1 million or 8.6% from $1.5 million to $1.6 million for the three months ended January 31, 2003. For the wholesale segment, depreciation and amortization was $1.4 million compared to $1.2 million in the same period of the prior year. The increase is primarily due to depreciation expense on new capital expenditures. The prior year amount included approximately $0.1 million related to our European operations. For the retail segment, depreciation and amortization was $0.2 million compared to $0.3 million in the prior year. The decrease in depreciation and amortization in the retail segment is due to the write-down of store assets in connection with the closure of the retail stores. The write-down was recorded as part of the retail store closure expenses.

        Other Selling, General and Administrative Expense    Other selling, general and administrative expenses decreased $0.2 million or 1.1% compared to the same period in the prior year. For the wholesale segment selling, general and administrative expenses decreased approximately $1.8 million. Approximately $0.8 million of this decrease related to the closure of our European operations and the remaining $1.0 million decrease related to lower salaries, commissions, marketing and selling expenses. These decreases were partially offset by increased professional fees and legal expenses. Other selling, general and administrative expenses relating to our retail segment increased $1.6 million. The increase is primarily due to expenses related to the Hilco agency agreement.

        Restructuring and Asset Impairment    Restructuring and asset impairment expenses were $4.9 million for the three months ended January 31, 2002 compared to a reversal of $45 thousand in the third quarter of fiscal 2003. Of the $4.9 million recorded in fiscal 2002, $3.3 million related to the closure of our European operations and $1.6 million related to the consolidation and restructuring of our women's line sales force. The reversal of $45 thousand in the third quarter of fiscal 2003 is due to actual expenses being lower that amounts previously accrued for.

        Retail store closure expenses    Store closure expenses were $9.6 million for the three months ended January 31, 2003 and $2.5 million for the three months ended January 31, 2002. Our fiscal 2002 restructuring plan included refining our retail strategy and evaluating the recoverability of the assets relating to our retail stores. We concluded from the results of the evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing full-price stores and adjusted the net book value of another two full-price stores to their estimated fair value. The three under-performing stores were to be closed during fiscal 2003. As a result, in fiscal 2002 we recorded a charge of $2.5 million related to store fixed asset write-downs (primarily leasehold improvements) and lease termination costs.

        In the third quarter of fiscal 2003 we announced plans to close all of our retail stores by April 30, 2003 and recorded an additional charge of $9.6 million relating to store closure costs. This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 127 employees at our retail stores, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores. We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April 30, 2003.

        In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco receives a base fee up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses). To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco's internal expenses) plus Hilco's base fee such excess proceeds are to be split 80% to us and 20% to Hilco. As of January 31, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.1 million. The $3.1 million has been recorded in selling, general and administrative expenses and includes Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

        Restatement Expenses    As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors. The restatements required a thorough investigation of what had occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors' and Officers' liability insurance amounted to approximately $1.3 million for the three months ended January 31, 2003. Although the restatement has been completed, we will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.4 million payable in March 2004.

        Operating Loss    As a result of the above items, operating loss decreased $0.4 million or 3.4% to $11.7 million in the third quarter of fiscal 2003 compared to $12.1 million in the third quarter of fiscal 2002.

        Income Taxes    We recorded approximately $2.1 million of income tax benefit in the third quarter of fiscal 2003 compared to $3.9 million in the third quarter of fiscal 2002. We have provided a valuation allowance against our deferred tax assets which include net operating loss carryforwards. As a result, the effective rates for income taxes in the third quarter of fiscal 2003 and 2002 were 18% and 32%, respectively.

Nine Months Ended January 31, 2003 Compared With Nine Months Ended January 31, 2002

	Nine Months Ended January 31, 2003			Nine Months Ended January 31, 2002
	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales	$95,395	$15,144	$110,539	$108,411	$9,901	$118,312
Gross profit	38,688	8,237	46,925	39,467	5,836	45,303
Operating expenses:
Depreciation & amortization	3,935	677	4,612	3,901	903	4,804
Other selling, general and administrative	31,822	7,998	39,820	39,083	6,621	45,704
Restructuring and asset impairment	3,845	—	3,845	4,879	—	4,879
Retail store closure expenses	—	9,556	9,556	—	2,503	2,503
Restatement	2,529	—	2,529	—	—	—

Total operating expenses	42,131	18,231	60,362	47,863	10,027	57,890
Interest expense	528	—	528	1,349	—	1,349
Other income	(207)	—	(207)	(69)	—	(69)

Loss before income taxes	$(3,764)	$(9,994)	$(13,758)	$(9,676)	$(4,191)	$(13,867)

        Net Sales    During the first nine months of fiscal 2003 net sales decreased approximately $7.8 million or 6.6% to $110.5 million from $118.3 million in the prior year. Net sales in our wholesale segment decreased $13.0 million or 12.0% compared to the same period in the prior year. This decrease was offset by an increase of $5.2 million in net sales in our retail segment. The detail of net sales by strategic business unit (SBU) was as follows:

	Nine Months Ended January 31
	2003	2002	Increase (Decrease)	Percent Change
	In Thousands, except percent change
Golf	$29,734	$33,372	$(3,638)	(10.9)%
Corporate	41,330	42,197	(867)	(2.1)
Specialty	16,358	19,067	(2,709)	(14.2)
International	2,353	6,048	(3,695)	(61.1)
Other	5,620	7,727	(2,107)	(27.3)

Total Wholesale	95,395	108,411	(13,016)	(12.0)
Retail	15,144	9,901	5,243	53.0

Total Consolidated	$110,539	$118,312	$(7,773)	(6.6)%

        As mentioned in our "risks" section, some of the decline in sales in each SBU may be attributable to customer's fears about our stability after the announcement of the need to restate earnings. For the nine months ended January 31, 2003 net sales in our golf SBU decreased by $3.6 million or 10.9% to $29.7 million from $33.4 million in the same period of the prior year. Net sales in our golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales in our corporate SBU decreased by $0.9 million or 2.1% to $41.3 million from $42.2 million in the same period of the prior year. In the first quarter of fiscal 2003 net sales in our corporate SBU decreased by $1.9 million as corporate customers spent less on marketing programs. A new corporate catalog was launched in the first quarter of fiscal 2003 but the increase in sales as a result of the new catalog occurred in the second and third quarters of fiscal 2003. The increases in these quarters partially offset the first quarter decrease. Net sales in our specialty SBU decreased $2.7 million or 14.2% to $16.4 million from $19.1 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our dressy women's line, the loss of a customer and the difficult conditions facing independent specialty stores. Net sales in our international SBU decreased by approximately $3.7 million or 61.1% to $2.4 million from $6.0 million in the same period of the prior year. For the nine months ended January 31, 2002, net sales in our international SBU included approximately $3.4 million in sales from our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the nine months ended January 31, 2003 does not include any European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The remaining $0.3 million decrease in sales in our international SBU is due to a decrease in licensing and royalty income. Net sales in our other SBU include liquidation sales and shipping income and decreased $2.1 million or 27.3% to $5.6 million from $7.7 million in the same period of the prior year. This decrease was primarily due to lower liquidation sales for the nine months ended January 31, 2003 compared to January 31, 2002.

        Net sales in our retail segment increased to $15.1 million for the nine months ended January 31, 2003 compared to $9.9 million in the prior year. This increase was due to the impending closure of our retail stores and the related increase in liquidation sales from sales events at the stores.

        Gross Profit    In the first nine months of fiscal 2003, gross profit increased to 42.5% of net sales compared to 38.3% in the same period of the prior year. The increase in gross profit was due to an increase in gross profit from our wholesale segment partially offset by a decrease in gross profit from our retail segment. Gross profit from our wholesale segment increased to 40.6% from 36.4% in the prior year. This increase in gross profit was primarily due to lower cost of sales in our wholesale segment. For the first nine months of fiscal 2002, cost of sales relating to our wholesale segment included inventory write-downs related to the closure of our European operations and exiting our golf shoe business and the write-downs were recorded because we expected inventory to be sold below cost. For the nine months ended January 31, 2003, cost of sales relating to our wholesale segment did not include inventory write-downs of the same nature. Gross profit for the first nine months of fiscal 2003 was also favorably impacted by lower liquidation sales and a gain on sale of inventory to Eurostyle.

        Gross profit from our retail segment decreased to 54.4% from 58.9% in the prior year. This decrease was due to higher liquidation sales as a result of the closure of our retail stores and an increase in promotions on a wider selection of merchandise in the stores.

        Depreciation and Amortization    Depreciation and amortization expense decreased $0.2 million compared to the prior year. This was primarily due to a decrease in depreciation and amortization expense for the retail segment. Depreciation and amortization expense for the wholesale segment remained relatively unchanged for the nine months ended January 31, 2003 and 2002. The decrease in depreciation and amortization expense related to the closure of our European operations was $0.3 million and this decrease was offset by increased depreciation and amortization from new capital expenditures as well as accelerated depreciation on our old corporate facilities.

        Other Selling, General and Administrative Expense    Other selling, general and administrative expenses decreased $5.9 million or 12.9% to $39.8 million or 36.0% of net sales from $45.7 million or 38.6% of net sales in the prior year. Other selling, general and administrative expenses in our wholesale segment decreased approximately $7.3 million or 18.6%. This decrease was partially offset by a $1.4 million increase in selling, general and administrative expenses from our retail segment. Approximately $2.6 million of the decrease in other selling, general and administrative expenses from our wholesale segment was due to the closure of our European operations and the remaining $4.7 million decrease related to lower salaries, commissions, marketing and selling expenses. The decreases in these expenses were partially offset by increased professional fees and legal expenses. Other selling, general and administrative expenses in our retail segment increased $1.4 million. The increase is primarily due to the fees paid to Hilco for conducting the liquidation sales at our retail stores which were partially offset by decreased store level operating expenses.

        Restructuring and Asset Impairment    For the nine months ended January 31, 2003 we recorded a restructuring charge of $3.8 million compared to $4.9 million in the prior year. The restructuring charge in both years related to our wholesale segment. Of the $3.8 million recorded in fiscal 2003, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses resulting directly from our restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on the Condensed Consolidated Balance Sheets. For the nine month period ended January 31, 2002 restructuring and asset impairment charges were $4.9 million. Of the $4.9 million recorded in fiscal 2002, $3.3 million related to the closure of our European operations and $1.6 million related to the consolidation and restructuring of our women's line sales force. The charge related to our European operations included termination and severance benefits, reserves necessary to write-down the operations' receivables due to lower than anticipated recoveries, the write-down of other current assets, furniture and equipment and leasehold improvements to net realizable value and other costs resulting from closure of the operations. The consolidation and restructuring of our women's line sales force resulted in the write-off of commission draws and sample receivable balances.

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

        Retail Store Closure Expenses    Retail store closure expenses were $9.6 million for the nine months ended January 31, 2003 and $2.5 million for the nine months ended January 31, 2002. In December 2002 we announced plans to close all of our retail stores by April 30, 2003 and recorded a charge of $9.6 million relating to store closure costs. This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 127 employees at our retail stores, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores. We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April 30, 2003.

        In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco receives a base fee up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses). To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco's internal expenses) plus Hilco's base fee such excess proceeds are to be split 80% to us and 20% to Hilco. As of January 31, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.1 million. The $3.1 million has been recorded in selling, general and administrative expenses and includes Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

        Costs to close retail stores were $2.5 million for the nine months ended January 31, 2002. Our fiscal 2002 restructuring plan included refining our retail strategy and evaluating the recoverability of the assets relating to our retail stores. We concluded from the results of the evaluation that a significant impairment of long-lived assets had occurred and decided to close three under-performing full-price stores and adjusted the net book value of another two full-price stores to their estimated fair value. The three under-performing stores were to be closed in fiscal 2003. As a result, in fiscal 2002 we recorded a charge of $2.5 million related to store fixed asset write-downs (primarily leasehold improvements) and lease termination costs.

        Restatement Expenses    As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors. The restatements required a thorough investigation of what had occurred and how it should be corrected. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors' and Officers' liability insurance amounted to approximately $2.5 million for the nine months ended January 31, 2003. Although the restatement has been completed, we will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until April 2004 for the retention bonus, which will aggregate to as much as $2.4 million payable in March 2004.

        Operating Loss    As a result of the above items, our operating loss increased $0.9 million to $13.4 million in the first nine months of fiscal 2003 from $12.6 million in the first nine months of fiscal 2002.

        Income Taxes    We recorded approximately $2.8 million of income tax benefits in the first nine months of fiscal 2003 compared to $4.5 million in the first nine months of fiscal 2002. We have provided a valuation allowance against our deferred tax assets which include net operating loss carryforwards. As a result, the effective rates for income taxes in the first nine months of fiscal 2003 and 2002 were 20% and 33%, respectively.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended January 31, 2003 was approximately $14.3 million compared to approximately $21.3 million for the nine months ended January 31, 2002. Net cash used in investing activities was approximately $1.9 million for the nine months ended January 31, 2003 and $1.8 million for the nine months ended January 31, 2002. Net cash used in financing activities for the nine months ended January 31, 2003 was approximately $10.6 million compared to $17.0 million in the prior year.

        We have a loan agreement with Washington Mutual (see Note 6) to provide a $20 million line of credit which expires on March 31, 2003. The amount available under the line of credit is limited by our borrowing base calculation. Outstanding letters of credit under this agreement totaled approximately $13.1 million and after adjustments required by our borrowing base calculation the amount available under our line of credit is $6.8 million. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth. At January 31, 2003 we were in compliance with these covenants. Under the terms of our loan agreement we established a money market account for cash collateral to be used as additional security. The $7.0 million balance of restricted cash is pledged through March 31, 2003, the termination date of the renewed and modified loan agreement with Washington Mutual. On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) for a $35 million line of credit, replacing our previous line of credit with Washington Mutual. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. We are currently in compliance with these covenants. Our loan agreement with Wells Fargo contains no requirement for a cash collateral account.

        As described in Note 9 to our financial statements are closing all of our retail stores. We currently expect the store closure charges to be at the low end of our previous estimates, which were $12 to $15 million pre-tax. The full tax effect of the charge has not been determined and to the extent losses cannot be carried back they will be available to offset future profits. We currently estimate the after-tax charge to be in the range of $10 to $13 million. The after-tax cash impact of the charge is expected to be $5 to $7 million. These charges are in addition to the $2.5 million pre-tax charge take in fiscal year 2002 to write-down certain retail stores as impaired assets.

        In February 2003 we received approximately $4.7 million in federal tax refunds. We believe that cash on hand and cash generated from ongoing operations, as well as the ability to borrow under bank lines of credit or alternative sources of financing will be sufficient to meet our cash requirements in the short-term and during the next fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, including those risks and uncertainties set forth above and various other factors.

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

Restructuring Liabilities, Retail Store Closure Expenses

        Restructuring related liabilities and retail store closure expenses include estimates for termination benefits, anticipated disposition of lease obligations and other costs. Key variables in determining such estimates include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

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

        CEO and CFO Certifications.    Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This portion of our Quarterly Report is our disclosure of the results of our Controls Evaluation, referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

        Scope of the Controls Evaluation.    We operated without a CFO from August 8, 2002 to November 15, 2002. During that time, our current CEO served as our principal accounting officer in addition to acting in her official capacity as CEO. Our current CFO was appointed to that position on November 15, 2002, and has had only a short time to affect our current controls and procedures. While he has assisted in our most recent evaluation efforts, his evaluation of our controls and procedures has relied heavily on the reports of others within the Company, and his 302 Certification must be read in that context. Our current CEO was appointed in late April 2002. Throughout the majority of her tenure, we have been undertaking the restructuring of our operations and the restatement of certain of our historical financial results, and responding to the resulting shareholder lawsuits, SEC investigation, Nasdaq investigation and Nasdaq delisting proceedings. Each of these matters has required significant attention from our senior management, including our CEO. Our CEO's evaluation of our internal controls has been necessarily constrained as a result of these matters and her 302 Certification must be read in that context.

        During the quarter covered by this quarterly report on Form 10Q, our evaluation of our Disclosure Controls and our Internal Controls concentrated on an initial review, performed by an independent accounting firm, of our internal conrols. This initial review was based on employees reports of their processes. The review has indicated some areas for improvement, and we are planning followup activities as well as continuing the accounting firm's review. We have also continued to institute new practices designed to enhance internal controls.

        In previous quarters, our evaluation emphasized our investigation into accounting irregularities and errors leading to the restatement of certain of our historical financial statements. With the assistance of our legal advisors, special legal counsel and the accountants for the special legal counsel, we conducted an investigation for any errors in our financial statements, which would in turn lead to identifying data errors, controls problems or acts of fraud and to confirming that appropriate corrective action, including process improvements, was being undertaken. Our independent auditors also performed numerous tests to satisfy themselves on the same issues.

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

        After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel's accountants, we have not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the quarter and up to the present date, our controls and procedures are adequate to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, we see areas where additional controls would provide welcome additional assurance. We intend to continue to assess our controls and to improve them. We do not yet have formal written controls and procedures in place for all of our internal operations. We engaged a firm of accountants to assist us in the documentation of our controls and procedures. This work is the first phase of establishing our internal audit function. Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls' effectiveness can be reported in our Quarterly reports on Form 10-Q and Annual Report on Form 10-K

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On November 7, 2002, a shareholder derivative lawsuit entitled, Morris Haimowitz, Derivately on behalf of Cutter & Buck, Inc. v. Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks and Stephen S. Lowber and Cutter & Buck, Inc., No. 02-2-32038-4SEA, was filed by Morris Haimowitz in the Superior Court of the State of Washington, for King County. The complaint names as defendants certain of the Company's current and former directors and the Company's former CFO. It is purportedly brought on behalf of the Company. The complaint alleges that the individual defendants are liable to the Company for breach of their fiduciary duties, abuse of control, gross mismanagement and unjust enrichment in connection with the events giving rise to the Company's restatement of its financial statements. It seeks unspecified damages, costs and attorney fees as well as equitable relief.

        We remain a defendant in three shareholder class action lawsuits in the United States District Court for the Western District of Washington and alleging violations of federal securities laws, purportedly filed on behalf of all persons who purchased the Company's common stock during the period from June 23, 2000 to August 12, 2002: Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber.

        On November 12, 2002, the Tilson Growth Fund filed a motion asking the Court: (i) to consolidate the Bourret, Sved and Hebert shareholder class action suits into a single proceeding before the Honorable Robert Lasnik, United States District Court Judge for the Western District of Washington, (ii) for pretrial and trial proceedings, (iii) to enter an Order requiring the defendants to preserve documents, (iv) to appoint Tilson Growth Fund as the lead plaintiff under Section 21D(a)(3)(B) of the Securities Exchange Act of 1934, and (v) approve Tilson Growth Fund's selection of plaintiff's lead and liaison counsel. On February 20, 2003, the Court granted the motion to appoint the Tilson Growth Fund as lead plaintiff, ordered the cases to be consolidated, denied the Tilson Growth Fund's motion for the appointment of liason counsel and directed the lead plaintiff to file a consolidated complaint within 60 days.

        On December 6, 2002, Genesis Insurance Company notified the Company that it intends to rescind the Company's primary Directors' and Officers' liability insurance coverage as a result of alleged misrepresentations made in connection with the Company's policy applications in 2001 and 2002. The Company subsequently obtained replacement Directors' and Officers' liability insurance coverage from another carrier. This coverage will not, however, protect the Company against any liabilities arising from the existing shareholder class action and derivative lawsuits described above.

        On December 26, 2002, the Company filed a lawsuit entitled, Cutter & Buck Inc. v. Genesis Insurance Company, Executive Risk Indemnity, Inc., and Lumbermens Mutual Casualty Company, in the United States District Court for the Western District of Washington. The Company's complaint alleges that Genesis' attempt to rescind the Company's primary Directors' and Officers' liability insurance is unlawful, and seeks damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing, and seeks declaratory relief with respect to Genesis and the Company's excess Directors' and Officers' liability insurance carriers.

        On November 4, 2002, the Securities and Exchange Commission issued a formal order of investigation with respect to the circumstances underlying our recent decision to restate our historical financial results. We are cooperating fully with the investigation.

        We also remain a party to a lawsuit related to labor issues in Saipan: Does vs. The Gap, Inc. The Company has entered into a settlement of the claims against it. This settlement is subject to court approval. The hearing for preliminary approval of the settlement occurred in February 2002. The court granted preliminary approval of the settlement in May 2002. The settlement was revised as part of a global settlement with other previously non-settling parties on October 7, 2002 and the Court granted preliminary approval of the settlement on October 31, 2002. A hearing as to whether to grant final approval of the settlement is currently scheduled on March 20, 2003.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit Number	Description
10.1	Fifth Amended and Restated Loan Agreement, dated January 23, 2003 between Washington Mutual Bank and the Registrant
99.1	Certification of the Company's Chief Executive Officer
99.2	Certification of the Company's Chief Financial Officer
99.3	Press Release Announcing Third Quarter Fiscal 2003 Results
  b)
  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated: March 17, 2003	By	/s/ ERNEST R. JOHNSON Ernest R. Johnson Senior Vice president and Chief Financial Officer (Principal Accounting and Financial Officer)

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

Dated: March 17, 2003

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

Dated: March 17, 2003

/s/ ERNEST R. JOHNSON Ernest R. Johnson Chief Financial Officer

QuickLinks

Index
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS