Form 10-Q/A
period 2002-10-31
CUTTER & BUCK INC
filed 2003-07-03
CIK 948069

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

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

701 N. 34thStreet, Suite 400
Seattle, WA 98103
(Address of Principal Executive Offices, Including Zip Code)

(206) 622-4191
(Registrant’s Telephone Number, Including Area Code)

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

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2002

Index

PART I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
SIGNATURES
CERTIFICATIONS

i

PART I—FINANCIAL INFORMATION

Item 4. Controls and Procedures

                Evaluation of the Company’s Controls and Procedures.    Within the 90 days prior to the original filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that we present in this section of our Quarterly Report the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

                CEO and CFO Certifications.    Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This portion of our Quarterly Report is our disclosure of the results of our Controls Evaluation, referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

                Limitations on the Effectiveness of Controls.    Our management, including, without limitation, our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide this reasonable assurance level, the design of our control system reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                Scope of the Evaluation of Disclosure Controls.    We operated without the assistance of a CFO from August 8, 2002 to November 15, 2002. During that time, our current CEO served as our principal accounting officer in addition to acting in her official capacity as CEO.  Our current CEO was appointed in late April 2002. Throughout the majority of her tenure, we have been undertaking the restructuring of our operations and the restatement of certain of our historical financial results, and responding to the resulting shareholder lawsuits, SEC investigation, Nasdaq investigation and Nasdaq delisting proceedings. Our current CFO was appointed to that position on November 15, 2002, and has had very little involvement in designing our current controls and procedures. While he has assisted in our most recent evaluation efforts, his evaluation of our controls and procedures has relied heavily on the reports of others within the Company.

                As stated above, management, including the CEO and CFO, evaluated the effectiveness of the registrant’s Disclosure Controls as of the Evaluation Date.  That evaluation included investigating accounting irregularities and errors leading to the restatement of certain of our historical financial statements. With the assistance of our legal advisors, special legal counsel and the accountants for the special legal counsel, we conducted a search for any errors in our financial statements, which would in turn lead to identifying data errors, controls problems or acts of fraud and to confirming that appropriate corrective action, including process improvements, was being undertaken. Our independent auditors also performed numerous tests to satisfy themselves on the same issues.

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

                After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel’s accountants, as of the Evaluation Date we had not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the quarter and up to the Evaulation Date, our Internal Controls are adequate to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Based on the same factors, the CEO and CFO believe that our Disclosure Controls are effective to ensure that material information is made known to management, including the CEO and CFO, particularly during the period in which this quarterly report is being prepared. We intend to continue to assess our controls. We do not yet have formal written controls and procedures in place for all of our internal operations. We intend to expand the documentation of our controls and procedures as our resources permit, and we intend to start an internal audit function in early 2003. Our Controls Evaluation will be ongoing as we institute these new systems.

                Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls’ effectiveness can be reported in our Quarterly reports on Form 10-Q and Annual Report on Form 10-K.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc.(Registrant)

Dated: July 3, 2003	By	/s/ ERNEST R. JOHNSON
Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

                I, Frances M. Conley, Chairman and Chief Executive Officer of Cutter & Buck Inc., certify that:

•                  I have reviewed this quarterly report on Form 10-Q of Cutter & Buck Inc.;

•                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

•                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: July 3, 2003	/s/ FRANCES M. CONLEY
Frances M. Conley, Chief Executive Officer

CERTIFICATIONS

                I, Ernest R. Johnson, Senior Vice President and Chief Financial Officer of Cutter & Buck Inc., certify that:

•                  I have reviewed this quarterly report on Form 10-Q of Cutter & Buck Inc.;

•                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

•                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: July 3, 2003	/s/ ERNEST R. JOHNSON
Ernest R. Johnson Chief Financial Officer