Form 10-Q/A
period 2003-01-31
CUTTER & BUCK INC
filed 2003-07-03
CIK 948069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q  /A

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

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q /A

For the Quarter Ended January 31, 2003

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	January 31,2003	April 30,2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,846,776	$6,988,823
Restricted cash	7,000,000	—
Accounts receivable, net of allowances for doubtful accounts and returns of $3,594,871 at January 31, 2003 and $4,239,645 at April 30, 2002	15,904,889	41,904,527
Inventories, net	37,810,858	26,207,917
Deferred income taxes	3,915,399	3,525,006
Other assets	13,184,594	10,763,992

Total current assets	86,662,516	89,390,265
Furniture and equipment, net	9,528,879	16,444,100
Other assets	852,808	934,765

Total assets	$97,044,203	$106,769,130

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,994,128	$7,272,511
Accrued liabilities	7,359,120	6,854,000
Current portion of capital lease obligations	2,400,464	3,212,563
Other current liabilities	446,290	126,296

Total current liabilities	19,200,002	17,465,370
Capital lease obligations, less current portion	848,764	3,716,424
Deferred income taxes	803,819	1,849,767
Other liabilities	3,226,438	342,725
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding
Common stock, no par value: 25,000,000 shares authorized; 10,634,132 issued and outstanding at January 31, 2003 and 10,589,810 at April 30, 2002	64,806,054	64,525,494
Deferred compensation	(52,500)	(348,590)
Retained earnings	8,211,626	19,217,940

Total shareholders’ equity	72,965,180	83,394,844

Total liabilities and shareholders’ equity	$97,044,203	$106,769,130

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
		(Restated)		(Restated)
Net sales	$34,582,707	$33,282,538	$110,538,672	$118,312,422
Cost of sales	19,720,002	22,216,350	63,613,827	73,008,975

Gross profit	14,862,705	11,066,188	46,924,845	45,303,447
Operating expenses:
Selling, general and administrative	15,761,417	15,784,060	44,431,653	50,508,180
Restrucuring and asset impairment	(45,245)	4,879,195	3,844,677	4,879,195
Retail store closure expenses	9,556,071	2,502,987	9,556,071	2,502,987
Restatement expenses	1,275,408	—	2,529,387	—

Total operating expenses	26,547,651	23,166,242	60,361,788	57,890,362

Operating loss	(11,684,946)	(12,100,054)	(13,436,943)	(12,586,915)
Interest expense, net of interest income	(94,782)	(336,290)	(320,949)	(1,280,329)

Loss before income taxes	(11,779,728)	(12,436,344)	(13,757,892)	(13,867,244)
Income tax benefits	(2,079,309)	(3,934,264)	(2,751,578)	(4,532,536)

Net loss	$(9,700,419)	$(8,502,080)	$(11,006,314)	$(9,334,708)

Basic and diluted loss per share	$(0.91)	$(0.80)	$(1.04)	$(0.88)

Shares used in computation of basic and diluted loss per share	10,625,667	10,575,066	10,607,985	10,563,814

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	January 31,2003	January 31,2002
		(Restated)
Operating activities:
Net loss	$(11,006,314)	$(9,334,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,611,678	4,804,762
Amortization of deferred gain on sale and leaseback of capital assets	(94,722)	(94,722)
Amortization of deferred compensation	359,090	620,174
Gain on sale of fixed assets	95,572	—
Noncash compensation expense	129,705	38,860
Noncash restructuring and asset impairment charges	7,274,795	6,072,771
Inventory write-downs related to restructuring	—	2,884,886
Changes in assets and liabilities:
Receivables, net	25,999,638	20,711,963
Inventories	(11,602,941)	5,039,492
Other current assets	(4,328,097)	(3,762,288)
Accounts payable, accrued liabilities and other current liabilities	2,875,245	(5,677,732)

Net cash provided by operating activities	14,313,649	21,303,458
Investing activities:
Purchases of furniture and equipment	(1,945,751)	(1,640,984)
(Increase) decrease in trademarks, patents and marketing rights	81,959	(124,975)

Net cash used in investing activities	(1,863,792)	(1,765,959)
Financing activities:
Net repayments of short term borrowings	—	(15,166,944)
Principal payments under capital lease obligations	(3,679,759)	(2,014,339)
Transfer to restricted cash	(7,000,000)	—
Issuance of common stock	87,855	187,124

Net cash used in financing activities	(10,591,904)	(16,994,159)
Effects of foreign exchange rate on changes in cash	—	59,559

Net increase in cash and cash equivalents	1,857,953	2,602,899
Cash and cash equivalents, beginning of period	6,988,823	8,072,456

Cash and cash equivalents, end of period	$8,846,776	$10,675,355

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

Upon completion of the Special Committee’s restatement investigation, our restatement was expanded to include adjustment of certain other transactions related to the timing of revenue recognition and accounting errors discovered at our European subsidiary within the fiscal years 2000 and 2001 and each of the periods noted above. We also recorded a cumulative-effect adjustment to retained earnings for amounts related to fiscal 1998 and 1999 of $250,541. Since the restatement adjustments related primarily to the timing of the recognition of revenue, the restatement had an insignificant impact on our shareholders’ equity as of April 30, 2002. Refer to the Form 10-K for the year ended April 30, 2002 for details of the restatement impact on the years and quarters previously reported. All adjustments fell into the following categories:

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

The effect of the restatement on the consolidated financial statements for the quarter and nine months ended January 31, 2002 is summarized as follows (in thousands, except per share data):

	For the Quarter Ended January 31, 2002		For the Nine Months Ended January 31, 2002
	As previouslyReported	As Restated	As previouslyReported	As Restated

Net sales	$33,694	$33,283	$117,331	$118,312
Cost of sales	22,477	22,217	72,487	73,009

Gross profit	11,217	11,066	44,844	45,303
Total operating expenses	23,085	23,166	57,647	57,890

Operating loss	(11,868)	(12,100)	(12,803)	(12,587)
Net loss	$(8,350)	$(8,502)	$(9,477)	$(9,335)
Basic and diluted loss per share	$(0.79)	$(0.80)	$(0.90)	$(0.88)

Results identified in the above table as previously reported include reclassifications to conform to EITF 00-10 “Accounting for Shipping and Handling Fees and Costs” and SAB 101 “Revenue Recognition in Financial Statements” that increased net sales and cost of sales for the quarter ended January 31, 2002 by $965,000 ($3,795,000 for the nine months then ended) and to reclassify licensing and royalty income of $93,000 to net sales ($269,000 for the nine months then ended).

Note 2. Recently Issued Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 prospectively on January 1, 2003 and it did not have a material impact on our consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

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

Note 6. Debt

In March 2002, we entered into a loan agreement with Washington Mutual Bank (Washington Mutual) to replace our $55 million line of credit with a $35 million line of credit which expires on August 1, 2003. Washington Mutual included Bank of America, N.A. (Bank of America) in the arrangement as co-lender. Effective January 23, 2003, we renewed and modified our loan agreement to reduce the line of credit to $20 million and allow our co-lender, Bank of America to exit the agreement. The new agreement expires on March 31, 2003 and is collateralized by cash collateral and a security interest in our accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. Availability of funds under the line is determined by a borrowing formula and those funds are to be used for general corporate purposes. Interest on borrowings is charged and payable monthly at either the Prime rate or the LIBOR rate plus 2.75%, each as defined in the loan agreement, at the borrower’s election. At January 31, 2003, letters of credit outstanding against this line of credit totaled approximately $13.1 million and there were no working capital advances outstanding. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth. At January 31, 2003, we were in compliance with these covenants. Under the terms of our renewed and modified loan agreement with Washington Mutual we established a money market account for cash collateral to be used as additional security. The $7.0 million balance of restricted cash is pledged through March 31, 2003, the termination date of the renewed and modified loan agreement with Washington Mutual. Our loan agreement with Wells Fargo (described below) contains no requirement for a cash collateral account.

On March 13, 2003, we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit, replacing our previous line of credit with Washington Mutual. The availability of funds under the revolving line of credit is determined by a borrowing formula, and advances on the line are to be used for general corporate purposes. Interest on advances is charged at either the LIBOR rate plus 2.75% or the Wells Fargo Bank reference rate, each as defined in the loan agreement, at the borrower’s election. The line of credit expires on March 12, 2005, and may be renewed annually thereafter or terminated under the terms of the agreement. The line is collateralized by a security interest in our accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. We are currently in compliance with these covenants.

Note 7. Shareholders’ Equity

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

Note 9. Restructuring, Asset Impairment and Retail Store Closure Expenses

We have two restructuring plans and activities relating to these plans are as follows:

(a)           2003 Restructuring Plan

In the third quarter of fiscal 2003 we announced plans to close 10 additional retail stores, so that all of our retail stores would be closed by April  30, 2003.  We recorded a charge of $8.5  million relating to store closure expenses for the additional 10 stores.  This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 88 employees located at both our retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores.

For the three and nine months ended January 31, 2003, the components of the restructuring charge recorded were as follows:

Lease Obligations	$3,916,026
Asset Impairment	3,635,642
Termination Benefits	185,383
Other Restructuring Costs	742,805
$8,479,856

Activity in the accrued liability associated with the cash portion of the 2003 Restructuring Plan consisted of the following:

	Total Accrued Liabilities	Payments	Balance at January 31, 2003	Due Within 1 Year	Due After 1 Year
Lease Obligations	$3,916,026	$(828,364)	$3,087,662	$3,087,662	$—
Termination Benefits	185,383	(12,035)	173,348	173,348	—
Other Restructuring Costs	685,550	(159,449)	526,101	526,101	—
	$4,786,959	$(999,848)	$3,787,111	$3,787,111	$—

As of January 31, 2003 one of the retail store employees had been terminated and $12,035 in severance and termination benefits relating to the retail store closure had been paid out.

The amounts recorded represent management’s best estimate of the costs to be incurred.  The actual amounts incurred will vary from these estimates to the extent future developments differ from the underlying assumptions used in development of the accrual.  We currently expect the store closure charges to be at the low end of our previous estimates, which were $12 to $15 million pre-tax.  The full tax effect of the charge has not yet been determined and to the extent losses cannot be carried back they will be available to offset future profits.  We originally estimated the after-tax charge to be in the range of $10 to $13 million and the after-tax cash impact of the charge to be in the range of $5 to $7 million. We currently expect that these charges will be at the low end of this range.  We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April  30, 2003.

In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases.  As a guaranty of Hilco’s performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated.  As compensation for its services, Hilco receives a base fee up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses).  To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco’s internal expenses) plus Hilco’s base fee such excess proceeds are to be split 80% to us and 20% to Hilco.  As of January  31, 2003, the guaranteed payment totaled approximately $4.7  million and Hilco’s fees totaled approximately $3.1  million.  The $3.1  million has been recorded in selling, general and administrative expenses and includes Hilco’s base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

(b)          2002 Restructuring Plan

In the third quarter of fiscal 2002, we implemented a restructuring plan to reduce our operating costs, streamline our organizational structure and focus on those areas of our business that we believe provide the greatest growth and profit opportunities.  The major initiatives of this restructuring plan included closing our wholly-owned European subsidiary, Cutter & Buck (Europe) B.V., establishing a licensing relationship to serve key European markets, refining our Company-owned retail store strategy, consolidating and restructuring our women’s line sales forces and discontinuing our golf shoe business, discontinuing the dressier side of our women’s line, closing three under-performing Company-owned retail stores in fiscal 2003, recording losses on subleases of our excess warehouse capacity at our distribution center and certain management changes.  As a result of implementing our 2002 restructuring plan we recorded charges of approximately $8.5 million for the year ended April 30, 2002 and $4.9 million for the nine months ended January 31, 2003.

The components of the 2002 Restructuring Plan were as follows:

	Nine Months Ended January 31, 2003	Twelve Months Ended April 30, 2002
Lease Obligations	$4,458,119	$1,046,638
Asset Impairment	376,863	4,986,718
Termination Benefits	(113,420)	1,025,793
Foreign Currency Translation Loss	43,181	539,717
Other Restructuring Costs	156,150	920,906
	$4,920,893	$8,519,772

Of the $4.9 million recorded for the nine months ended January 31, 2003, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $1.2 million related to lease termination costs for the four stores identified for closure , $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.1 million related to additional expenses arising under the 2002 Restructuring Plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets.

Included in the $8.5 million restructuring charge recorded in fiscal 2002 is a charge related to our European operations of approximately $2.9 million.  This component of the charge included termination and severance benefits, reserves necessary to write down that operation’s receivables due to lower than anticipated recoveries, the write down of other current assets, furniture and equipment and leasehold improvements to net realizable value, the recognition of accumulated translation losses and other costs resulting from closing our European subsidiary.  Effective May 1, 2002, we entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute our men’s and women’s Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures for a total purchase price of $1.1 million.  This agreement covered substantially all of our remaining inventory in Europe, fixturing, furniture and equipment.  Under the terms of the agreement, the total purchase price will be paid in installments which will be substantially complete by July 2003.

Also included in the $8.5 million charge recorded in fiscal 2002 is a charge of approximately $3.1 million related to refining our retail store strategy.  We engaged a consultant to assist us in this process and decided to close three under-performing stores in 2003 and close a fourth store at its lease escape date. We also adjusted the net book value of another full-price store to its estimated fair value.  The $3.1 million charge included store fixed asset write-downs (primarily leasehold improvements for all five stores), lease termination costs and store closure costs for the four stores we intended to close.

Our 2002 Restructuring Plan also included (i) consolidating and restructuring our women’s line sales forces.  The charge relating to this activity was $1.4 million relating to the write-off of commission draws and sample receivable balances (ii) discontinuation of our golf shoe business as well as the dressier side of our women’s business.  The charge associated with this activity was $0.4 million relating to the write-off of prepaid sample expenses for our Fall 2002 fashion line and termination benefits (iii) a charge of $0.4 million relating to the transition of two former executives (iv) a charge of $0.3 million relating to losses on the sublease of excess warehouse capacity.

For the period January 31, 2002 to April 30, 2002, activity in the accrued liability account associated with the cash portion of the restructuring charges consisted of the following:

	Total Accrued Liabilities	Payments	Balance at April 30, 2002	Due Within 1 Year	Due After 1 Year
Lease Obligations	$1,177,153	$—	$1,177,153	$933,651	$243,502
Termination Benefits	945,293	(139,259)	806,034	806,034	—
Other Restructuring Costs	920,906	(172,120)	748,786	748,786	—
	$3,043,352	$(311,379)	$2,731,973	$2,488,471	$243,502

For the period April 30, 2002 to January 31, 2003, activity in the accrued liability account associated with the cash portion of the restructuring charges consisted of the following:

	Balance at April 30, 2002	Subsequent Accruals, net	Subsequent Payments	Balance at January 31, 2003	Due within 1 Year	Due after 1 Year
Lease Obligations	$1,177,153	$4,458,119	$(2,062,402)	$3,572,870	$958,094	$2,614,776
Termination Benefits	806,034	(113,420)	(654,961)	37,653	37,653	—
Other Restructuring Costs	748,786	232,234	(915,579)	65,441	65,441	—
	$2,731,973	$4,576,933	$(3,632,942)	$3,675,964	$1,061,188	$2,614,776

Total severance and termination benefits as a result of the 2002 Restructuring Plan related to approximately 63 employees, 35 of whom have been terminated.  Total cash paid for severance and termination benefits was approximately $0.7  million.

Note 10. Restatement Expenses

As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors.  The restatements required a thorough investigation of what had occurred and how it should be corrected.  In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures.  The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors’ and Officers’ liability insurance amounted to approximately $1.3 million for the three months ended January 31, 2003 ($2.5 million for the nine months then ended). Included in this total is approximately $0.4 million accrued for retention bonuses ($0.6 million for the nine months then ended).   Retention bonuses will be accrued each period as they are earned through the term of the bonus plan, and total costs will aggregate to as much as $2.4 million, payable in March 2004. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC.

Note 11. Litigation

We are party to various legal proceedings, including the shareholder lawsuits that arose from the restatement of our financial statements.

These proceedings, are described in Part II, Item 1—Legal Proceedings. We are not in a position at this time to quantify the amount or range of any possible losses related to those claims.

On December 6, 2002, Genesis Insurance Company notified us that it intends to rescind our Directors’ and Officers’ liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy. We intend to dispute this action and, therefore, on December 26, 2002, we filed suit against Genesis in the United States District Court for the Western District of Washington. We have subsequently obtained replacement Directors’ and Officers’ liability insurance coverage from another carrier. This coverage will not, however, protect us against liabilities arising from the existing lawsuits described in Part II, Item 1—Legal Proceedings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our ability to negotiate lease termination agreements on favorable terms; our exposure to additional costs resulting from the termination of retail operations, including costs associated with any related litigation; risks related to our ongoing shareholder lawsuits and SEC investigation and our suit against Genesis Insurance Company; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of our products; our ability to control costs and expenses; our ability to utilize tax losses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate chosen distribution channels; competition; our ability to retain key employees and to maintain the integrity of our technology and information systems; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banks; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2002. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are to our fiscal years ended April 30.

Overview

Cutter & Buck designs, sources and markets men’s and women’s sportswear, fashion and outerwear apparel. Our net sales are generated from our two operating segments: wholesale and retail. The wholesale segment consists of designing, sourcing, and selling high quality sportswear to golf and specialty retailers, to corporations, and to our international distributors and licensees. The retail segment reflects the operations of our retail stores. In December 2002, our Board of Directors decided we should focus on our wholesale segment and close our fourteen retail stores. Closure of the retail stores is more fully described below. Previously, ecommerce operations were included in our retail segment. However, with the closure of our retail stores we have changed the way we look at our business and ecommerce is now included in our wholesale segment.

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

We may not have adequate Directors’ and Officers’ liability insurance.    On December 6, 2002, Genesis Insurance Company notified us that it intends to rescind our Directors’ and Officers’ liability insurance coverage as a result of alleged misrepresentations made in connection with the policy application. We do not believe the insurer is entitled to rescind the policy and filed suit against Genesis to dispute this action. We have subsequently obtained replacement Director’s and Officer’s liability insurance coverage from another carrier, but this replacement coverage will not protect us against liabilities resulting from the existing shareholder lawsuits. If we are unable to reinstate liability insurance with respect to the existing shareholder suits, our business and financial condition could be adversely affected.

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

Our auditors have indicated that they believe there was a material weakness in our internal controls and procedures.    Following our decision to restate our financial results, our independent auditors issued a letter to us indicating that they believed there was a material weakness, as defined in authoritative auditing literature, in our internal accounting controls. The material weakness related to lack of compliance with or circumvention of our procedures and controls by employees and management at various levels. In an effort to address these concerns, we brought in new managers, including a new Chief Financial Officer and have begun educating both employees and management about complying with procedures and controls and setting the “tone at the top” to mitigate the risk that the events underlying the financial restatement will recur. There can be no assurance, however, that these efforts will be adequate to prevent future occurrences of the type giving rise to the restatement. If we fail to adequately address concerns regarding our internal controls and procedures, our business may be materially harmed.

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

	Three Months Ended January 31
	2003	2002	Increase(Decrease)	Percent Change
	In Thousands, except percent change
Golf	$5,808	$7,021	$(1,213)	(17.3)%
Corporate	12,963	11,668	1,295	11.1
Specialty	4,020	5,126	(1,106)	(21.6)
International	674	1,867	(1,193)	(63.9)
Other	2,118	2,719	(601)	(22.1)

Total Wholesale	25,583	28,401	(2,818)	(9.9)
Retail	9,000	4,882	4,118	84.4

Total Consolidated	$34,583	$33,283	$1,300	3.9%

As mentioned in our “risks” section, some of the decline in sales in each SBU may be attributable to customer’s fears about our stability after the announcement of the need to restate earnings. In the third quarter of fiscal 2003, net sales in our golf SBU decreased by $1.2 million or 17.3% to $5.8 million from $7.0 million in the same period of the prior year. Net sales in our golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales in our corporate SBU increased $1.3 million or 11.1% to $13.0 million from $11.7 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog which had a positive impact on sales in the third quarter of fiscal 2003. Net sales in our specialty SBU decreased $1.1 million or 21.6% to $4.0 million from $5.1 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our dressy women’s line and the difficult conditions facing independent specialty stores. Net sales in our international SBU decreased by approximately $1.2 million or 63.9% to $0.7 million from $1.9 million in the same period of the prior year. For the quarter ended January 31, 2002, net sales in our international SBU included approximately $0.9 million in sales generated by our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the three months ended January 31, 2003 does not include any European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The remaining $0.3 million decrease in net sales in our international SBU is due to a decrease in licensing and royalty income. Net sales in our other SBU include liquidation sales and shipping income and decreased $0.6 million or 22.1% to $2.1 million from $2.7 million in the same period of the prior year. This decrease was primarily due to lower liquidation sales in the third quarter of fiscal 2003 compared to fiscal 2002.

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

Gross profit from our retail segment decreased from 59.4% in the third quarter of fiscal 2002 to 54.3% in the third quarter of fiscal 2003.  In connection with the closure of the stores we initiated special sales events that increased liquidation sales and had a corresponding decrease in gross profit.

Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales.  We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

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

Other Selling, General and Administrative Expense    Other selling, general and administrative expenses decreased $0.2  million or 1.1% compared to the same period in the prior year.  For the wholesale segment selling, general and administrative expenses decreased approximately $1.8  million.  Approximately $0.8  million of this decrease related to the closure of our European operations. Salaries, sales commissions and related taxes and benefits decreased by approximately $0.9 million due to lower sales levels and savings resulting from our restructuring plan.  Rent expense decreased by approximately $0.3 million primarily due to subleasing abandoned warehouse space.  Sales meeting and tradeshow costs decreased by approximately $0.2 million, marketing expenses decreased by approximately $0.2 million and other general and administrative expenses decreased by approximately $0.2 million primarily due to internal cost-cutting measures. These decreases were offset by increases of approximately $0.1 million in insurance expense, approximately $0.4 million in legal and other professional fees, approximately $0.1 million in director fees, and approximately $0.2 million in tax expense.  Other selling, general and administrative expenses relating to our retail segment increased $1.6  million.  The increase is primarily due to expenses related to the Hilco agency agreement.

Restructuring and Asset Impairment    We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, consolidating and restructuring our women’s line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women’s line, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, recording losses on subleases of excess warehouse capacity and certain management changes.  The 2003 Restructuring Plan covers the closure of the remaining Company-owned retail stores.  Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining our retail strategy and closing our retail stores, are included in Restructuring and Asset Impairment Expenses.  Costs associated with the 2003 Restructuring Plan and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan are included in Retail Store Closure Expenses.

Restructuring and asset impairment expenses were $4.9  million for the three months ended January  31, 2002 compared to a reversal of $45  thousand in the third quarter of fiscal 2003. Of the $4.9  million recorded in fiscal 2002, $3.3  million related to the closure of our European operations and $1.6  million related to the consolidation and restructuring of our women’s line sales force.  The reversal of $45  thousand in the third quarter of fiscal 2003 is due to actual expenses being lower that amounts previously accrued for.

Retail store closure expenses    Expenses in this classification include costs associated with the 2003 Restructuring Plan and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan.  Store closure expenses were $9.6  million ($8.5 million from the 2003 Plan and $1.1 million from the 2002 Plan) for the three months ended January  31, 2003 and $2.5  million for the three months ended January  31, 2002 (all from the 2002 Plan). Our fiscal 2002 restructuring plan included refining our retail strategy and evaluating the recoverability of the assets relating to our retail stores.  We concluded from the results of the evaluation that a significant impairment of long-lived assets had occurred and decided to close four under-performing full-price stores in fiscal 2003.  We also adjusted the net book value of another full-price store to its estimated fair value.  As a result we recorded a charge of $2.5  million in fiscal 2002 related to store fixed asset write-downs (primarily leasehold improvements) and lease termination costs.

In the third quarter of fiscal 2003 we announced plans to close the remaining 10 retail stores, so that all of our retail stores would be closed by April  30, 2003.  We recorded an additional charge of $8.5  million relating to store closure costs related to the 10 additional stores.  This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 88 employees at our retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores.  We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April  30, 2003.  Also in the third quarter of fiscal 2003, we recorded a $1.1 million charge from the 2002 Plan related to additional closure costs for the four stores identified during fiscal 2002 for closure.  Total retail store closure charges under both plans were $9.6 million for the three months ended January 31, 2003.

In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases.  As a guaranty of Hilco’s performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated.  As compensation for its services, Hilco receives a base fee up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses).  To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco’s internal expenses) plus Hilco’s base fee such excess proceeds are to be split 80% to us and 20% to Hilco.  As of January  31, 2003, the guaranteed payment totaled approximately $4.7  million and Hilco’s fees totaled approximately $3.1  million.  The $3.1  million has been recorded in selling, general and administrative expenses and includes Hilco’s base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

Restatement Expenses    As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors.  The restatements required a thorough investigation of what had occurred and how it should be corrected.  In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures.  The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors’ and Officers’ liability insurance amounted to approximately $1.3 million for the three months ended January 31, 2003. Included in this total is approximately $0.4 million accrued for retention bonuses.   Retention bonuses will be accrued each period as they are earned through the term of the bonus plan, and total costs will aggregate to as much as $2.4 million, payable in March 2004. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC staff.

Operating Loss    As a result of the above items, operating loss decreased $0.4  million or 3.4% to $11.7  million in the third quarter of fiscal 2003 compared to $12.1  million in the third quarter of fiscal 2002.

Income Taxes    We recorded approximately $2.1  million of income tax benefit in the third quarter of fiscal 2003 compared to $3.9  million in the third quarter of fiscal 2002.  We have provided a valuation allowance against our deferred tax assets, which include net operating loss carryforwards.  As a result, the effective rates for income taxes in the third quarter of fiscal 2003 and 2002 were 18% and 32%, respectively.

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

As mentioned in our “risks” section, some of the decline in sales in each SBU may be attributable to customer’s fears about our stability after the announcement of the need to restate earnings. For the nine months ended January 31, 2003 net sales in our golf SBU decreased by $3.6 million or 10.9% to $29.7 million from $33.4 million in the same period of the prior year. Net sales in our golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales in our corporate SBU decreased by $0.9 million or 2.1% to $41.3 million from $42.2 million in the same period of the prior year. In the first quarter of fiscal 2003 net sales in our corporate SBU decreased by $1.9 million as corporate customers spent less on marketing programs. A new corporate catalog was launched in the first quarter of fiscal 2003 but the increase in sales as a result of the new catalog occurred in the second and third quarters of fiscal 2003. The increases in these quarters partially offset the first quarter decrease. Net sales in our specialty SBU decreased $2.7 million or 14.2% to $16.4 million from $19.1 million in the same period of the prior year. Specialty sales decreased as a result of the discontinuation of our dressy women’s line, the loss of a customer and the difficult conditions facing independent specialty stores. Net sales in our international SBU decreased by approximately $3.7 million or 61.1% to $2.4 million from $6.0 million in the same period of the prior year. For the nine months ended January 31, 2002, net sales in our international SBU included approximately $3.4 million in sales from our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for the nine months ended January 31, 2003 does not include any European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The remaining $0.3 million decrease in sales in our international SBU is due to a decrease in licensing and royalty income. Net sales in our other SBU include liquidation sales and shipping income and decreased $2.1 million or 27.3% to $5.6 million from $7.7 million in the same period of the prior year. This decrease was primarily due to lower liquidation sales for the nine months ended January 31, 2003 compared to January 31, 2002.

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

Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales.  We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

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

Other Selling, General and Administrative Expense      Other selling, general and administrative expenses decreased $5.9  million or 12.9% to $39.8  million or 36.0% of net sales from $45.7  million or 38.6% of net sales in the prior year.  Other selling, general and administrative expenses in our wholesale segment decreased approximately $7.3  million or 18.6%.  This decrease was partially offset by a $1.4  million increase in selling, general and administrative expenses from our retail segment.  Approximately $2.6  million of the decrease in other selling, general and administrative expenses from our wholesale segment was due to the closure of our European operations.  Salaries, sales commissions and related taxes and benefits decreased by approximately $2.9 million due to lower sales levels and savings resulting from our restructuring plan.  Rent expense decreased by approximately $0.3 million primarily due to subleasing abandoned warehouse space.  Sales meeting and tradeshow costs decreased by approximately $0.2 million, marketing expenses decreased by approximately $1.2 million and other general and administrative expenses decreased by approximately $0.8 million primarily due to internal cost-cutting measures. These decreases were offset by increases of approximately $0.6 million in insurance expense and approximately $0.7 million in legal and other professional fees.  Other selling, general and administrative expenses in our retail segment increased $1.4  million.  The increase is primarily due to the fees paid to Hilco for conducting the liquidation sales at our retail stores which were partially offset by decreased store level operating expenses.

Restructuring and Asset Impairment  We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, consolidating and restructuring our women’s line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women’s line, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail sures, recording losses on subleases of excess warehouse capacity and certain management changes.  The 2003 Restructuring Plan covers the closure of the remaining Company-owned retail stores.  Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining our retail strategy and closing our retail stores, are included in Restructuring and Asset Impairment Expenses.  Costs associated with the 2003 Restructuring Plan and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan are included in Retail Store Closure Expenses.

For the nine months ended January  31, 2003 we recorded a restructuring charge of $3.8 million compared to $4.9  million in the prior year. The restructuring charge in both years related to our wholesale segment.  Of the $3.8 million recorded in fiscal 2003, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.2 million related to additional expenses resulting directly from our restructuring plan. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long term liabilities on the Condensed Consolidated Balance Sheets.  For the nine month period ended January  31, 2002 restructuring and asset impairment charges were $4.9  million.  Of the $4.9  million recorded in fiscal 2002, $3.3  million related to the closure of our European operations and $1.6  million related to the consolidation and restructuring of our women’s line sales force.  The charge related to our European operations included termination and severance benefits, reserves necessary to write-down trade receivables due to lower than anticipated recoveries, the write-down of other current assets, furniture and equipment and leasehold improvements to net realizable value and other costs resulting from closure of the operations.  The consolidation and restructuring of our women’s line sales force resulted in the write-off of commission draws and sample receivable balances.

Effective May 1, 2002, we entered into a license agreement with Eurostyle to distribute our men’s and women’s Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 we also entered into an asset purchase agreement with Eurostyle to sell inventory, certain accounts receivable balances and fixtures.

Retail Store Closure Expenses  Expenses in this classification include costs associated with the 2003 Restructuring Plan and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan.  Retail store closure expenses were $9.6  million for the nine months ended January  31, 2003 ($8.5 million from the 2003 Plan and $1.1 million from the 2002 Plan) and $2.5  million for the nine months ended January  31, 2002 (all from the 2002 Plan). In December  2002 we announced plans to close the remaining retail stores, so that all of our retail stores would be closed by April 30, 2003. We recorded a charge of $8.5  million relating to store closure costs for these stores.  This charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of approximately 88 employees at our retail stores, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of our retail stores.  We expect to substantially complete the closure of our retail stores and to settle the related liabilities by April  30, 2003.  Also for the nine months ended January 31, 2003 we recorded a $1.1 million charge from the 2002 Plan related to additional closure costs for the four stores identified during fiscal 2002 for closure.  Total retail store charges under both plans were $9.6 million for the nine months ended January 31, 2003.

In connection with the decision to close the retail stores we entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases.  As a guaranty of Hilco’s performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated.  As compensation for its services, Hilco receives a base fee up to 2.5%  of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event (this includes store level operating expenses).  To the extent the proceeds from the liquidation sales exceed the sum of the guaranteed payment plus all expenses (store operating and Hilco’s internal expenses) plus Hilco’s base fee such excess proceeds are to be split 80% to us and 20% to Hilco.  As of January  31, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco’s fees totaled approximately $3.1  million.  The $3.1  million has been recorded in selling, general and administrative expenses and includes Hilco’s base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

Costs to close retail stores were $2.5 million for the nine months ended January  31, 2002.  Our fiscal 2002 restructuring plan included refining our retail strategy and evaluating the recoverability of the assets relating to our retail stores.  We concluded from the results of the evaluation that a significant impairment of long-lived assets had occurred and decided to close four under-performing full-price stores and adjusted the net book value of another full-price store to its estimated fair value.  As a result we recorded a charge of $2.5 million related to store fixed asset write-downs (primarily leasehold improvements) and lease termination costs in fiscal 2002.

Restatement Expenses      As described in Note 1 to our financial statements, we restated certain of our historical financial statements for irregularities and errors.  The restatements required a thorough investigation of what had occurred and how it should be corrected.  In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures.  The resulting professional fees plus accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors’ and Officers’ liability insurance amounted to approximately $2.5 million for the nine months ended January 31, 2003. Included in this total is approximately $0.6 million accrued for retention bonuses.   Retention bonuses will be accrued each period as they are earned through the term of the bonus plan, and total costs will aggregate to as much as $2.4 million, payable in March 2004. We will continue to incur substantial legal and other professional service costs in connection with the shareholder lawsuits and responding to the inquiries of the SEC staff.

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

We have a loan agreement with Washington Mutual (see Note 6) to provide a $20 million line of credit which expires on March 31, 2003. The amount available under the line of credit is limited by our borrowing base calculation. Outstanding letters of credit under this agreement totaled approximately $13.1 million and after adjustments required by our borrowing base calculation the amount available under our line of credit is $6.8 million. The loan agreement contains certain restrictive covenants covering minimum working capital and tangible net worth. At January 31, 2003 we were in compliance with these covenants. Under the terms of our loan agreement we established a money market account for cash collateral to be used as additional security. The $7.0 million balance of restricted cash is pledged through March 31, 2003, the termination date of the renewed and modified loan agreement with Washington Mutual. On March  13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) for a $35  million line of credit, replacing our previous line of credit with Washington Mutual.   The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures.   These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times; and capital expenditures are not to exceed $3 million in the fiscal year 2003 and $2.5 million for each year in fiscal years 2004 and 2005.  We are currently in compliance with these covenants. Our loan agreement with Wells Fargo contains no requirement for a cash collateral account.

As described in Note 9 to our financial statements we are closing all of our retail stores. We currently expect the store closure charges to be at the low end of our previous estimates, which were $12 to $15 million pre-tax. The full tax effect of the charge has not been determined and to the extent losses cannot be carried back they will be available to offset future profits. We currently estimate the after-tax charge to be in the range of $10 to $13 million. The after-tax cash impact of the charge is expected to be $5 to $7 million. These charges are in addition to the $2.5 million pre-tax charge take in fiscal year 2002 to write-down certain retail stores as impaired assets.

In February 2003 we received approximately $4.7 million in federal tax refunds. We believe that cash on hand and cash generated from ongoing operations, as well as the ability to borrow under bank lines of credit will be sufficient to meet our cash requirements in the short-term and during the next fiscal year.   We also have available alternative sources of financing including factoring our accounts receivable and financing our capital expenditures with leases.  Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing in the short-term or during the next fiscal year.  However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, including those risks and uncertainties set forth above and various other factors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended April 30, 2002. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts and Returns

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of the Company’s Controls and Procedures.    Within the 90 days prior to the original filing

date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) and our internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that we present in this section of our Quarterly Report the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

As stated above, management, including the CEO and CFO, evaluated the effectiveness of the registrant’s Disclosure Controls as of the Evaluation Date.  That evaluation included inquiring of senior managers whether the quarterly reports are correct and complete.  It also included an independent accounting firm’s performing their initial review of our internal controls. This review was based on employees’ reports of their processes.  The review has indicated some areas for improvement, and we are planning follow-up activities as well as continuing the accounting firm’s review.

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

After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel’s accountants, as of the Evaluation Date we had not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the quarter and up to the Evaluation Date, our Internal Controls are adequate to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Based on the same factors, the CEO and CFO believe that our Disclosure Controls are effective to ensure that material information is made known to management, including the CEO and CFO, particularly during the period in which this quarterly report is being prepared. However, we see areas where additional controls would provide welcome additional assurance. We intend to continue to assess our controls and to improve them. We do not yet have formal written controls and procedures in place for all of our internal operations. We engaged a firm of accountants to assist us in the documentation of our controls and procedures. This work is the first phase of establishing our internal audit function. Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls’ effectiveness can be reported in our Quarterly reports on Form 10-Q and Annual Report on Form 10-K.

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
Ernest R. Johnson, Chief Financial Officer