Form 10-K
period 2003-04-30
CUTTER & BUCK INC
filed 2003-07-29
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

'

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value as of July 23, 2003 of the voting stock held by non-affiliates of the Registrant was approximately $55,629,591 based upon the closing price as reported by NASDAQ. As of such date, there were 10,683,398 shares outstanding of the Registrant's Common Stock, no par value per share.

        Documents incorporated by reference:

        (1)    Portions of the Registrant's definitive 2003 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year end are incorporated by reference into Part III hereof.

CUTTER & BUCK INC.
Annual Report on Form 10-K
For the fiscal year ended April 30, 2003
Index

PART I

Item 1.    Business

Overview

        Cutter & Buck Inc., a Washington Corporation formed in 1990, is based in Seattle, Washington.

        We design, source, market and distribute high-quality men's and women's sportswear under the Cutter & Buck brand. During fiscal 2003, we discontinued our retail stores business segment. We now have one business segment, "wholesale"; we sell our products primarily through golf pro shops and resorts, corporate accounts, upscale specialty retail stores, and international distributors and licensees.

Recent Developments

        Recent litigation.    As previously announced, we have reached an agreement to settle the shareholder lawsuits relating to the restatement of our financial results for fiscal years 2000 and 2001. We agreed to pay $4 million in cash, plus up to an additional $3 million based on a formula applied to any recovery of insurance funds from our ongoing suit against Genesis Insurance Company. We also agreed to implement and abide by certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. The settlement does not reflect any admission of liability by us or our current or former directors or officers. The settlement is subject to final court approval.

        SEC investigation.    Based on recent communications with the staff of the Securities and Exchange Commission, we expect to reach an administrative settlement with the Commission which would resolve the staff's investigation. As previously announced, the settlement would provide for us to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws, and would not require us to pay any fines or penalties. That settlement remains subject to final approval by the Commission.

        Discontinued retail operations.    During fiscal 2003, our Board of Directors decided that we should focus our resources on our wholesale business and close our Company-owned retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All retail stores were closed prior to April 30, 2003. Accordingly, in this report the historical results of our retail operations are shown as discontinued retail operations.

Prior Year Restatement Information

        As reported in the Company's 2002 Annual Report on Form 10-K, we restated our audited financial statements for the years ended April 30, 2000 and 2001, our unaudited financial statements for each of the quarters in those years and unaudited financial statements for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. The restatement was made to adjust our financial results for the following items:

  •
  shipments to three distributors made on a consignment basis during fiscal year 2000 but recorded as sales in that year;

  •
  premature shipments to customers when product was shipped well in advance of the date originally specified by the customer; and

  •
  correction of certain accounting errors in our European subsidiary.

        Additional information related to the restatement of our financial statements for the periods mentioned above is set forth in Note 9 to Notes to Consolidated Financial Statements in Part IV Item 16(a)(1).

        Since the discovery of the matters discussed above, we have taken remedial steps to improve our accounting procedures and internal controls to mitigate the risk of recurrence of such matters as follows:

  •
  Termination of employment of those individuals who appear to have been primarily responsible for these activities;

  •
  Clarification and strengthening of our revenue recognition policy and communication of that policy throughout the Company;

  •
  Completion of a comprehensive review of our European subsidiaries as part of their closure; and

  •
  Implementation of a comprehensive business ethics and integrity program at all levels of the Company.

Brand

        The Cutter & Buck brand enjoys a high degree of consumer respect and loyalty. We emphasize high quality in design, textiles, finishing details, and construction, and we use vibrant color in updated but classic styling. We believe that this has led to a high level of consumer satisfaction.

        Our primary target market is men and women age 30 and over, who are active in golf or life activities, who recognize quality and want to associate with a high-quality brand.

Products and Design

        Our men's line offers sportswear suitable for golf, business casual, family activities, active lifestyle, and casually-elegant situations. We offer knit and woven shirts, pants and shorts, sweaters, vests, wind and rain apparel, and jackets and accessories. Our women's line is smaller and concentrates on clothing for golf, active lifestyle and casual weekend use. For fiscal 2003, 88% of our sales were men's apparel and 12% were women's apparel.

        Most of our golf customers and some of our corporate and specialty customers want their logos embroidered on our apparel. We have a significant in-house embroidery operation which produces these logos.

        Our in-house design and merchandising teams develop plans for each season's products for each distribution channel. After looking at fabrics from around the world, we generally design our own textiles, which are then unique to Cutter & Buck. This enables us to work with factories to develop the combinations of textile characteristics and colors that are best for each style.

        We design and develop products to look elegant and to wear well. To achieve these objectives, we emphasize high-quality fabrics, particularly natural fibers and technical performance fabrics; design that considers comfort during active motion; and careful construction, with details that enhance longevity.

        We offer two main seasonal collections each year, Spring and Fall. Each season includes several "deliveries" or collections which convey a theme or attitude through color, styling, and fabric. The Spring season is generally sold from July through December, and the various deliveries ship to customers from November through April. The Fall season is generally sold from January through June, and its various deliveries ship to customers from May through October.

        We also offer "core" styles, certain key sportswear items which are in demand for several seasons, sometimes for years. During fiscal 2003, 30% of our product revenues came from seasonal collections, and 70% from core styles.

        Our golf and specialty store customers tend to order more heavily from the seasonal collections, and to fill in their orders with core styles; our corporate customers tend to order mainly core styles, and occasionally use items from the seasonal collections. We can thus construct lines which are tailored for each distribution channel, but which have many styles in common.

        In our area of updated traditional sportswear, changes of fabric and body shapes tend to be gradual. Our product lines evolve from season to season. This provides stability in the design environment and consistency in our product offerings. Nevertheless, our ongoing success is dependant on our ability to offer styles that please consumer tastes, and we could misjudge consumer desires for color, style, or fabric for one or more seasons. If we misjudge the demand for our products, we could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could substantially harm our business or our brand image.

Product Development and Production

        Our in-house specialists construct detailed specifications for color, construction methods, and finishing steps for each style. Using these specifications, the factories make the garments to our high-quality standards.

        We contract for the manufacture of our products and do not own or operate any manufacturing facilities. During fiscal 2003, we used a combination of agents, sourcing companies and factory-direct relationships to source our products and used approximately 45 factories in 9 countries on an ongoing basis.

        We have diversified our sourcing. For fiscal 2003, our largest source was Thailand, which produced 49% of the dollar value of the products we ordered during the year. We also used factories in other parts of Asia, Peru, India and Turkey. We do not have long-term contracts with these factories, but place orders for specific quantities as needed. However, it frequently takes time for factories to learn to meet our expectations, and we place a high value on long-term working relationships with our factories.

        We place a high value on social responsibility, and we have adopted SA8000, an international, independently monitored code of conduct to help to ensure proper compliance with laws, regulations and the protection of human rights. For fiscal 2003 49% of the dollar value of our product came from factories that meet the stringent SA 8000 standards. We continue to encourage our suppliers to achieve SA 8000 certification.

        We contract to purchase our goods in United States dollars, and we have not experienced material difficulties as a result of foreign political, economic or social instability. However, we remain subject to the risks associated with foreign suppliers, including without limitation, economic, political and health risks, and including the shifts in availabilities and prices which may be caused by the anticipated removal of quotas.

        We may also experience delays in shipping from time to time, whether due to third-party strikes, or otherwise. Delays in shipments and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry and our business, financial condition and operating results.

Sales and Marketing

        At the beginning of Fiscal 2003, we formed Strategic Business Units. These SBU's are responsible in specific target markets to identify customers, manage the customer relationship, sell the product, determine the quantities of inventory to order, and manage the inventory within our wholesale business segment. We have four major SBU's: Golf, Corporate, Specialty retail, and International, and a small Consumer-direct SBU.

        Golf SBU.    In fiscal 2003, the Golf SBU provided 32% of net sales. We sold to more than 4,900 customers, most of whom are green grass pro shops and some of whom are tournaments. We regulate our distribution in order to enhance the long-term value of the brand. At the end of fiscal 2003, we had 34 sales representatives in the Golf SBU. We provide golf marketing support through ads in golf trade and consumer magazines, and catalogs which are left with customers. We also sponsor Annika Sorenstam, the leading woman golfer, as well as Jerry Kelly, Pat Hurst, Jenny Lidback, Mhairi McKay,

Charlotta Sorenstam, Dave Stockton and Jeff Gove. We recently renewed our sponsorship of Annika through 2006, and we will launch our new women's golf collection inspired by Annika, the "Tournament Collection by Annika" in Spring 2004 and the "Annika Collection by Cutter & Buck" in Fall 2004.

        Most of our golf customers order their club or event logos embroidered on the apparel they order. We provided embroidery on 69% of the items sold to golf customers during fiscal 2003. Golf customers tend to order well before the seasonal collections arrive, which enables us to adjust our production to early indications of demand. During the season, golf customers may order additional quantities of seasonal or core goods.

        Corporate SBU.    In fiscal 2003, the Corporate SBU provided 41% of net sales. Our 29 sales representatives sell through advertising specialist companies to major corporations. Our corporate customers tend to appreciate the association of their own brands with the Cutter & Buck brand. Many of the garments we sell to corporate customers are embroidered with the corporate logo. This embroidery is sometimes done by us, and sometimes by the advertising specialist companies or other embroidery houses. In fiscal 2003, we embroidered 13% of the items sold to corporate customers. Corporate customers tend to order at time of need, so we carry an inventory of the core styles which account for most of their orders. We also maintain a web site where our corporate customers can see exactly what merchandise is in stock.

        Marketing support for the Corporate SBU includes catalogs, mail pieces, and seminars for the advertising specialist companies. We believe that the corporate channel also benefits from marketing done in the Golf SBU, as many of the corporate executives are also golfers.

        Specialty retail SBU.    In fiscal 2003, the Specialty retail SBU provided 17% of net sales. We have 30 sales representatives who sell to specialty retail stores, ranging from men's and women's upscale clothing retailers, to big and tall stores and catalogs, to collegiate stores. Customers included Nordstrom, Parisian, Von Mauer, Rochester Big and Tall, and over 1,300 other stores. Specialty retail customers tend to place their major orders before the seasonal collections are available for shipment, which allows us to adjust our production to early indications of demand. Marketing support for our specialty retail customers varies, but tends to include catalogs showing product and postcards for consumers.

        We have concept shop partnerships with golf and specialty retail customers who meet higher order requirements. These customers carry a large assortment of Cutter & Buck apparel, and we provide additional merchandising and fixturing assistance to them.

        International SBU.    In fiscal 2003, our International SBU provided 3% of net sales, which are royalties on products sold by licensees and distributors in various parts of the world.

        Until April 30, 2002, our subsidiaries in the Netherlands and Germany were marketing and selling our products in Europe. On April 26, 2002, we entered into a royalty-based licensing arrangement with Eurostyle Ltd. to serve this market and closed these subsidiaries effective April 30, 2002. In addition, we have renewable contracts with international distributors and licensees to sell our products in Australia, New Zealand, the Philippines, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait, Oman, South Africa, Singapore, Malaysia, Japan, Korea, Hong Kong, China and Canada. These agreements range in terms from three to five years. The products offered for distribution in these territories are generally identical to the products offered in the United States and these distributors and licensees often use our marketing technique of offering the products in collections. These agreements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

        Consumer Direct SBU.    In addition to the four major SBU's above, we also have a small online business, at www.cutterbuck.com. Here consumers can order from a selection of our styles.

Order Fulfillment

        Our order fulfillment group works to ensure that the customer receives exactly what was ordered, with fine embroidery, on time.

        Almost all of our product arrives in our distribution center from the manufacturing factories. This distribution center is located near the major Seattle airport and about 20 miles from our corporate offices. We lease 170,500 square feet, which is used for our embroidery functions as well as for processing orders.

        Our distribution center is highly automated, using the PkMS warehouse management system. We maintain a highly reliable perpetual inventory system. We believe that our ability to efficiently process large as well as relatively small orders is a competitive advantage.

        After we have assembled the various items that form a customer's order, we do any embroidery that is required. We provide a full range of embroidery services, from developing the digital instructions for producing a specific logo through choosing the logo colors that best enhance the colors of a garment, through producing the embroidery. We have 180 embroidery heads, and we believe that our operation is among the 15 largest in the country. To accommodate peak demand seasons, we occasionally contract with a number of independent domestic embroiderers during peak embroidery production and shipping periods.

Information Systems

        Our basic information processing is done by Paragon, an integrated, real-time system that is specifically designed for the wholesale apparel industry. Information from Paragon fuels a database with a user-friendly interface, which enables managers throughout the company to get useful information at many levels of detail. Other programs serve different needs, including: computer-aided design software for design and product development; remote-order entry system for our sales force, with daily inventory availability data; and a warehouse management system. We have also expanded our electronic data interchange capabilities to meet the needs of our department store customers.

        During fiscal 2003, we focused on improving information support for management decision making, embroidery functions, and customer internet applications.

Order Booking Cycle and Backlog

        We typically receive our orders for a season over the period beginning when samples are first shown to customers. We begin to take orders for our Fall collections in January, generally for delivery between June and October and for our Spring collection in July, generally for delivery between November and May. Our domestic backlog, which consists of open, unfilled customer orders from the golf, corporate and specialty retail SBUs, was approximately $22.6 million as of April 30, 2003. We expect to fill between 90% and 95% of backlog orders, and these orders are generally shipped within nine months. For various reasons endemic to the apparel industry, including occasional sold out inventory positions, credit issues and other customer-related issues, we typically do not ship all of our backlog.

Competition

        The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and corporate accounts, are highly fragmented, with no single brand representing more than 10% of the market. We encounter substantial competition in all of our distribution channels from other apparel companies and distributors of promotional products and apparel. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility, embroidery services, distribution capabilities, and value-added services provided by our distribution center, all of which enhance our brand. Some of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. We cannot provide assurance that we will be able to maintain or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

Trademarks

        CUTTER & BUCK, the Cutter & Buck pennant logo and the Cutter & Buck tour logo are our trademarks registered in the United States. CUTTER & BUCK is registered for use on apparel and other products in over 40 countries, and the Cutter & Buck pennant logo and the Cutter & Buck tour logo are similarly registered in over 20 countries. We also have applied for registration in a number of other countries. We regard our name and logo as valuable assets and critical to marketing our products. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we do not believe we have been materially harmed from infringement of our trademarks or trade dress to date, we have experienced some instances of such infringement and have taken actions to protect our rights.

Employees

        As of April 30, 2003, we had 440 full-time and 3 part-time employees in the United States, of whom 86 were engaged in sales, 11 in production, 22 in merchandising and design, 37 in customer service, 9 in credit, 7 in marketing, 151 in embroidery development and operations, 71 in distribution, 14 in information technology and 35 in administration and finance. None of our employees is a member of a union. We consider our relations with our employees to be satisfactory.

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

Shareholder lawsuits.    As previously announced, we have reached an agreement to settle the shareholder lawsuits relating to the restatement of our financial results for fiscal years 2000 and 2001. We agreed to pay $4 million in cash, plus up to an additional $3 million based on a formula applied to any recovery of insurance funds from our ongoing suit against Genesis Insurance Company. We also agreed to implement and abide by certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. The settlement does not reflect any admission of liability by us or our current or former directors or officers. The settlement is subject to final court approval. If the court does not grant final approval, we may incur additional expenses and substantial Company resources and executive time to finalize a settlement of these lawsuits, which could negatively impact our financial results.

We have been under investigation by the Securities and Exchange Commission.    As previously announced, based on communications with the staff of the Securities and Exchange Commission, we expect to reach an administrative settlement with the Commission which would resolve the staff's previously announced investigation. The settlement would provide for us to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws, and would not require us to pay any fines or penalties. That settlement remains subject to final approval by the Commission. If the Commission does not grant final approval, we may incur additional expenses and substantial Company resources and executive time to finalize an agreement, which could negatively impact our financial results.

Our business has been adversely affected by our decision to restate our financial results.    Following the announcement of our decision to restate our financial statements, we experienced a decrease in bookings. Our management believes that some of this decrease may represent fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us and changes in trade terms could negatively impact our future margins and costs.

We had substantial losses in fiscal years 2003 and 2002 and may continue to incur losses in future periods.    We incurred a net loss of approximately $12.0 million during the fiscal year ended April 30, 2003, including a pre-tax restructuring and asset impairment charge of approximately $3.8 million, a pretax restatement charge of $8.2 million and pretax store closure costs of $9.2 million. We incurred a net loss of approximately $10.4 million during the fiscal year ended April 20, 2002, including a pre-tax restructuring and asset impairment change of approximately $5.5 million and pretax store closure costs of $3 million. As described in Note 8 to the financial statements, our restructuring plans included closing our Company-owned retail stores, substantially streamlining our domestic and international sales infrastructure, transferring our European operations to a licensee and eliminating certain product lines. We believe these restructuring and cost-cutting initiatives are substantially complete and have resulted in reduced overall spending. However, if we are unable to maintain these cost savings, or if our sales are less than we project, we may continue to incur losses in future periods.

In fiscal year 2002 our auditors indicated that they believe there was a material weakness in our internal controls and procedures.    Following our decision to restate our financial results, our independent auditors issued a letter to us indicating that they believed there was a material weakness, as defined in authoritative auditing literature, in our internal accounting controls during the year ended April 30, 2002. While under professional standards our auditors have no obligation to detect material weaknesses, they have not communicated to us the existence of a material weakness as a result of their audit procedures with respect to the April 30, 2003 financial statements and consequently did not issue a similar letter for the year ended April 30, 2003. The material weakness in the prior year related to lack of compliance with or circumvention of our procedures and controls by employees and management at various levels. In an effort to address these concerns, we brought in new managers, including a new Chief Financial Officer, and have been educating both employees and management about complying with procedures and controls and setting the "tone at the top" to mitigate the risk that the events underlying the financial restatement will recur. Although our auditors have given no indication that a similar material weakness exists in fiscal year 2003, there can be no assurance that our efforts to address concerns regarding our internal controls will be adequate to prevent future occurrences of the type giving rise to the restatement.

We may have some difficulty recruiting and retaining employees.    Management believes that employee morale was impaired as a result of our management transitions, shareholder lawsuits and earnings restatement as well as the attempted rescission of our director's and officer's insurance coverage by Genesis Insurance Company. As a result, we have provided financial incentives designed to retain certain key employees. For the year ended April 30, 2003, restatement expenses include approximately $0.9 million of expenses relating to the retention bonus. There will be an ongoing charge each quarter for the retention bonus, which will aggregate to as much as $2.5 million payable in fiscal 2004 and fiscal 2005. In addition, until recently our recruitment of employees has been more difficult and has taken more time than normal. We believe that this situation has been favorably impacted by the pending resolutions of the shareholder lawsuits and SEC investigation. However, we may continue to have difficulty recruiting employees in future periods.

We expect to incur legal and other professional service costs.    We have and will continue to incur legal and other professional service costs in connection with finalizing the settlement of the shareholder lawsuits, indemnifying our former officers, finalizing the settlement with the SEC and pursuing our suit against Genesis Insurance Company. These costs cannot be determined at this time.

We may be required to indemnify our current and former officers.    Former officers have made indemnification claims against us related to the SEC investigation and the shareholder lawsuits. The ultimate cost of such indemnification cannot currently be estimated nor can the extent to which any costs will be covered by insurance.

We closed our retail stores.    During fiscal year 2003, our Board of Directors decided to close all of our Company-owned retail stores by April 30, 2003 in order to concentrate on our wholesale business. These stores were used to showcase our products and provided brand recognition. If we are unable to showcase our brand effectively without the use of our stores, our business may be materially harmed.

Item 2.    Properties

        We lease our principal executive offices, which are located in Seattle, Washington, under a lease that covers 44,670 square feet and expires in July 2010. We lease 405,000 square feet of space for a distribution center and embroidery production facility in Renton, Washington under a lease that expires in November 2011. We lease approximately 2,963 square feet of space for a showroom in New York, New York.

        During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, we decided to abandon 234,500 square feet of warehouse space at our distribution center. Between January 23, 2002 and September 10, 2002, we entered into three subleases which, in total, cover the entire abandoned warehouse space.

Item 3.    Legal Proceedings

        We remain a defendant in three shareholder class action lawsuits (the "Securities Suits") pending in the United States District Court for the Western District of Washington, alleging violations of federal securities laws, purportedly filed on behalf of all persons who purchased our common stock during the period from June 23, 2000 to August 12, 2002: Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber.

        We also remain a defendant in a shareholder derivative lawsuit (the "Derivative Suit") entitled Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic]. The lawsuit was filed in the Superior Court of the State of Washington, for King County, and names as defendants certain of our current and former directors and our former CFO. The suit was purportedly brought on our behalf, and contains allegations that the individual defendants are liable to us for breach of their fiduciary duties, abuse of control, gross mismanagement and unjust enrichment in connection with the events giving rise to our restatement of our historical financial results. The suit seeks unspecified damages, costs and attorney fees, as well as equitable relief.

        On February 20, 2003, the federal court appointed the Tilson Growth Fund as lead plaintiff in the Securities Suits, ordered the cases to be consolidated, denied the Tilson Growth Fund's motion for the appointment of liason counsel and directed the lead plaintiff to file a consolidated complaint within 60 days. On April 14, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until May 30, 2003, to allow the parties the time to pursue settlement. On May 22, 2003, the parties participated in a non-binding settlement mediation, and on May 30, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until July 31, 2003.

        On June 2, 2003, we entered into a Memorandum of Understanding (the "Memorandum") that represented a proposed settlement of all claims against us and our former directors and officers alleged in the Securities Suits and the Derivative Suit. Pursuant to the Memorandum, we were to pay $7 million to the plaintiff class in the Securities Suits and were to implement certain corporate governance policies and practices, conditioned on obtaining the agreement of Genesis Insurance Company, Executive Risk Indemnity, Inc. and Lumbermens Mutual Casualty Company, the Company's directors' and officers' liability insurance carriers at the time the lawsuits were filed (the "Insurers"), to approve the settlement and to fund it. The Insurers refused to approve of or fund the settlement and, as a result, the settlement described in the Memorandum was void.

        On June 13, 2003, following the Insurers' refusal to approve or fund the settlement contained in the Memorandum, we entered into a Supplemental Settlement Memorandum of Understanding (the "Supplemental Memorandum"). Pursuant to the Supplemental Memorandum, we will pay $4 million to the plaintiff class in the Securities Suits. We will also pay up to an additional $3 million of any recovery obtained by us in our ongoing suit against Genesis Insurance Company, after our recovery of $1 million and the costs of pursuing that litigation. In addition, in settlement of the Derivative Suit we agreed to implement certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. The settlement represented in the Supplemental Memorandum is subject to the approval of the federal court in the Securities Suits and the state court in the Derivative suit. Pursuant to the terms of the Supplemental Memorandum, we are working with the plaintiffs in the Securities Suits and the Derivative Suit to create and file with the Court a stipulation of settlement for review by the federal court.

        We remain a party to our lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington (the "Insurance Suit"). On June 30, 2003, as a result of the settlement agreement obtained in the Securities Suits and the Derivative Suit, we voluntarily dismissed Executive Risk Indemnity, Inc. and Lumbermens Mutual Casualty Company from the Insurance Suit. Discovery in this suit is ongoing, and the Court has set a deadline of November 10, 2003 for the completion of all discovery, with trial to commence on March 8, 2004.

        On November 4, 2002, the Securities and Exchange Commission issued a formal order of investigation with respect to the circumstances underlying our decision in 2002 to restate our historical financial results. We are cooperating fully with the investigation. Based on recent communications with the staff of the Commission, we currently expect to reach an agreement to resolve their investigation. The proposed agreement would provide for us to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws and would not require us to pay any fines or penalties. The anticipated agreement would remain subject to final approval by the Commission.

        We had previously been a party to a lawsuit related to labor issues in Saipan: Does vs. The Gap, Inc. We have entered into a settlement of the claims against us and, on April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing Actions with Prejudice as to Various Settling Parties. Pursuant to this order, we were dismissed from this lawsuit.

        We are also party to other routine litigation incidental to our business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on our financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.

        Our common stock is currently listed on the NASDAQ National Market under the symbol "CBUK". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the NASDAQ National Market.

Fiscal 2003	High	Low
Quarter:
First	$7.10	$4.25
Second	$4.34	$2.90
Third	$4.60	$3.51
Fourth	$4.00	$2.95
Fiscal 2002	High	Low
Quarter:
First	$6.80	$4.90
Second	$6.00	$3.25
Third	$6.88	$3.45
Fourth	$7.87	$5.75

        As of July 23, 2003, there were approximately 3,800 holders of our common stock.

        We have never declared or paid any cash dividend on our common stock and do not expect to pay any cash dividends in the foreseeable future.

        We did not sell any securities that had not been registered under the Securities Act during the year ended April 30, 2003.

Item 6.    Selected Financial Data

Year Ended April 30,	2003	2002	2001	2000	1999
(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$131,699	$161,113	$172,853	$145,491	$106,597
Cost of sales	76,912	106,189	104,134	82,802	60,620

Gross profit	54,787	54,924	68,719	62,689	45,977
Operating expenses:
Depreciation	5,109	5,423	4,340	3,546	2,249
Selling, general and administrative	42,400	52,350	53,429	45,024	30,923
Restructuring and asset impairment charges	3,806	5,524	—	—	—
Restatement expenses	8,169	—	—	—	—

Total operating expenses	59,484	63,297	57,769	48,570	33,172
Operating income (loss)	(4,697)	(8,373)	10,950	14,119	12,805
Interest income (expense)
Interest expense	(627)	(1,731)	(1,354)	(1,039)	(639)
Interest income	241	132	98	579	246

Net interest expense	(386)	(1,599)	(1,256)	(460)	(393)
Net income (loss) from continuing operations before income taxes	(5,083)	(9,972)	9,694	13,659	12,412
Income tax expense (benefit)	(65)	(2,945)	3,684	5,035	4,468

Net income (loss) from continuing operations	(5,018)	(7,027)	6,010	8,624	7,944
Loss from discontinued retail operations, net of tax	(6,980)	(3,346)	(538)	(431)	(34)

Net income (loss)	$(11,998)	$(10,373)	$5,472	$8,193	$7,910

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.47)	$(0.66)	$0.57	$0.87	$0.97
Net loss from discontinued retail operations	$(0.66)	$(0.32)	$(0.05)	$(0.04)	$(0.01)
Net earnings (loss)	$(1.13)	$(0.98)	$0.52	$0.83	$0.96
Diluted earnings per share:
Net earnings (loss) from continuing operations	$(0.47)	$(0.66)	$0.57	$0.86	$0.93
Net loss from discontinued retail operations	$(0.66)	$(0.32)	$(0.05)	$(0.04)	$(0.01)
Net earnings (loss)	$(1.13)	$(0.98)	$0.52	$0.82	$0.92
Shares used in computation of:
Basic earnings (loss) per share amounts	10,615	10,570	10,448	9,839	8,212
Diluted earnings (loss) per share amounts	10,615	10,570	10,526	10,021	8,562
April 30,	2003	2002	2001	2000	1999
(in thousands, except per share data)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$18,864	$6,989	$8,072	$7,367	$4,760
Working capital	65,622	71,924	78,475	74,415	44,661
Total assets	95,678	106,769	142,567	115,082	80,197
Short-term debt and capital lease obligations	1,732	3,213	21,469	4,455	12,305
Long-term debt and capital lease obligations	702	3,716	10,346	6,545	5,907
Total shareholders' equity	71,988	83,394	92,349	86,221	48,657

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read this section together with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward- looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; relations with and performance of suppliers; our ability to control costs and expenses; carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels, competition; access to capital; our ability to utilize tax losses; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; the ability to retain key employees and to maintain the integrity of our technology and information systems; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; our ability to obtain final court approval of the settlement of our shareholder lawsuits, our ability to reach a definitive agreement with the staff of the Securities and Exchange Commission and to obtain final approval of any such agreement by the Commission itself, either of which events may not occur for any number of reasons including actions by third parties, developments in the Commission's ongoing investigation, changes in Commission policy or otherwise. Additional information on these and other factors that could affect our financial results is set forth below and in Part I, Item 1—Business and Risk Factors. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

        All references to fiscal years are references to our fiscal year ended April 30.

Overview

        Cutter & Buck designs, sources, markets and distributes high-quality men's and women's sportswear under the Cutter & Buck brand.

        During fiscal 2003, we discontinued our retail store business segment. We now have one business segment, "wholesale"; we sell our products primarily through golf pro shops and resorts, corporate accounts, upscale specialty retail stores and international distributors and licensees.

Prior Year Restatement of Financial Statements

        As reported in our 2002 Annual Report on Form 10-K, we restated our audited financial statements for the years ended April 30, 2000 and 2001, our unaudited financial statements for each of the quarters in those years and unaudited financial statements for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002. These restatements related to shipments to three distributors made on a consignment basis during fiscal year 2000 but recorded as sales in that year, premature shipments to customers when product was shipped well in advance of the date originally specified by the customer and correction of certain accounting errors in our European subsidiary.

Results of Operations

        The following table sets forth, for the fiscal years indicated, certain consolidated statements of operations data expressed as a percentage of net sales. For all periods presented in this section, results of operations reflect the classification of our Company-owned retail store operating results and loss on disposal of these stores as discontinued retail operations.

Year Ended April 30,	2003	2002	2001
(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.4%	65.9%	60.2%

Gross profit	41.6%	34.1%	39.8%
Operating expenses:
Depreciation	3.9%	3.4%	2.5%
Selling, general and administrative	32.2%	32.5%	30.9%
Restructuring and asset impairment charges	2.9%	3.4%	—
Restatement expenses	6.2%	—	—

Total operating expenses	45.2%	39.3%	33.4%
Operating income (loss)	(3.5)%	(5.2)%	6.4%
Interest income (expense)
Interest expense	(0.5)%	(1.1)%	(0.8)%
Interest income	0.2%	0.1%	0.1%

Net interest expense	(0.3)%	(1.0)%	(0.7)%
Net income (loss) from continuing operations before income taxes	(3.9)%	(6.2)%	5.7%
Income tax expense (benefit)	—	(1.8)%	2.1%

Net income (loss) from continuing operations	(3.9)%	(4.4)%	3.6%
Loss from discontinued retail operations, net of tax	(5.3)%	(2.1)%	(0.3)%

Net income (loss)	(9.2)%	(6.5)%	3.3%

Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002

Net Sales

        During fiscal 2003 net sales decreased approximately $29.4 million or 18.2% to $131.7 million. The detail of net sales by strategic business unit (SBU) was as follows:

Year Ended April 30,	2003	2002	Increase (Decrease)	Percent Change
In millions, except percent change
Golf	$42.7	$48.6	$(5.9)	(12.1)%
Corporate	54.6	56.1	(1.5)	(2.7)%
Specialty retail	22.2	23.3	(1.1)	(4.7)%
International	4.1	9.6	(5.5)	(57.3)%
Other	8.1	23.5	(15.4)	(65.5)%

Total	$131.7	$161.1	$(29.4)	(18.2)%

        As mentioned in our "risks" section, some of the decline in sales in each SBU may be attributable to customers' fears about our stability after the announcement of the need to restate earnings. During fiscal year 2003, net sales within our golf SBU decreased by $5.9 million to $42.7 million from $48.6 million in the prior year. Net sales within our golf SBU continued to be negatively impacted by the economy and flat demand due to an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales within our corporate SBU decreased $1.5 million to $54.6 million from $56.1 million in the prior year as corporate customers spent less on marketing programs. During the first quarter of fiscal 2003 we launched a new corporate catalog that had a positive impact on sales in the remainder of fiscal 2003. Net sales within our specialty retail SBU decreased $1.1 million to $22.2 million from $23.3 million in the prior year. Specialty retail sales decreased as a result of the discontinuation of our dressier women's line and the difficult conditions facing independent specialty stores. Net sales within our international SBU decreased by approximately $5.5 million to $4.1 million from $9.6 million in the prior year. For fiscal 2002, net sales within our international SBU included approximately $6.1 million in sales generated by our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for fiscal year 2003 do not include any direct European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. We anticipate it will take some time before this relationship gains momentum. Because we will no longer sell directly in Europe, we will generate licensing revenues, instead of direct sales, on all future sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The decrease in sales resulting from closing our European operations was partially offset by an increase in licensing and royalty income. Net sales within our other SBU include liquidation sales and shipping revenue and decreased $15.4 million to $8.1 million from $23.5 million in the prior year. This decrease was primarily due to lower liquidation sales in fiscal 2003 compared to fiscal 2002.

Gross Profit

        In fiscal 2003, our gross profit was 41.6% of net sales, compared to 34.1% in fiscal 2002. In fiscal 2002, our gross profit was impacted by inventory write-downs, lower margins on liquidation sales and higher off-price discounts. Inventory write-downs were recorded as part of our 2002 Restructuring Plan, which included closure of our European operations and exiting the dressier side of our women's line and our golf shoe business.

        Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

        Depreciation expense was $5.1 million in fiscal 2003 compared to $5.4 million in fiscal 2002. Depreciation expense decreased during fiscal 2003 due to the disposal of assets used in our European operations and certain assets used at our previous corporate headquarters. This decrease was partially offset by an increase in depreciation expense for new capital expenditures.

Selling, General and Administrative Expense

        Selling, general and administrative expenses totaled $42.4 million in fiscal 2003 compared to $52.4 million in 2002, a decrease of $10 million, or 19%, and decreased as a percentage of net sales to 32.2% in fiscal 2003 from 32.5% in fiscal 2002. Approximately $2.5 million of this decrease related to the closure of our European operations. Salaries, sales commissions and related taxes and benefits decreased by approximately $4 million due to lower sales levels and savings resulting from our restructuring plans. Rent expense decreased by approximately $0.6 million primarily due to subleasing abandoned warehouse space. Marketing expenses decreased by approximately $1.0 million, sample expenses decreased by approximately $1.0 million, training and supply costs decreased by approximately $0.4 million, travel expenses decreased by approximately $0.4 million, sales meeting and tradeshow costs decreased by approximately $0.3 million and business taxes decreased approximately $0.3 million primarily due to internal cost-cutting measures and lower sales levels. Bad debt expense decreased approximately $0.4 million primarily due to increased management of credit exposures. These decreases were partially offset by increases of approximately $0.7 million in insurance expense and approximately $0.9 million in legal and other professional fees.

Restructuring and Asset Impairment

        We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, consolidating and restructuring our women's line sales force, discontinuing our golf shoe business, discontinuing the dressier side of our women's line, recording losses on subleases of excess warehouse capacity and certain management changes.

        The 2003 Restructuring Plan covered the closure of ten additional retail stores, resulting in all Company-owned retail stores being closed by April 30, 2003. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining our retail strategy and closing our retail stores, are included in Restructuring and Asset Impairment Expenses. Costs associated with the 2003 Restructuring Plan and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations.

        Restructuring and asset impairment expenses were $3.8 million for fiscal 2003 compared to $5.5 million in fiscal 2002. Of the $3.8 million recorded in fiscal 2003, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center and $0.5 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President. The $5.5 million in expenses for fiscal 2002 consisted of $2.9 million related to the closure of our European operations, $1.4 million related to the consolidation and restructuring of our women's line sales force, $0.4 million related to the write-off of prepaid sample expenses for our Fall 2002 specialty retail line and severance benefits, $0.4 million related to the transitions of both our former Chief Executive Officer and our former President, $0.3 million related to the abandonment of excess warehouse capacity and $0.1 million related to other restructuring costs.

Restatement Expenses

        We restated certain of our historical financial statements for irregularities and errors in fiscal 2002. The restatements required a thorough investigation of what occurred and a determination of the necessary corrective action. In addition to the extensive efforts of our employees in this investigation, we utilized our regular outside legal counsel, special independent legal counsel, a forensic accounting firm, our independent auditors and other specialists for additional procedures. As a result of the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We have reached an agreement to settle these lawsuits, including our agreement to pay $4 million in cash plus up to an additional $3 million based on a formula applied to any recovery in our ongoing suit against Genesis Insurance Company. The settlement agreement is subject to final court approval. We also expect to reach an agreement with the staff of the SEC that would resolve the previously announced investigation of the Company. The anticipated agreement would remain subject to final approval by the Commission.

        Restatement expenses amounted to approximately $8.2 million for the year ended April 30, 2003 and included the $4 million settlement charge, $2.8 million of legal and professional fees, $0.9 million of accrued retention bonuses to certain key employees and $0.5 million of amortization of the premium for the replacement directors' and officers' liability insurance and other restatement costs. Although the restatement has been completed, we will continue to incur legal and other professional service costs in connection with the final approval of the settlement of the shareholder lawsuits and the SEC investigation and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonus, which will aggregate to as much as $2.5 million payable in fiscal 2004 and fiscal 2005.

Operating Income (Loss)

        As a result of the above items, operating loss decreased $3.7 million, or 43.9%, to $4.7 million in fiscal 2003 compared to $8.4 million in fiscal 2002.

Income Taxes

        We recorded approximately $65,000 of income tax benefit in fiscal 2003 compared to $2.9 million in fiscal 2002. The effective rates for income taxes in fiscal 2003 and 2002 were 1% and 29.5%, respectively. This decrease in our fiscal 2003 effective rate resulted from the establishment of a valuation allowance against our deferred income tax assets and non-deductible restructuring and asset impairment charges, and may be offset by state tax liabilities in certain jurisdictions.

Loss from Discontinued Retail Operations, net of tax

        During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All stores were closed as of April 30, 2003. The fiscal 2003 loss from discontinued retail operations, net of tax, was $7 million compared to $3.3 million in fiscal 2002. The loss from discontinued retail operations in 2003 includes retail store closure expenses of $9.2 million pretax ($6.9 million net of tax). Retail store closure costs in 2003 include both the costs associated with the 2003 Restructuring Plan ($8.4 million pretax) and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan ($0.8 million pretax). The 2003 Restructuring Plan charge included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of 88 employees at our retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of the ten additional retail stores. The 2002 Restructuring Plan charge of $0.8 million pretax related to additional closure costs, primarily termination of lease obligations, on the four stores identified for closure during fiscal 2002.

        Also included in fiscal 2003 loss from discontinued retail operations is a $3.7 million fee paid to Hilco Merchant Resources, LLC (Hilco) in connection with the decision to close the retail stores. We entered into an agreement with Hilco to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco received a base fee of up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event, including store level operating expenses. To the extent the proceeds from the liquidation sales exceeded the sum of the guaranteed payment plus all liquidation expenses and Hilco's base fee, such excess proceeds were split 80% to us and 20% to Hilco. As of April 30, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.7 million. The $3.7 million has been recorded in the discontinued retail operations results and includes Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

        The loss from discontinued retail operations in 2002 includes store closure costs of $2.2 million pretax ($1.4 million after tax) under the 2002 Restructuring Plan. The $2.2 million pretax charge resulted from fixed asset write-downs and lease termination costs related to the four stores identified for closure.

Year Ended April 30, 2002 Compared to the Year Ended April 30, 2001

        Beginning in fiscal year 2003, we realigned our business into Strategic Business Units (SBUs): Golf, Corporate, Specialty retail, International and Other. The following discussion and analysis reflects this new SBU structure as if it had been in place for fiscal years 2002 and 2001.

Net Sales

        During fiscal 2002 net sales decreased approximately $11.8 million or 6.8% to $161.1 million. The detail of net sales by strategic business unit (SBU) was as follows:

Year Ended April 30,	2002	2001	Increase (Decrease)	Percent Change
In millions, except percent change
Golf	$48.6	$58.6	$(10.0)	(17.1)%
Corporate	56.1	68.5	(12.4)	(18.1)%
Specialty retail	23.3	25.4	(2.1)	(8.3)%
International	9.6	10.3	(0.7)	(6.8)%
Other	23.5	10.1	13.4	132.7%

Total	$161.1	$172.9	$(11.8)	(6.8)%

        During fiscal 2002 net sales within the golf SBU decreased $10.0 million to $48.6 million from $58.6 million in the prior year. The decrease in net sales in this SBU was primarily due to inventory saturation in the marketplace and lower consumer demand, due in part to a decline in tourist travel to resorts and destination golf courses. Net sales within the corporate SBU decreased $12.4 million to $56.1 million from $68.5 million in the prior year. The decrease in net sales to this SBU was primarily due to a decline in corporate spending on marketing programs, as a result of current economic conditions. Net sales within the specialty retail SBU decreased $2.1 million to $23.3 million from $25.4 million in the prior year. This decrease was attributable to lower consumer spending on our products due in part to soft consumer demand for apparel. Net sales within our international SBU, which includes sales of our wholly-owned European subsidiary and to distributors and licensees, decreased $0.7 million to $9.6 million from $10.3 million in the prior year. This decrease was due to the slowing global economy, the decline in tourist travel to resorts and destination golf courses, and our decision to close our European operations. Net sales within our other SBU, which includes shipping revenue and liquidation sales, increased $13.4 million to $23.5 million from $10.1 million in the prior year. The increase in net sales in this SBU was primarily due to an increase in liquidation sales. Liquidation sales increased due to the lack of acceptance of components of our golf and specialty retail collections, an increase in the number of liquidation sales as a result of our implementation of our restructuring plan and lower consumer demand for apparel.

Gross Profit

        In fiscal 2002, our gross profit was 34.1% of net sales, compared to 39.8% in fiscal 2001. The decrease during fiscal 2002 was due to inventory write-downs related to our restructuring plan, higher liquidation losses and higher off-price discounts driven by the competitive economic environment and our efforts to reduce our inventory levels.

        Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

        Depreciation expense was $5.4 million in fiscal 2002 compared to $4.3 million in fiscal 2001. The increase was primarily due to depreciation expense on new capital expenditures.

Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased to $52.3 million fiscal 2002 from $53.4 million in 2001 and increased as a percentage of net sales to 32.5% in fiscal 2002 from 30.9% in fiscal 2001. Salaries, sales commissions and related taxes and benefits decreased by approximately $2.7 million due to lower sales levels and savings resulting from our 2002 restructuring plan. Approximately $1.5 million of the decrease related to the closure of our European subsidiary. Sales meeting and tradeshow costs decreased by approximately $0.2 million, marketing expenses decreased by approximately $0.4 million and travel costs decreased by $0.5 million primarily due to internal cost-cutting measures and lower sales levels. These decreases were partially offset by increases of approximately $1 million in sample costs, approximately $1 million in rent expense associated with increased warehouse capacity, approximately $0.5 million in legal and other professional fees, approximately $0.7 million in business taxes and approximately $0.8 million in other general and administrative expenses.

Restructuring and Asset Impairment

        Restructuring and asset impairment expenses were $5.5 million in fiscal 2002. These expenses consisted of $2.9 million related to the closure of our European operations, $1.4 million related to the consolidation and restructuring of our women's line sales force, $0.4 million related to the write-off of prepaid sample expenses for our Fall 2002 specialty retail line and severance benefits, $0.4 million related to the transitions of both our former Chief Executive Officer and our former President, $0.3 million related to the abandonment of excess warehouse capacity and $0.1 million related to other restructuring costs. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining our retail strategy and closing our retail stores, are included in Restructuring and Asset

Impairment Expenses. Costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations. There were no restructuring or asset impairment expenses in fiscal 2001.

Operating Income (Loss)

        As a result of the above items, operating loss in fiscal 2002 was $8.4 million compared to operating income of $11.0 million in fiscal 2001.

Income Taxes

        We recorded approximately $2.9 million of income tax benefit in fiscal 2002. The effective rates for income taxes in fiscal 2002 and 2001 were 29.5% and 38%, respectively. This decrease in our fiscal 2002 effective rate resulted from non-deductible restructuring and asset impairment charges, and may be offset by state tax liabilities in certain jurisdictions.

Loss from Discontinued Retail Operations, net of tax

        The fiscal 2002 loss from discontinued retail operations, net of tax, was $3.3 million compared to $0.5 million in fiscal 2001. The increase related primarily to the store closure costs of $2.2 million pretax ($1.4 million after tax) under the 2002 Restructuring Plan. The $2.2 million charge resulted from fixed asset write-downs (primarily leasehold improvements) and lease termination cost related to the four stores identified for closure. In addition, the retail store gross margins in fiscal 2002 were slightly lower than fiscal 2001 and operating costs were higher.

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

        The following tables set forth certain unaudited financial data, including percentages of net sales, for the eight quarters ended April 30, 2003.

2003 Quarter Ended	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	Apr. 30, 2003
(in thousands)
Consolidated Statements of Operations Data:
Net sales	$33,307	$36,505	$25,582	$36,305
Cost of sales	19,359	21,740	15,608	20,205

Gross profit	13,948	14,765	9,974	16,100
Operating expenses:
Depreciation	1,276	1,275	1,383	1,175
Selling, general and administrative	10,608	11,031	10,144	10,617
Restructuring and asset impairment charges	3,814	76	(45)	(39)
Restatement expenses	—	1,254	1,275	5,640

Total operating expenses	15,698	13,636	12,757	17,393
Operating income (loss)	(1,750)	1,129	(2,783)	(1,293)
Interest income (expense)
Interest expense	(196)	(175)	(157)	(99)
Interest income	60	85	62	34

Net interest expense	(136)	(90)	(95)	(65)

Net income (loss) from continuing operations before income taxes	(1,886)	1,039	(2,878)	(1,358)
Income tax expense (benefit)	(641)	354	(508)	730 (1)

Net income (loss) from continuing operations	(1,245)	685	(2,370)	(2,088)
Income (loss) from discontinued retail operations, net of tax	(342)	(403)	(7,331)	1,096

Net income (loss)	$(1,587)	$282	$(9,701)	$(992)

2002 Quarter Ended	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	Apr. 30, 2002
(in thousands)
Consolidated Statements of Operations Data:
Net sales	$37,456	$42,556	$28,401	$52,700
Cost of sales	22,176	26,532	20,237	37,244

Gross profit	15,280	16,024	8,164	15,456
Operating expenses:
Depreciation	1,364	1,3,63	1,167	1,529
Selling, general and administrative	14,679	12,488	11,923	13,260
Restructuring and asset impairment charges	—	—	4,879	645

Total operating expenses	16,043	13,851	17,969	15,434
Operating income (loss)	(763)	2,173	(9,805)	22
Interest income (expense)
Interest expense	(536)	(428)	(382)	(385)
Interest income	8	12	45	67

Net interest expense	(528)	(416)	(337)	(318)

Net income (loss) from continuing operations before income taxes	(1,291)	1,757	(10,142)	(296)
Income tax expense (benefit)	(518)	702	(3,203)	704

Net income (loss) from continuing operations	(773)	1,055	(6,939)	(370)
Income (loss) from discontinued retail operations, net of tax	(406)	(709)	(1,563)	(668)

Net income (loss)	$(1,179)	$346	$(8,502)	$(1,038)

(1)
In the fourth quarter of fiscal 2003, a valuation allowance of $1.2 million was established to reduce deferred tax assets to their estimated realizable value.

2003 Quarter Ended	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	Apr. 30, 2003
(in thousands)
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1%	59.6%	61.0%	55.7%

Gross profit	41.9%	40.4%	39.0%	44.3%
Operating expenses:
Depreciation	3.8%	3.5%	5.4%	3.2%
Selling, general and administrative	31.8%	30.2%	39.7%	29.2%
Restructuring and asset impairment charges	11.5%	0.2%	(0.2)%	(0.1)%
Restatement expenses	—	3.4%	5.0%	15.5%

Total operating expenses	47.1%	37.3%	49.9%	47.8%

Operating income (loss)	(5.2)%	3.1%	(10.9)%	(3.5)%
Interest income (expense)
Interest expense	(0.6)%	(0.5)%	(0.6)%	(0.3)%
Interest income	0.2%	0.2%	0.2%	0.1%

Net interest expense	(0.4)%	(0.3)%	(0.4)%	(0.2)%

Net income (loss) from continuing operations before income taxes	(5.6)%	2.8%	(11.3)%	(3.7)%
Income tax expense (benefit)	(1.9)%	1.0%	(2.0)%	2.0%

Net income (loss) from continuing operations	(3.7)%	1.8%	(9.3)%	(5.7)%
Income (loss) from discontinued retail operations, net of tax	(1.0)%	(1.1)%	(28.7)%	3.0%

Net income (loss)	(4.7)%	0.7%	(38.0)%	(2.7)%

2002 Quarter Ended	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	Apr. 30, 2002
(in thousands)
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2%	62.3%	71.3%	70.7%

Gross profit	40.8%	37.7%	28.7%	29.3%
Operating expenses:
Depreciation	3.6%	3.2%	4.1%	2.9%
Selling, general and administrative	39.2%	29.3%	42.0%	25.2%
Restructuring and asset impairment charges	—	—	17.2%	1.2%

Total operating expenses	42.8%	32.5%	63.3%	29.3%

Operating income (loss)	(2.0)%	5.2%	(34.6)%	0.0%
Interest income (expense)
Interest expense	(1.4)%	(1.0)%	(1.3)%	(0.7)%
Interest income	—	—	0.2%	0.1%

Net interest expense	(1.4)%	(1.0)%	(1.1)%	(0.6)%

Net income (loss) from continuing operations before income taxes	(3.4)%	4.2%	(35.7)%	(0.6)%
Income tax expense (benefit)	(1.4)%	1.6%	(11.3)%	0.1%

Net income (loss) from continuing operations	(2.0)%	2.6%	(24.4)%	(0.7)%
Income (loss) from discontinued retail operations, net of tax	(1.1)%	(1.7)%	(5.5)%	(1.3)%

Net income (loss)	(3.1)%	0.9%	(29.9)%	(2.0)%

Liquidity and Capital Resources

        Net cash provided by operating activities in fiscal 2003 was $18.7 million. The net loss of $12 million included significant non-cash charges, including depreciation of $5.9 million, restructuring and asset impairment charges of $4 million and losses on the disposal of fixed assets for both continuing operations and discontinued retail operations of $4.5 million. The restructuring and asset impairment charges were recorded as part of our 2002 and 2003 Restructuring Plans. Items that increased cash included a decrease in accounts receivable of $17.6 million due to increased collections and decreased sales, a decrease in prepaid expenses and other current assets of $6.3 million that was primarily due to a $5.1 million federal income refund received in fiscal 2003 and increases in accounts payable and accrued liabilities of $2.5 million. These items were partially offset by an increase in inventory of $8.3 million. The increase in inventory consisted primarily of an increase of approximately $10.2 million related to our core merchandise, offset by a decrease of approximately $2.6 million related to our specialty retail merchandise.

        Net cash provided by operating activities in fiscal 2002 was $26.2 million. The net loss of $10.4 million included significant non-cash charges, including depreciation and amortization of $6.6 million, non-cash restructuring and asset impairment charges of $5.5 million, inventory write-downs of $3.3 million related to our 2002 restructuring plan and deferred income taxes of $1.9 million. The restructuring and asset impairment charges and inventory write-downs were recorded as part of our 2002 Restructuring Plan. Items that increased cash included a decrease in inventory of $26.2 million and a decrease in accounts receivable of $1.9 million. Approximately $15.0 million of the decrease in inventory related to core merchandise, $5.8 million related to specialty retail merchandise, $2.8 million related to footwear and accessories, $0.6 million related to retail stores and e-commerce, $0.5 million in embroidery work in process and other and $1.5 million in our European operations. The decrease in inventory in fiscal 2002 resulted from the implementation of our restructuring plan as well as our planned reduction in inventory levels to align inventories with our sales expectations. These items were partially offset by an increase in prepaid expenses and other current assets of $6.9 million and the timing of payments for certain payables.

        Net cash used in investing activities was $2.4 million in fiscal 2003 and was primarily due to purchases of capital equipment of approximately $2.8 million, partially offset by a decrease in trademarks and patents and proceeds from fixed asset disposals and disposals related to discontinued retail operations of $0.4 million. Net cash used in investing activities was $2.4 million in fiscal 2002 and was primarily due to purchases of capital equipment of approximately $2.3 million.

        Net cash used in financing activities was $4.4 million in fiscal 2003. This resulted primarily from principal payments under capital leases of $4.5 million, partially offset by the sale of $0.1 million of common stock under the employee stock purchase plan. Net cash used in financing activities was $25.0 million in fiscal 2002. This resulted from net repayments of debt of $22.4 million and principal payments under capital leases of $2.8 million. These decreases were partially offset by the sale of $0.2 million of common stock under the employee stock purchase plan.

        Capital expenditures of approximately $2.5 million are planned for fiscal 2004, including amounts for information technology initiatives, computer hardware, software, and furniture and office equipment. In addition, we will be required to pay $4 million in cash upon finalization of the settlement of the shareholder lawsuits. We expect this payment to be made in fiscal 2004.

        On March 13, 2003, we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced our previous line of credit with Washington Mutual Bank that expired on March 31, 2003. We entered into our previous loan agreement with Washington Mutual Bank in March 2002, which included Bank of America, N.A. as a co-lender. Effective January 23, 2003, we renewed and modified our loan agreement to reduce the line of credit to $20 million and allow the co-lender, Bank of America N.A. to exit the agreement.

        Our current loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times; and capital expenditures are not to exceed $3 million in the fiscal year 2003 and $2.5 million in fiscal years 2004 and 2005. We were in compliance with these covenants at April 30, 2003. Our loan agreement with Wells Fargo contains no requirement for a cash collateral account.

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

        The following is a summary of our contractual obligations as of April 30, 2003:

Contractural Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(in thousands)
Operating leases	$3,359	$6,962	$6,605	$10,581	$27,507
Letters of credit	8,651	—	—	—	8,651
Capital leases	1,887	749	—	—	2,636
Retention bonuses	2,461	64	—	—	2,525
Restructuring liabilities	1,292	2,535	—	—	3,827

	$17,650	$10,310	$6,605	$10,581	$45,146

Foreign Currency Exchange Risk

        We do not currently use derivative financial instruments to reduce our exposure to changes in foreign exchange rates. In conjunction with the closing of our European operations, we have some remaining assets and liabilities denominated in Euros. These balances are not material to our consolidated financial statements. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject for foreign currency transaction gains and losses.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts and Returns

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for returns, which is included with the allowance for doubtful accounts on our balance sheets.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season golf and specialty retail merchandise. The net realizable value of the out-of-season merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional allowances may be required.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

        We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The financial statements required pursuant to this item are filed under Part IV, Item 16(a)(1) of this report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 16(a)(2) of this report.

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

Item 14.    Controls and Procedures

        Evaluation of the Company's Controls and Procedures.    Within the 90 days prior to the date of this Annual Report on Form 10-K (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission require that we present in this section of our Annual Report on Form 10-K the conclusions of our CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

        CEO and CFO Certifications.    Appearing immediately following the Signatures section of this Annual Report on Form 10-K are two separate forms of "Certifications" of the CEO and CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This portion of our Annual Report on Form 10-K is our disclosure of the results of our Controls Evaluation, referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

        Limitations on the Effectiveness of Controls.    Our management, including, without limitation, our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide this reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        As stated above, Management, including the CEO and CFO, evaluated the effectiveness of our Disclosure Controls as of the Evaluation Date. That evaluation included inquiring of senior managers whether our records and reports were correct and complete. It also included an independent accounting firm performing an initial review of our internal controls. This review was based on employees' reports of their processes. The review has indicated some areas for improvement, and we are planning follow-up activities as well as continuing the accounting firm's review.

        In previous periods, our evaluation emphasized our investigation into accounting irregularities and errors leading to the restatement of certain of our historical financial statements. With the assistance of our legal advisors, special legal counsel and the accountants for the special legal counsel, we conducted an investigation for any errors in our financial statements, which would in turn lead to identifying data errors, controls problems or acts of fraud and to confirming that appropriate corrective action, including process improvements, was being undertaken. Our independent auditors also performed numerous tests to satisfy themselves on the same issues.

        Conclusions.    As reported in Note 1 to our financial statements, we restated our financial results for the fiscal years ended April 30, 2000 and 2001, and for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, as a result of accounting irregularities stemming from a failure of our internal controls and procedures. During the course of our restatement, our independent auditors indicated to us that they believe there was a material weakness in our Internal Controls, as evidenced by the ability of our former management to override our Internal Controls.

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

        After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel's accountants, as of the Evaluation Date we had not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the period fiscal year ended April 30, 2003 and up to the Evaluation Date, our Internal Controls are effective to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Based on the same factors, the CEO and CFO believe that our Disclosure Controls are effective to ensure that material information is made known to management, including the CEO and CFO, particularly during the period in which this annual report on Form 10-K is being prepared. However, we see areas where additional controls would provide welcome additional assurance. We intend to continue to assess our controls and to improve them. We do not yet have formal written controls and procedures in place for all of our internal operations. We engaged a firm of accountants to assist us in the documentation of our controls and procedures. This work is the first phase of establishing our internal audit function. Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls' effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

Item 15.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference to the information contained in the "Audit Committee Report" section of our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 16.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.    Financial Statements, Financial Statement Schedules:

		Page
1.	Consolidated Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	31
	Consolidated Balance Sheets as of April 30, 2003 and 2002	32
	Consolidated Statements of Operations for the years ended April 30, 2003, 2002 and 2001	33
	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2003, 2002 and 2001	34
	Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002 and 2001	35
	Notes to Consolidated Financial Statements	36
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts	57

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.
3.	Exhibits
Exhibits required by Item 601 of Regulation S-K:
	Exhibit No.
	3.1	Restated Articles of Incorporation (3.1)(1)
	3.2	[Amended and Restated] Bylaws (filed herewith)
	4.1	Specimen Common Stock Certificate (4.1)(1)
	10.1	Lease dated April 15, 1998 between Whitmac Company and Cutter & Buck Inc. (10.18)(2)
	10.2	Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (10.19)(3)
	10.3
		First Amendment dated October 6, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended January 31, 2000)
	10.4	Lease dated November 13, 2000 between University Street Properties VI, LLC and Cutter & Buck Inc. (10.18)(4)
	10.5	Lease dated April 30, 2002 between Adobe Systems Incorporated and Cutter & Buck Inc. (10.22)(5)
	10.6	Lease dated May 16, 2001 between Zelman Renton, LLC and Cutter & Buck Inc. (10.23)(5)
	10.7	Amendment dated May 16, 2001 to lease dated May 27, 1999 (See Exhibit 10.3) between Zelman Renton, LLC and Cutter & Buck Inc. (10.24)(5)
	10.8	1991 Stock Option Plan (10.9)(1)
	10.9	1995 Nonemployee Director Stock Incentive Plan (10.10)(1)

10.10	1995 Employee Stock Option Plan (10.11)(1)
10.11	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-80783))
10.12	1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43145))
10.13	1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-88627))
10.14	2000 Transition Stock Incentive Plan for Officers (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.15	2000 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.16	Stock Bonus Plan (10.16)(2)
10.17	Change in Control Agreement as amended July 10, 2003 between Cutter & Buck Inc. and Frances M. Conley (filed herewith)
10.18	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Jim C. McGehee (10.18)(5)
10.19	Change in Control Agreement as amended November 15, 2002 between Cutter & Buck Inc. and Ernest R. Johnson (filed herewith)
10.20	Loan Agreement dated March 10, 2003 between Cutter & Buck Inc. and Wells Fargo Bank, N.A. and Century Business Credit Corporation, and supporting documents (10.5)(6)
10.21	Retention Incentive Program (10.26)(5)
10.22	Retention Incentive Grant Letter dated March 24, 2003 from the Compensation Committee of the Company's Board of Directors to Frances M. Conley (10.4)(6)
10.23	Retention Incentive Grant Letter dated September 25, 2002 from the Company to Jim C. McGehee (10.2)(6)
10.24	Retention Incentive Grant Letter dated November 15, 2002 from the Company to Ernest R. Johnson (filed herewith)
10.25	Memorandum of Understanding dated June 13, 2003 between Cutter & Buck, Inc., Harvey N. Jones and Stephen S. Lowber and the Lead Plaintiff Tilson Growth Fund (filed herewith).
10.26†	Endorsement Agreement dated July 15, 2003 between Cutter & Buck, Inc. and Esch & Stam Inc. regarding Annika Sorenstam (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)
99.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†
CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.

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

(5)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-K for the year ended April 30, 2002.

(6)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 8-K on July 3, 2003.

b.    Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended April 30, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders Cutter & Buck Inc.

        We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutter & Buck Inc. at April 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Seattle, Washington
June 20, 2003

CONSOLIDATED BALANCE SHEETS

	April 30, 2003	April 30, 2002
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$18,864	$6,989
Accounts receivable, net of allowances for doubtful accounts and returns of $3,746 at April 30, 2003 and $4,239 at April 30, 2002	24,333	41,904
Inventories, net	34,539	26,208
Deferred income taxes	3,586	3,525
Prepaid expenses and other current assets	4,740	10,764

Total current assets	86,062	89,390
Furniture and equipment, net	8,894	16,444
Deferred income taxes	178	—
Other assets	544	935

Total assets	$95,678	$106,769

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,381	$7,273
Accrued liabilities	12,245	6,854
Current portion of capital lease obligations	1,732	3,213
Other current liabilities	82	126

Total current liabilities	20,440	17,466
Capital lease obligations, less current portion	702	3,716
Deferred income taxes	—	1,850
Other liabilities	2,548	343
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,634,132 issued and outstanding at April 30, 2003 and 10,589,810 at April 30, 2002	64,805	64,525
Deferred compensation	(37)	(349)
Retained earnings	7,220	19,218

Total shareholders' equity	71,988	83,394

Total liabilities and shareholders' equity	$95,678	$106,769

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended April 30,	2003	2002	2001
(in thousands, except per share amounts)
Net sales	$131,699	$161,113	$172,853
Cost of sales	76,912	106,189	104,134

Gross profit	54,787	54,924	68,719
Operating expenses:
Depreciation	5,109	5,423	4,340
Selling, general and administrative	42,400	52,350	53,429
Restructuring and asset impairment	3,806	5,524	—
Restatement expenses	8,169	—	—

Total operating expenses	59,484	63,297	57,769

Operating income (loss)	(4,697)	(8,373)	10,950
Interest income (expense)
Interest expense	(627)	(1,731)	(1,354)
Interest income	241	132	98

Net interest expense	(386)	(1,599)	(1,256)

Income (loss) from continuing operations before income taxes	(5,083)	(9,972)	9,694
Income tax expense (benefit)	(65)	(2,945)	3,684

Net income (loss) from continuing operations	(5,018)	(7,027)	6,010
Loss from discontinued retail operations, net of tax	(6,980)	(3,346)	(538)

Net income (loss)	$(11,998)	$(10,373)	$5,472

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.47)	$(0.66)	$0.57
Net loss from discontinued retail operations	$(0.66)	$(0.32)	$(0.05)
Net earnings (loss)	$(1.13)	$(0.98)	$0.52
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.47)	$(0.66)	$0.57
Net loss from discontinued retail operations	$(0.66)	$(0.32)	$(0.05)
Net earnings (loss)	$(1.13)	$(0.98)	$0.52

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Deferred Compensation	Retained Earnings
	Shares	Amount				Total
(in thousands, except share amounts)
Balance, April 30, 2000	10,344,672	$62,645	$(211)	$24,119	$(332)	$86,221
Stock issued under employee stock purchase plan	39,514	261	—	—	—	261
Exercise of stock options	15,250	121	—	—	—	121
Expense relating to stock options granted to non-employee	—	32	—	—	—	32
Deferred compensation relating to restricted stock grants	140,076	1,114	(1,114)	—	—	—
Amortization of deferred compensation	—	—	356	—	—	356
Tax benefit on exercise of stock options	—	14	—	—	—	14
Net income	—	—	—	5,472	—	5,472
Foreign currency translation	—	—	—	—	(128)	(128)

Comprehensive income	—	—	—	—	—	5,344

Balance, April 30, 2001	10,539,512	64,187	(969)	29,591	(460)	92,349
Stock issued under employee stock purchase plan	46,829	182	—	—	—	182
Exercise of stock options	3,469	5	—	—	—	5
Tax benefit on exercise of stock options	—	5	—	—	—	5
Expense relating to stock options granted to non-employee	—	65	—	—	—	65
Stock-based compensation	—	81	(81)			—
Amortization of deferred compensation	—	—	701	—	—	701
Net loss	—	—	—	(10,373)	—	(10,373)
Foreign currency translation					(80)	(80)
Foreign currency translation loss recognized	—	—	—	—	540	540

Comprehensive loss	—	—	—	—	—	(9,913)

Balance, April 30, 2002	10,589,810	64,525	(349)	19,218	—	83,394
Stock issued under employee stock purchase plan	25,213	81	—	—	—	81
Exercise of stock options	3,844	7	—	—	—	7
Expense relating to stock options granted to non-employees	—	47	—	—	—	47
Non-cash compensation expense	—	79	—			79
Deferred compensation relating to restricted stock grants	15,265	63	(63)	—	—	—
Amortization of deferred compensation	—	—	375	—	—	375
Tax benefit on exercise of stock options	—	3	—	—	—	3
Net loss	—	—	—	(11,998)	—	(11,998)

Balance, April 30, 2003	10,634,132	$64,805	$(37)	$7,220	$—	$71,988

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended April 30,	2003	2002	2001
(in thousands)
Operating activities:
Net income (loss)	$(11,998)	$(10,373)	$5,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,872	6,591	5,066
Deferred income taxes	—	1,923	(1,284)
Deferred gain on sale and leaseback of capital assets	(144)	(90)	384
Loss on disposals of furniture and equipment	311	—	—
Loss on disposal of discontinued retail operations	4,158	—	—
Amortization of deferred compensation	375	620	356
Noncash compensation expense	126	65	32
Noncash restructuring and asset impairment charges	4,035	5,477	—
Inventory write-downs related to restructuring	—	3,336	—
Changes in assets and liabilities:
Accounts receivable, net	17,571	1,914	(4,398)
Inventories, net	(8,331)	26,231	(13,614)
Prepaid expenses and other current assets	4,179	(6,922)	(1,739)
Accounts payable and accrued liabilities	2,500	(2,817)	2,120
Other liabilities	—	243	—
Income taxes payable	—	—	(1,947)

Net cash provided by (used in) operating activities	18,654	26,198	(9,552)
Investing activities:
Purchases of furniture and equipment	(2,820)	(2,257)	(9,241)
Proceeds from sales and leaseback of capital assets	—	—	6,746
Proceeds from disposals of furniture and equipment	298	—	—
Decrease (increase) in trademarks, patents and marketing rights	147	(114)	(456)

Net cash used in investing activities	(2,375)	(2,371)	(2,951)
Financing activities:
Net proceeds from (repayments of) short term borrowings	—	(18,785)	15,043
Net repayments of long-term debt	—	(3,571)	—
Principal payments under capital lease obligations	(4,495)	(2,784)	(2,210)
Issuance of common stock	91	187	396

Net cash provided by (used in) financing activities	(4,404)	(24,953)	13,229
Effects of foreign exchange rate on changes in cash	—	43	(20)

Net increase (decrease) in cash and cash equivalents	11,875	(1,083)	706
Cash and cash equivalents, beginning of period	6,989	8,072	7,366

Cash and cash equivalents, end of period	$18,864	$6,989	$8,072

Supplemental information:
Cash paid during the year for interest	$465	$1,490	$875

Cash paid during the year for income taxes	$149	$344	$7,195

Noncash financing and investing activities:
Equipment acquired under capital leases	$—	$202	$8,043

Deferred compensation for issuance of restricted stock	$63	$—	$1,114

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Cutter & Buck Inc. (the "Company") designs, sources and markets men's and women's sportswear, fashion and outerwear apparel. The Company's trade customers are principally golf pro shops and resorts, corporate accounts and specialty retail stores. Through the end of April 2003, the Company also operated Company-owned retail stores. These stores were closed by April 30, 2003 and are presented as discontinued operations throughout the consolidated financial statements (Note 10).

        The Company has two wholly-owned subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH established for the purpose of direct marketing, sales and distribution of Cutter & Buck sportswear, fashion and outerwear in Europe. These subsidiaries ceased operations on April 30, 2002 in conjunction with the 2002 Restructuring Plan (Note 8). The Company continues to do business in Europe through a royalty-based licensing agreement with a third party.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        The Company considers all short-term investments with maturities of 90 days or less at purchase to be cash equivalents.

Accounts Receivable

        The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the Consolidated Balance Sheets, consists of amounts due from customers net of an allowance for doubtful accounts and returns. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. The allowance for returns is determined by an analysis of the historical rate of returns. The Company's historical determination of allowances have not differed materially from actual results.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined under the weighted average method. A detailed analysis of inventory is performed on a quarterly basis to identify slow-moving and out-of-season merchandise. The net realizable value of this merchandise is estimated based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of slow-moving merchandise to its estimated net realizable value.

Samples

        The Company capitalizes the costs of merchandise samples that relate to goods to be sold in future selling seasons. These samples are amortized on a straight-line basis over the respective selling seasons of six months. The amortization of samples is charged to selling expenses over the revenue-generating period.

Furniture and Equipment

        Furniture and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Machinery and equipment are depreciated over three to seven years. Furniture and equipment are depreciated over three to five years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated economic useful life of the asset, generally five to ten years. Furniture and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the estimated economic useful life of the asset. Store fixtures are depreciated on a straight-line basis over three years.

Income Taxes

        The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the balance of these assets will not be fully realizable.

Fair Value of Financial Instruments

        The fair value of the Company's capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of these financial instruments at April 30, 2003 and 2002 approximated fair value. The carrying amount of cash equivalents, accounts receivable and accounts payable also approximates fair value.

Long-lived Assets

        The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) in the first quarter of fiscal 2003. Accordingly, the carrying value of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. The Company records an impairment charge for the excess of the carrying value of an asset over its estimated fair value. The Company estimates the fair value of assets by determining estimates of future cash flows, third-party valuation or other measures as it deems appropriate.

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

Revenue Recognition

        Revenue, net of promotional discounts and rebates, is recognized at the time the product is shipped to the customer, and revenue from our Company-owned retail stores was recognized when product was sold to customers. The terms and conditions of sales agreements specify that possession and risk of loss passes to customers when the product is delivered to a third-party carrier. However, in cases where goods are shipped to customers prematurely, revenue is not recognized until the time the goods would have normally been shipped to the customer. There is generally no right to return for customers, other than for defective products. Under certain circumstances the Company does accept customer returns as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded.

Cost of Sales

        Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight costs, import costs and embroidery costs as well as reserves for slow-moving and out-of-fashion merchandise. Inbound freight, import and embroidery costs totaled $23.8 million, $32.7 million and $30.6 million for the years ended April 30, 2003, 2002 and 2001, respectively. Purchasing and receiving costs, warehousing costs and other costs of distribution totaled $7.2 million, $9.4 million and $8.5 million for the years ended April 30, 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses.

Advertising

        Advertising costs are expensed as incurred. Advertising costs include trade marketing and advertising and cooperative advertising. Advertising expense is included within selling, general and administrative expenses and totaled $1.4 million, $3.1 million and $3.3 million for the years ended April 30, 2003, 2002 and 2001, respectively.

Foreign Currency Transactions and Translation

        Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Until April 30, 2002 when the Company ceased operations in Europe, translation adjustments resulting from this process were recorded as a component of comprehensive income. Beginning May 1, 2003, translation adjustments are recorded as a restructuring expense. Gains and losses from foreign currency transactions were zero in fiscal 2003, a loss of $4,000 in fiscal 2002 and a gain of $134,000 in fiscal 2001. The restructuring and asset impairment charge includes $43,000 related to the recognition of the foreign currency translation loss resulting from the substantial liquidation of the Company's European operations at April 30, 2003.

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value. The Company also has an Employee Stock Purchase Plan which allows eligible employees to purchase Company stock at a 15% discount from market price utilizing payroll deductions.

        If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company's net income (loss) and net earnings (loss) per share would have been as follows:

Year Ended April 30,	2003	2002	2001
(in thousands, except per share amounts)
Net income (loss), as reported	$(11,998)	$(10,373)	$5,472
Add: Stock-based compensation, as reported	79	81	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,591)	(1,999)	(1,105)

Pro forma net income (loss)	$(13,510)	$(12,291)	$4,367

Earnings (loss) per share:
Basic—as reported	$(1.13)	$(0.98)	$0.57
Basic—pro forma	$(1.27)	$(1.17)	$0.41
Diluted—as reported	$(1.13)	$(0.98)	$0.57
Diluted—pro forma	$(1.27)	$(1.17)	$0.41

        The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

Year Ended April 30,	2003	2002	2001
Risk-free interest rate	3.0%	4.9%	5.3%
Volatility	63%	65%	77%
Expected life	5 years	5 years	5 years
Weighted average fair value of option grants	$1.95	$4.24	$5.50

        The fair value for shares granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

Year Ended April 30,	2003	2002	2001
Risk-free interest rate	3.5%	4.7%	5.7%
Volatility	63%	65%	77%
Expected life	6 months	6 months	6 months
Weighted average fair value of Employee Stock Purchase Plan grants	$0.97	$1.21	$2.28

        Stock compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF No. 96-18). Accordingly, expense is recognized over the vesting period of the grant based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Reclassifications

        Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications primarily reflect the closure of the Company-owned retail stores. The historical results of retail operations are presented as discontinued retail operations (Note 10).

Derivatives and Hedging

        The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on May 1, 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The fair value of foreign exchange contracts is based on quoted market prices. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the transaction is completed and the related amounts are recorded as other income. The Company does not currently use derivative financial instruments to reduce its exposure to changes in foreign exchange rates and does not use derivative financial instruments for speculative or trading purposes. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, it is subject to foreign currency transaction gains and losses.

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

This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this pronouncement in the first quarter of the Company's fiscal 2003 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 prospectively on January 1, 2003 which did not have a material impact on the Company's consolidated results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure". The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company adopted SFAS No. 148 for its fiscal year ending April 30, 2003. Adoption of this pronouncement did not have a material effect on the Company's consolidated results of operations or financial position.

Note 2.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following:

April 30,	2003	2002
(in thousands)
Prepaid expenses and other current assets	$2,013	$3,515
Refundable income taxes	2,205	6,546
Samples	522	703

	$4,740	$10,764

Note 3.    Furniture and Equipment

        Furniture and equipment consisted of the following:

April 30,	2003	2002
(in thousands)
Leasehold improvements	$1,348	$6,489
Machinery and equipment	7,484	8,339
Store fixtures	7,836	7,874
Furniture and other fixtures	11,797	11,980

	28,465	34,682
Less accumulated depreciation and amortization	(19,580)	(18,414)
Construction in progress	9	176

	$8,894	$16,444

        The total cost of leased equipment capitalized at April 30, 2003 and 2002 was $8.2 million and $12.1 million, respectively, with related accumulated amortization of $4.9 million and $5.2 million, respectively.

Note 4.    Debt

        On March 13, 2003, the Company entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced the Company's previous line of credit with Washington Mutual Bank, which expired on March 31, 2003. The Company entered into its previous loan agreement with Washington Mutual Bank in March 2002, which included Bank of America, N.A. as a co-lender. Effective January 23, 2003, the Company renewed and modified its loan agreement to reduce the line of credit from $35 million to $20 million and allow the co-lender, Bank of America N.A. to exit the agreement.

        The availability of funds under the current revolving line of credit is determined by a borrowing formula, and advances on the line are to be used for general corporate purposes. Interest on advances is charged at either the LIBOR rate plus 2.75% or the Wells Fargo Bank reference rate, each as defined in the loan agreement, at the borrower's election. The line of credit expires on March 12, 2005, and may be renewed annually thereafter or terminated under the terms of the agreement. The line is collateralized by a security interest in the Company's accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million, working capital of at least $35 million at all times; and capital expenditures are not to exceed $3 million in the fiscal year 2003 and $2.5 million in fiscal years 2004 and 2005. The Company was in compliance with these covenants at April 30, 2003. At April 30, 2003, letters of credit outstanding against this line of credit totaled approximately $8.7 million and there were no working capital advances outstanding. At April 30, 2002, letters of credit outstanding against the previous line of credit totaled approximately $12.4 million and there were no working capital advances outstanding.

Note 5.    Income Taxes

        The foreign and domestic components of income (loss) from continuing operations before income taxes were as follows:

Year Ended April 30,	2003	2002	2001
(in thousands)
Domestic	$(5,083)	$(5,069)	$10,862
Foreign	—	(4,903)	(1,168)

	$(5,083)	$(9,972)	$9,694

        The provision (benefit) for income taxes on continuing operations consisted of the following:

Year Ended April 30,	2003	2002	2001
(in thousands)
Current tax provision (benefit):
Federal	$(214)	$(3,850)	$4,567
State	149	(351)	275

	(65)	(4,201)	4,842
Deferred federal tax provision (benefit)	—	1,256	(1,158)

	$(65)	$(2,945)	$3,684

        The provision for income taxes on continuing operations differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

Year Ended April 30,	2003	2002	2001
(in thousands)
Tax provision (benefit) at federal statutory tax rate	$(1,627)	$(3,391)	$3,296
Non-deductible expenses	63	292	39
Valuation allowance	1,186	—	—
State income tax (benefit), net of federal benefit	98	(297)	115
Other	215	451	234

	$(65)	$(2,945)	$3,684

        Significant components of the Company's deferred tax assets and liabilities are as follows:

April 30,	2003	2002
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts and returns	$1,351	$1,285
Reserve for inventory obsolescence	573	375
Restructuring and asset impairment accruals	1,413	1,342
Unicap	895	499
Settlement payment	1,480	—
Other	189	214

Total deferred income tax assets	5,901	3,715
Valuation allowance	(1,186)	—

Total deferred income tax assets, net	4,715	3,715
Deferred income tax liabilities:
Depreciation	(595)	(1,531)
Prepaid expenses and other	(58)	(13)
Capitalized system costs	(298)	(496)

Total deferred income tax liabilities	(951)	(2,040)

Net deferred income tax assets	$3,764	$1,675

        As of April 30, 2003, the Company established a valuation allowance of $1.2 million to reduce its deferred tax assets to their estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will not realize the full benefit of its deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

Note 6.    Commitments

        The Company leases its office facilities, a distribution center and certain office equipment under operating leases, most of which contain renewal options. Total rent expense amounted to $3.5 million, $3.4 million and $2.2 million for the years ended April 30, 2003, 2002, and 2001 respectively. The Company sub-leases unused space within its distribution center and office facilities. Sublease rental income amounted to $0.7 million for the year ended April 30, 2003 and was zero for the years ended April 30, 2002 and 2001.

        On January 24, 2001, the Company entered into a sale and leaseback agreement for approximately $6.7 million of capital assets. The resulting commitment is accounted for as a capital lease, with terms between three and five years. The Company deferred a gain of approximately $0.4 million, which is being amortized in proportion to the amortization of the leased assets.

        Future minimum obligations, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2003:

Year Ended April 30,	Capital Leases	Operating Leases
(in thousands)
2004	$1,887	$3,359
2005	634	3,500
2006	115	3,462
2007	—	3,345
2008	—	3,260
Thereafter	—	10,581

Minimum lease obligations	2,636	27,507
Less sublease obligations	—	(8,196)

Total minimum lease obligations	2,636	$19,311

Less amount representing interest	(202)

Present value of net minimum lease obligations	2,434
Less: current portion	(1,732)

Long-term portion	$702

Note 7.    Related Party Transactions

        On April 25, 2002 the Company entered into a Transition and Release Agreement with a former officer and director, pursuant to which this former officer executed promissory notes in favor of the Company in the amounts of $80,000 and $165,223. Under the terms of this Agreement, the Company is required to cancel the $80,000 promissory note if certain conditions are met as of May 11, 2003. Effective May 14, 2003, the Company entered into a "standstill" agreement with this former officer. Under the terms of the standstill agreement, the Company and this former officer have agreed to postpone any determination of their respective rights and obligations under the Transition and Release Agreement until March 14, 2004. The standstill agreement may be terminated at an earlier date by either party. The remaining note is payable on or before October 31, 2005 with interest payments due quarterly beginning on October 31, 2002, or at such earlier date of termination if the agreement is terminated for cause. The notes bear interest at the Prime rate plus 3%, and may be prepaid without penalty. The notes are recorded in accounts receivable. Also pursuant to this Transition and Release Agreement, the Company cancelled 50,000 granted but unvested options to acquire Company common stock.

        The Company also has a loan arrangement with another former officer for which the contractually stated amount totals $286,518. The loan, which is recorded in accounts receivable, bears interest at the Prime rate plus 3% and is due on demand.

Note 8.    Restructuring, Asset Impairment and Retail Store Closure Expenses

        The Company has two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing the Company's wholly-owned European subsidiary, refining the Company-owned retail store strategy, closing four Company-owned retail stores, consolidating and restructuring the women's line sales forces, discontinuing certain product lines and recording losses on subleases of excess warehouse capacity. The 2003 Restructuring Plan covered the closure of ten additional retail stores, so that all Company-owned retail stores would be closed by April 30, 2003. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining the Company's retail strategy and closing its retail stores, are included in Restructuring and Asset Impairment Expenses. Costs associated with the 2003 Restructuring Plan and the costs associated with refining the Company's retail strategy and closing its retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations.

  (a)
  2002 Restructuring Plan

        In the third quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its operating costs, streamline its organizational structure and focus on those areas of its business that it believes will provide the greatest growth and profit opportunities. The major initiatives of this restructuring plan included closing the Company's wholly-owned European subsidiary, Cutter & Buck (Europe) B.V. and establishing a third-party licensing relationship to serve key European markets, refining the Company-owned retail store strategy, closing four under-performing Company-owned retail stores in fiscal 2003, consolidating and restructuring the women's line sales forces, discontinuing the golf shoe business, discontinuing the dressier side of the women's line, recording losses on subleases of excess warehouse capacity at the Company's distribution center and making certain management changes. As a result of implementing the 2002 Restructuring Plan, charges of approximately $4.6 million and $8.5 million were recorded for the years ended April 30, 2003 and 2002, respectively.

        The components of the 2002 Restructuring Plan charges were as follows:

Year Ended April 30,	2003	2002
(in thousands)
Lease obligations	$4,162	$1,047
Asset impairment	338	4,987
Termination benefits	(121)	1,026
Foreign currency translation loss	43	540
Other restructuring costs	139	920

Total charges under 2002 Restructuring Plan	4,561	8,520
Reclassified to discontinued retail operations	(755)	(2,996)

Restructuring and asset impairment expense related to continuing operations	$3,806	$5,524

        Of the total $4.6 million restructuring charge recorded for the year ended April 30, 2003, $3.3 million related to losses on subleases of excess warehouse capacity at the Company's distribution center, $0.8 million related to lease termination costs for the four stores identified for closure, $0.5 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets.

        Included in the total $8.5 million restructuring charge recorded in fiscal 2002 is a charge related to closing the Company's European subsidiary of approximately $2.9 million. This component of the charge included termination and severance benefits, reserves necessary to write down that operation's receivables due to lower than anticipated recoveries, the write down of other current assets, furniture and equipment and leasehold improvements to net realizable value, the recognition of accumulated translation losses and other costs resulting from closing the European subsidiary. Effective May 1, 2002, the Company entered into a royalty-based license agreement with Eurostyle Ltd. (Eurostyle) to distribute its men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002 the Company also entered into an asset purchase agreement with Eurostyle to sell them inventory, certain accounts receivable balances and fixtures for a total purchase price of $1.1 million. This agreement covered substantially all of the remaining inventory in Europe, fixturing, furniture and equipment. Under the terms of the agreement, the total purchase price is paid in installments which were substantially completed subsequent to April 30, 2003.

        Also included in the $8.5 million charge recorded in fiscal 2002 is a charge of approximately $3 million related to refining the Company's retail store strategy. The Company decided to close three under-performing stores in fiscal 2003 and close a fourth store at its lease escape date. The net book value of the assets of another full-price store were written down to their estimated fair value. The $3.1 million charge included store fixed asset write-downs (primarily leasehold improvements for all five stores), lease termination costs and store closure costs for the four stores the Company intended to close.

        The 2002 Restructuring Plan also included (i) consolidating and restructuring the women's line sales force, resulting in a charge of $1.4 million relating to the write-off of commission draws and sample receivable balances; (ii) discontinuation of the golf shoe business as well as the dressier side of the women's business, resulting in a charge of $0.4 million relating to the write-off of prepaid sample expenses for the Fall 2002 specialty retail line and termination benefits; (iii) a charge of $0.4 million relating to the transition of two former executives; (iv) a charge of $0.3 million relating to losses on the sublease of excess warehouse capacity; and (v) $0.1 million for other restructuring costs.

        For the year ended April 30, 2002, activity in the accrued liability account associated with the cash portion of the restructuring charges consisted of the following:

	Total Accrued Liabilities	Payments	Balance at April 30, 2002
(in thousands)
Lease obligations	$1,177	$—	$1,177
Termination benefits	945	(139)	806
Other restructuring costs	921	(172)	749

	$3,043	$(311)	$2,732

        For the year ended April 30, 2003, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2002	Subsequent Accruals, Net	Subsequent Payments	Balance at April 30, 2003	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease obligations	$1,177	$4,162	$(2,484)	$2,855	$320	$2,535
Termination benefits	806	(121)	(685)	—	—	—
Other restructuring costs	749	231	(907)	73	73	—

	$2,732	$4,272	$(4,076)	$2,928	$393	$2,535

        Total severance and termination benefits as a result of the 2002 Restructuring Plan related to approximately 63 employees, all of whom have been terminated. Total cash paid for severance and termination benefits was approximately $0.7 million.

  (b)
  2003 Restructuring Plan

        In the third quarter of fiscal 2003 the Company announced plans to close its remaining ten retail stores by April 30, 2003. All stores were closed by April 30, 2003 and a charge of $8.4 million was recorded through April 30, 2003 relating to store closure expenses for these ten stores. This charge included lease termination costs, termination and severance benefits paid as a result of the involuntary termination of 88 employees located at both the retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of the retail stores.

        For the year ended April 30, 2003, the components of the 2003 Restructuring Plan charges were as follows:

(in thousands)
Lease obligations	$3,762
Asset impairment	3,487
Termination benefits	255
Other restructuring costs	934

$8,438

        Activity in the accrued liability associated with the cash portion of the charges in the 2003 Restructuring Plan consisted of the following:

	Total Accrued Liabilities	Payments	Balance at April 30, 2003	Due Within 1 Year
(in thousands)
Lease obligations	$3,779	$(3,344)	$435	$435
Termination benefits	255	(224)	31	31
Other restructuring costs	721	(288)	433	433

	$4,755	$(3,856)	$899	$899

        As of April 30, 2003 all of the retail store employees had been terminated. Approximately $0.2 million in severance and termination benefits relating to the retail store closure was paid out by April 30, 2003 and the remainder was paid out in May 2003.

        By April 30, 2003, the closure of the Company-owned retail stores and settlement of related liabilities was substantially complete. The remaining $0.9 million accrued at April 30, 2003 will be settled in fiscal 2004.

        Store closure costs totaled $9.2 million in fiscal 2003 ($8.4 million under the 2003 Plan and $0.8 million under the 2002 Plan) and are included in discontinued retail operations as "loss on disposal." The $9.2 million was below the Company's previous estimate of $12 to $15 million pretax. The after-tax charge to earnings was approximately $6.9 million, also below the estimated after-tax charge range of $10 to $13 million. The Company successfully settled long-term lease arrangements at favorable amounts and incurred lower professional fees and other closure costs. The cash impact of the store closure costs was approximately $4.1 million after-tax, compared to the previous estimates of $5 to $7 million.

        In connection with the decision to close the retail stores the Company entered into an agreement with Hilco Merchant Resources, LLC (Hilco) to act as agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance the Company received a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco received a base fee of up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event, including store level operating expenses. To the extent the proceeds from the liquidation sales exceeded the sum of the guaranteed payment plus all liquidation expenses and Hilco's base fee, such excess proceeds are to be split 80% to us and 20% to Hilco. As of April 30, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.7 million. The $3.7 million has been recorded in discontinued retail operations and includes Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

Note 9.    Restatement Expenses

        The Company restated certain financial statements for irregularities and errors in fiscal 2002. The restatements required a thorough investigation of what occurred and a determination of the necessary corrective action. In addition to the extensive efforts of Company employees in this investigation, the Company utilized its regular outside legal counsel, special independent legal counsel, a forensic accounting firm, its independent auditors and other specialists for additional procedures. The resulting professional fees, accrued retention bonuses to certain key employees and amortization of the premium for the replacement Directors' and Officers' liability insurance totaled approximately $8.2 million for the year ended April 30, 2003. Included in this total is $4.0 million accrued for lawsuit settlement expenses and approximately $0.9 million accrued for retention bonuses. Retention bonuses will be accrued each period as they are earned through the term of the bonus plan, and total costs will aggregate to as much as $2.5 million, payable in fiscal 2004 and fiscal 2005. Although the restatement has been completed, the Company will continue to incur legal and other professional service costs in connection with finalizing the settlement of the shareholder lawsuits, the SEC investigation and the ongoing lawsuit against Genesis Insurance Company.

Note 10.    Discontinued Retail Operations

        In the fourth quarter of fiscal 2003, the closure of the Company-owned retail stores was completed as discussed in detail in Note 8 Restructuring, Asset Impairment and Retail Store Closure. The revenues and expenses associated with retail store operations have been presented as discontinued retail operations in the Statement of Operations for the year ended April 30, 2003 and prior periods. Included in the loss on disposal are asset impairment charges as described in Note 8.

        Loss from discontinued retail operations, loss on disposal and revenues were as follows:

April 30,	2003	2002	2001
(in thousands)
Loss from discontinued retail operations	$(124)	$(3,056)	$(868)
Income tax benefit	31	1,120	330

Net loss from discontinued retail operations	(93)	(1,936)	(538)
Loss on disposal	(9,193)	(2,226)	—
Income tax benefit	2,306	816	—

Net loss on disposal	(6,887)	(1,410)	—

Net loss from discontinued retail operations	$(6,980)	$(3,346)	$(538)

Revenues from discontinued retail operations	$18,293	$13,185	$9,881

        Revenues for fiscal 2003 include $4.6 million of net sales during the liquidation period, commencing with the date the Board of Directors decided to close the retail stores and ending when all stores were closed.

        Retail operations were included in the retail operating segment in prior periods. This operating segment also included the Company's e-commerce site, which is now included with the remaining wholesale operations to provide information used by the Company's chief operating decision maker in evaluating operating performance. The Company now has only one business segment, wholesale operations.

Note 11.    Shareholders' Equity

Preferred Stock

        The Company has authorized 6,000,000 shares of preferred stock, no par value. There was no preferred stock outstanding at April 30, 2003 and 2002.

Common Stock

        The Company has authorized 25,000,000 shares of common stock, no par value. 10,634,132 shares and 10,589,810 shares were outstanding at April 30, 2003 and 2002, respectively.

Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. As of April 30, 2003, 162,031 shares had been issued under that plan and 212,969 shares have been reserved for future issuance.

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

        A summary of the Company stock option activity and related information is as follows:

	2003		2002		2001
April 30,	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of year	1,720,694	$8.96	1,202,750	$10.52	850,000	$12.00
Granted	592,500	3.43	700,750	5.84	454,500	8.32
Exercised	(3,844)	1.86	(3,469)	1.44	(15,250)	7.92
Canceled	(822,815)	8.61	(179,337)	7.23	(86,500)	13.39

Balance, end of year	1,486,535	7.03	1,720,694	$8.96	1,202,750	$10.52

Exercisable at end of year	806,501	8.67	794,703	$10.64	530,362	$10.85

        The following information is provided for options outstanding and exercisable at April 30, 2003:

	Outstanding			Exercisable
		Weighted Average
					Weighted Average Exercise Price
Range of Exercise Price	Options	Remaining Contractual Life	Exercise Price	Options
$ 1.44—$ 3.92	516,640	6.92	$2.64	179,640	$1.18
4.33— 7.94	554,359	7.75	6.19	249,050	6.46
9.09— 12.50	178,390	4.92	10.64	159,640	9.58
13.67— 14.09	175,274	5.40	13.75	156,299	13.75
15.94— 17.25	61,872	5.99	16.30	61,872	16.30

        At April 30, 2003, 532,961 shares were available for future grant and 1,386,505 shares were reserved for future issuance.

Restricted Stock Plan

        The Company has a Stock Bonus Plan that permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. Up to 37,500 shares of Restricted Stock can be issued under the Stock Bonus Plan and no more than 11,250 shares of Restricted Stock can be issued to any one participant in any one year. Restricted stock may also be granted from the 1997 and 2000 stock option plans. Eligible employees are awarded the Restricted Stock at a 15% discount from market price. As of April 30, 2003, 185,296 shares of restricted stock had been issued from all plans, and 2,236 shares had been cancelled. Of these amounts, 37,603 shares had been issued under the Stock Bonus Plan, 1,128 shares had been cancelled, and 1,025 shares were reserved under this plan for future issuance. The Company has recorded deferred compensation related to restricted stock of $63,000, $0 and $1.1 million as of April 30, 2003, 2002, and 2001, respectively. These amounts are being amortized over the vesting period, 50% every six months for restricted stock granted in fiscal year 2003 and 25% every six months for restricted stock granted in fiscal years 2002 and 2001. Compensation expense relating to restricted stock awards was $0.3 million, $0.7 million and $0.4 million for the years ended April 30, 2003, 2002 and 2001, respectively.

Non-employee Stock Options

        In January 2001, the Company entered into a three-year endorsement agreement with a professional golfer. Under the terms of the agreement, the Company granted an option to purchase 60,000 shares of Company Common Stock that vest based on certain performance requirements. These options are accounted for at fair market value in accordance with EITF No. 96-18. The Company recorded marketing expense relating to stock options that vested as a result of achieving some of the performance requirements. The Company has also granted options to certain consultants that are also accounted for at fair market value and recorded as selling, general and administrative expense. The Company recorded expenses related to non-employee stock option grants of $47,000, $65,000 and $32,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

Stock-based Compensation

        In April 2002, under the terms of a Transition and Release Agreement with a former officer of the Company, 50,000 granted and unvested stock options were cancelled. This was determined to be a modification of the original grant. Compensation expense of $79,000 and $81,000 was recorded for the years ended April 30, 2003 and 2002, respectively, based on the increased intrinsic value of the grant.

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

Note 12.    Employee Benefits

        The Company has a salary deferral 401(k) plan covering substantially all of its employees. The plan allows eligible employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to contribute an amount at its discretion. To date, the Company has made no contributions to the plan.

Note 13.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

Year Ended April 30,	2003	2002	2001
(in thousands, except share and per share amounts)
Numerator:
Numerator for basic and diluted earnings (loss) per share—net income (loss) from continuting operations (in thousands)	$(5,018)	$(7,027)	$6,010

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares	10,615,073	10,570,305	10,447,912
Effect of dilutive securities weighted average stock options	—	—	77,673

Denominator for diluted earnings (loss) per share	10,615,073	10,570,305	10,525,585

Basic earning (loss) per share from continuing operations	$(0.47)	$(0.66)	$0.57
Diluted earnings (loss) per share from continuing operations	$(0.47)	$(0.66)	$0.57

        For the years ended April 30, 2003 and 2002, no effect of common stock equivalents is reflected, as the impact would be anti-dilutive to the loss per share. Common stock equivalents excluded from the earnings (loss) per share calculation were 352,701 and 223,122 for the years ended April 30, 2003 and 2002, respectively.

Note 14.    Litigation

        The Company remains a defendant in three shareholder class action lawsuits (the "Securities Suits") pending in the United States District Court for the Western District of Washington, alleging violations of federal securities laws, purportedly filed on behalf of all persons who purchased the Company's common stock during the period from June 23, 2000 to August 12, 2002: Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber.

        The Company also remains a defendant in a shareholder derivative lawsuit (the "Derivative Suit") entitled Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic]. The lawsuit was filed in the Superior Court of the State of Washington, for King County, and names as defendants certain of the Company's current and former directors and its former CFO. The suit was purportedly brought on the Company's behalf, and contains allegations that the individual defendants are liable to the Company for breach of their fiduciary duties, abuse of control, gross mismanagement and unjust enrichment in connection with the events giving rise to the restatement of historical financial results. The suit seeks unspecified damages, costs and attorney fees, as well as equitable relief.

        On February 20, 2003, the federal court appointed the Tilson Growth Fund as lead plaintiff in the Securities Suits, ordered the cases to be consolidated, denied the Tilson Growth Fund's motion for the appointment of liason counsel and directed the lead plaintiff to file a consolidated complaint within 60 days. On April 14, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until May 30, 2003, to allow the parties the time to pursue settlement. On May 22, 2003, the parties participated in a non-binding settlement mediation, and on May 30, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until July 31, 2003.

        On June 2, 2003, the Company entered into a Memorandum of Understanding (the "Memorandum") that represented a proposed settlement of all claims against the Company and its former directors and officers alleged in the Securities Suits and the Derivative Suit. Pursuant to the Memorandum, the Company was to pay $7 million to the plaintiff class in the Securities Suits and was to implement certain corporate governance policies and practices, conditioned on obtaining the agreement of Genesis Insurance Company, Executive Risk Indemnity, Inc. and Lumbermens Mutual Casualty Company, the Company's directors' and officers' liability insurance carriers at the time the lawsuits were filed (the "Insurers"), to approve the settlement and to fund it. The Insurers refused to approve of or fund the settlement and, as a result, the settlement described in the Memorandum was void.

        On June 13, 2003, following the Insurers' refusal to approve or fund the settlement contained in the Memorandum, the Company entered into a Supplemental Settlement Memorandum of Understanding (the "Supplemental Memorandum"). Pursuant to the Supplemental Memorandum, the Company will pay $4 million to the plaintiff class in the Securities Suits. We will also pay up to an additional $3 million of any recovery obtained in the ongoing suit against Genesis Insurance Company, after our recovery of $1 million and the costs of pursuing that litigation. In addition, in settlement of the Derivative Suit the Company agreed to implement certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. The settlement represented in the Supplemental Memorandum is subject to the approval of the federal court in the Securities Suits and the state court in the Derivative suit. Pursuant to the terms of the Supplemental Memorandum, the Company is working with the plaintiffs in the Securities Suits and the Derivative Suit to create and file with the Court a stipulation of settlement for review by the federal court.

        The Company remains a party to its lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington (the "Insurance Suit"). On June 30, 2003, as a result of the settlement agreement obtained in the Securities Suits and the Derivative Suit, the Company voluntarily dismissed Executive Risk Indemnity, Inc. and Lumbermens Mutual Casualty Company from the Insurance Suit. Discovery in this suit is ongoing, and the Court has set a deadline of November 10, 2003 for the completion of all discovery, with trial to commence on March 8, 2004.

        On November 4, 2002, the Securities and Exchange Commission issued a formal order of investigation with respect to the circumstances underlying the Company's decision in 2002 to restate historical financial results. The Company is cooperating fully with the investigation. Based on recent communications with the staff of the Commission, the Company currently expects to reach an agreement to resolve their investigation. The proposed agreement would provide for the Company to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws and would not require payment of any fines or penalties. The anticipated agreement would remain subject to final approval by the Commission.

        The Company had previously been a party to a lawsuit related to labor issues in Saipan: Does vs. The Gap, Inc. The Company has entered into a settlement of the claims against it and, on April 23, 2003, the Court entered an Order and Final Judgment Approving Settlement and Dismissing Actions with Prejudice as to Various Settling Parties. Pursuant to this order, the Company was dismissed from this lawsuit.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company's financial condition and results of operations.

Note 15.    Quarterly Financial Data (unaudited)

        The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

Fiscal quarter ended	July 31	October 31	January 31	April 30
(in thousands, except per share amounts)
2003
Net sales	$33,307	$36,505	$25,582	$36,305
Cost of sales	19,359	21,740	15,608	20,205
Gross profit	13,948	14,765	9,974	16,100
Total operating expenses	15,698	13,636	12,757	17,393
Net income (loss) from continuing operations	(1,245)	685	(2,370)	(2,088)
Loss from discontinued retail operations, net of tax	(342)	(403)	(7,331)	1,096
Net income (loss)	(1,587)	282	(9,701)	(992)
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.07	$(0.22)	$(0.19)
Net earnings (loss) from discontinued retail operations	$(0.03)	$(0.04)	$(0.69)	$0.10
Net earnings (loss)	$(0.15)	$0.03	$(0.91)	$(0.09)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.07	$(0.22)	$(0.19)
Net earnings (loss) from discontinued retail operations	$(0.03)	$(0.04)	$(0.69)	$0.10
Net earnings (loss)	$(0.15)	$0.03	$(0.91)	$(0.09)
2002
Net sales	$37,456	$42,556	$28,401	$52,700
Cost of sales	22,176	26,532	20,237	37,244
Gross profit	15,280	16,024	8,164	15,456
Total operating expenses	16,043	13,851	17,969	15,434
Net income (loss) from continuing operations	(773)	1,055	(6,939)	(370)
Loss from discontinued retail operations, net of tax	(406)	(709)	(1,563)	(668)
Net income (loss)	(1,179)	346	(8,502)	(1,038)
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.07)	$0.10	$(0.65)	$(0.04)
Net earnings (loss) from discontinued retail operations	$(0.04)	$(0.07)	$(0.15)	$(0.06)
Net earnings (loss)	$(0.11)	$0.03	$(0.80)	$(0.10)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.07)	$0.10	$(0.65)	$(0.04)
Net earnings (loss) from discontinued retail operations	$(0.04)	$(0.07)	$(0.15)	$(0.06)
Net earnings (loss)	$(0.11)	$0.03	$(0.80)	$(0.10)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C ADDITIONS		COL. D	COL. E
Description	Balance at beginning of period	Charged to revenue, costs or expenses	Charged to other accounts— describe	Deductions— describe	Balance at end of period
Year Ended April 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,063	$893	$—	$1,415	$1,541
Allowance for returns	$2,176	$4,069	$—	$4,040	$2,205
Reserve for inventory obsolescence	$1,557	$344	$—	$845	$1,056
Reserve for deferred income tax assets	$—	$1,186	$—	$—	$1,186
Year Ended April 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,378	$1,246	$—	$561	$2,063
Allowance for returns	$3,336	$8,832	$—	$9,992	$2,176
Reserve for inventory obsolescence	$1,840	$3,230	$—	$3,513	$1,557
Year Ended April 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,062	$733	$—	$417	$1,378
Allowance for returns	$2,348	$8,658	$—	$7,670	$3,336
Reserve for inventory obsolescence	$1,217	$2,919	$—	$2,296	$1,840

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

CUTTER & BUCK INC. (Registrant)
July 29, 2003	By:	/s/ FRANCES M. CONLEY Frances M. Conley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANCES M. CONLEY Frances M. Conley	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2003
/s/ ERNEST R. JOHNSON Ernest R. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2003
/s/ MICHAEL S. BROWNFIELD Michael S. Brownfield	Director	July 29, 2003
/s/ HENRY L. KOTKINS, JR. Henry L. Kotkins, Jr.	Director	July 29, 2003
/s/ LARRY C. MOUNGER Larry C. Mounger	Director	July 29, 2003
/s/ DOUGLAS G. SOUTHERN Douglas G. Southern	Director	July 29, 2003
/s/ JAMES C. TOWNE James C. Towne	Director	July 29, 2003

CERTIFICATIONS

I, Frances M. Conley, Chairman and Chief Executive Officer of Cutter & Buck Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of Cutter & Buck Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 29, 2003
/s/ FRANCES M. CONLEY Frances M. Conley Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Ernest R. Johnson, Chief Financial Officer of Cutter & Buck Inc., certify that:

        1.     I have reviewed this annual report on Form 10-K of Cutter & Buck Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 29, 2003
/s/ ERNEST R. JOHNSON Ernest R. Johnson Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

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
  Item 14. Controls and Procedures
  Item 15. Principal Accountant Fees and Services
  Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS