Form 10-Q
period 2003-07-31
CUTTER & BUCK INC
filed 2003-09-15
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of Common Stock of the registrant outstanding as of September 9, 2003 was 10,701,867.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cutter & Buck Inc.

Condensed Consolidated Balance Sheets

	July 31, 2003	April 30, 2003
(in thousands, except share amounts)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,235	$18,864
Restricted cash	4,000	—
Accounts receivable, net of allowances for doubtful accounts and returns of $3,715 at July 31, 2003 and $3,746 at April 30, 2003	19,245	24,333
Inventories, net	31,092	34,539
Deferred income taxes	3,586	3,586
Prepaid expenses and other current assets	3,669	4,740

Total current assets	83,827	86,062
Furniture and equipment, net	8,102	8,894
Deferred income taxes	178	178
Other assets	515	544

Total assets	$92,622	$95,678

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,468	$6,381
Accrued liabilities	10,503	12,245
Current portion of capital lease obligations	1,260	1,732
Other current liabilities	62	82

Total current liabilities	16,293	20,440
Capital lease obligations, less current portion	552	702
Other liabilities	2,476	2,548
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,698,447 issued and outstanding at July 31, 2003 and 10,634,132 at April 30, 2003	65,004	64,805
Deferred compensation	(21)	(37)
Retained earnings	8,318	7,220

Total shareholders' equity	73,301	71,988

Total liabilities and shareholders' equity	$92,622	$95,678

See accompanying notes

Cutter & Buck Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	July 31, 2003	July 31, 2002
(in thousands, except share and per share amounts)
Net sales	$32,737	$33,307
Cost of sales	17,999	19,359

Gross profit	14,738	13,948
Operating expenses:
Depreciation	1,062	1,276
Selling, general and administrative	10,482	10,608
Restructuring and asset impairment	—	3,814
Restatement expenses	1,672	—

Total operating expenses	13,216	15,698

Operating income (loss)	1,522	(1,750)
Interest income (expense)
Interest expense	(58)	(196)
Interest income	43	60

Net interest expense	(15)	(136)

Income (loss) from continuing operations before income taxes	1,507	(1,886)
Income tax expense (benefit)	555	(641)

Net income (loss) from continuing operations	952	(1,245)
Income (loss) from discontinued retail operations, net of tax	146	(342)

Net income (loss)	$1,098	$(1,587)

Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.09	$(0.12)
Net earnings (loss) from discontinued retail operations	$0.01	$(0.03)
Net earnings (loss)	$0.10	$(0.15)
Shares used in computation of:
Basic earnings (loss) per share	10,664,714	10,594,430

Diluted earnings (loss) per share	10,826,281	10,594,430

See accompanying notes

Cutter & Buck Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	July 31, 2003	July 31, 2002
(in thousands)
Operating activities:
Net income (loss)	$1,098	$(1,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,121	1,667
Deferred gain on sale and leaseback of capital assets	(19)	(32)
Loss on disposals of furniture and equipment	17	—
Amortization of deferred compensation	16	279
Noncash restructuring and asset impairment charges	—	3,604
Changes in assets and liabilities:
Restricted cash	(4,000)	—
Accounts receivable, net	5,088	17,833
Inventories, net	3,446	(2,358)
Prepaid expenses and other current assets	1,101	(2,068)
Accounts payable and accrued liabilities	(3,727)	(3,885)

Net cash provided by operating activities	4,141	13,453
Investing activities:
Purchases of furniture and equipment	(347)	(474)
Decrease (increase) in trademarks, patents and marketing rights	—	(8)

Net cash used in investing activities	(347)	(482)
Financing activities:
Principal payments under capital lease obligations	(622)	(788)
Issuance of common stock	199	44

Net cash used in financing activities	(423)	(744)

Net increase in cash and cash equivalents	3,371	12,227
Cash and cash equivalents, beginning of period	18,864	6,989

Cash and cash equivalents, end of period	$22,235	$19,216

See accompanying notes

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Restatement of Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of accruals for normal recurring expenses, restructuring and asset impairment expenses, restatement expenses and reclassification of discontinued retail operations) necessary for a fair presentation have been included. Our revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2003 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2003, included in our filing on Form 10-K.

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

        If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company's net income (loss) and net earings (loss) per share would have been as follows:

	Three Months Ended July 31,
	2003	2002
(in thousands, except per share amounts)
Net income (loss), as reported	$1,098	$(1,587)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(464)	(322)

Pro forma net income (loss)	$634	$(1,909)

Earnings (loss) per share:
Basic and diluted—as reported	$0.10	$(0.15)

Basic and diluted—pro forma	$0.06	$(0.18)

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

	Three Months Ended July 31,
	2003	2002
Risk-free interest rate	2.5%	3.0%
Volatility	59%	63%
Expected life	5 years	5 years

The fair value for shares purchased under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

	Three Months Ended July 31,
	2003	2002
Risk-free interest rate	2.4%	4.1%
Volatility	59%	63%
Expected life	6 months	6 months

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

Note 2. Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications primarily reflect the closure of the Company-owned retail stores. The historical results of retail operations are presented as discontinued retail operations.

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

Note 4. Debt

        The Company has a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This agreement is collateralized by a security interest in the Company's accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million, working capital of at least $35 million at all times; and capital expenditures are not to exceed $3 million in the fiscal year 2003 and $2.5 million in fiscal years 2004 and 2005. The Company was in compliance with these covenants at July 31, 2003. At July 31, 2003, letters of credit outstanding against this line of credit totaled approximately $3.5 million and there were no working capital advances outstanding. At July 31, 2002, letters of credit outstanding against the previous line of credit totaled approximately $15 million and there were no working capital advances outstanding.

Note 5. Shareholders' Equity

        During the three months ended July 31, 2003, the Company sold 64,315 shares of common stock under the employee stock purchase plan and pursuant to the exercise of stock options.

Note 6. Restructuring, Asset Impairment and Discontinued Retail Operations Expenses

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

  (a)
  2002 Restructuring Plan

        In the third quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its operating costs, streamline its organizational structure and focus on those areas of its business that it believes will provide the greatest growth and profit opportunities. A major initiative of this restructuring plan included closing the Company's wholly-owned European subsidiary, Cutter & Buck (Europe) B.V. and establishing a third-party licensing relationship to serve key European markets. Effective May 1, 2002, the Company entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute its men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002, the Company also entered into an asset purchase agreement with Eurostyle to sell them inventory, certain accounts receivable balances and fixtures for a total purchase price of $1.1 million. This agreement covered substantially all of the remaining inventory in Europe, fixturing, furniture and equipment. Under the terms of the agreement, the total purchase price was paid in installments which were substantially completed in July 2003.

        Other major initiatives under the plan included refining the Company-owned retail store strategy, closing four under-performing Company-owned retail stores in fiscal 2003, consolidating and restructuring the women's line sales forces, discontinuing the golf shoe business, discontinuing the dressier side of the women's line, recording losses on subleases of excess warehouse capacity at the Company's distribution center and making certain management changes.

        The components of the 2002 Restructuring Plan charges were as follows:

	Quarter Ended July 31,
	2003	2002
(in thousands)
Lease obligations	$—	$3,281
Asset impairment	—	323
Foreign currency translation loss	—	56
Other restructuring costs	16	154

Total charges under 2002 Restructuring Plan	16	3,814
Reclassified to discontinued retail operations	(16)	—

Restructuring and asset impairment charges related to continuing operations	$—	$3,814

        Of the $3.8 million recorded for the quarter ended July 31, 2002, $3.3 million related to losses on subleases of excess warehouse capacity at the Company's distribution center, $0.3 million related to additional reserves against receivable balances with both our former Chief Executive Officer and our former President and $0.2 related to other restructuring plan expenses. The liability resulting from recognizing the losses on subleases has been recorded in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

        For the quarter ended July 31, 2003, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2003	Subsequent Accruals, Net	Subsequent Payments	Balance at July 31, 2003	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease Obligations	$2,855	$—	$(80)	$2,775	$240	$2,535
Other Restructuring Costs	73	16	(77)	12	12	—

	$2,928	$16	$(157)	$2,787	$252	$2,535

        Total severance and termination benefits as a result of the 2002 Restructuring Plan related to approximately 63 employees, all of whom have been terminated. Total cash paid for severance and termination benefits was approximately $0.7 million and was fully paid in fiscal year 2003.

  (b)
  2003 Restructuring Plan

        In the third quarter of fiscal 2003 the Company announced plans to close its remaining ten retail stores by April 30, 2003, and all stores were closed by April 30, 2003. This plan included lease termination costs, termination and severance benefits paid as a result of the involuntary termination of 88 employees located at both the retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of the retail stores.

        The components of the 2003 Restructuring Plan charges were as follows:

	Quarter Ended July 31,
	2003	2002
(in thousands)
Lease Obligations	$(266)	$—
Other Restructuring Costs	19	—

Total charges under 2003 Restructuring Plan	(247)	—
Reclassified to discontinued retail operations	247	—

Restructuring and asset impairment charges related to continuing operations	$—	$—

        Activity in the accrued liability associated with the cash portion of the charges in the 2003 Restructuring Plan consisted of the following:

	Balance at April 31, 2003	Subsequent accruals, net	Subsequent payments	Balance at July 31, 2003	Due within 1 year
(in thousands)
Lease Obligations	$435	$(266)	$(94)	$75	$75
Termination Benefits	31	—	(15)	16	16
Other Restructuring Costs	433	19	(381)	71	71

	$899	$(247)	$(490)	$162	$162

        As of April 30, 2003 all of the retail store employees had been terminated. Approximately $0.2 million in severance and termination benefits relating to the retail store closure was paid out by April 30, 2003 and the remainder will be paid out during the first half of fiscal 2004.

        The $0.3 million reduction in the lease obligation accrual during the first quarter of fiscal 2004 related to favorable lease termination negotiations and lower than expected exit costs.

Note 7. Restatement Expenses

        The Company restated certain financial statements for irregularities and errors in fiscal 2002. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company has reached an agreement to settle these lawsuits, including an agreement to pay $4 million in cash plus up to an additional $3 million based on a formula applied to any recovery in the ongoing suit against Genesis Insurance Company (Note 8). The Company accrued $4 million related to the settlement agreement in fiscal 2003, and during the first quarter of fiscal 2004 transferred $4 million to an escrow account in anticipation of disbursing the settlement payment. The cash transferred to the escrow account is classified as restricted cash on the Condensed Consolidated Balance Sheet. The settlement agreement is subject to final court approval. The Company has also reached an agreement with the Securities and Exchange Commission resolving the previously announced investigation of the Company arising from the circumstances underlying the restatement.

        Restatement expenses amounted to approximately $1.7 million for the three months ended July 31, 2003 and included $1.1 million of legal and professional fees, $0.3 million of accrued retention bonuses to certain key employees and $0.3 million of amortization of the premium for the replacement directors' and officers' liability insurance and other restatement costs. Although the restatement has been completed, the Company will continue to incur legal and other professional service costs in connection with the final approval of the settlement of the shareholder lawsuits and the SEC investigation and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonuses, which will aggregate to as much as $2 million payable in fiscal 2004.

Note 8. Litigation

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

        On February 20, 2003, the federal court appointed the Tilson Growth Fund as lead plaintiff in the Securities Suits, ordered the cases to be consolidated, denied the Tilson Growth Fund's motion for the appointment of liaison counsel and directed the lead plaintiff to file a consolidated complaint within 60 days. On April 14, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until May 30, 2003, to allow the parties time to pursue settlement. On May 22, 2003, the parties participated in a non-binding settlement mediation, and on May 30, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until July 31, 2003.

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

        On June 13, 2003, following the Insurers' refusal to approve or fund the settlement contained in the Memorandum, the Company entered into a Supplemental Settlement Memorandum of Understanding (the "Supplemental Memorandum"). Pursuant to the Supplemental Memorandum, the Company will pay $4 million to the plaintiff class in the Securities Suits, plus up to an additional $3 million of any recovery obtained in the ongoing suit against Genesis Insurance Company. In addition, in settlement of the Derivative Suit the Company agreed to implement certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. On September 12, 2003, the Company entered into a Stipulation and Agreement of Settlement with the plaintiffs in the Securities Suit and the plaintiff in the Derivative Suit. This Stipulation memorializes the terms contained in the Supplemental Memorandum and is subject to court approval.

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

        On August 7, 2003, the Company settled the previously announced Securities and Exchange Commission investigation into the circumstances underlying the decision in 2002 to restate historical financial results. The settlement provides for the Company to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws and does not require payment of any fines or penalties. The Company understands that an investigation into this matter is ongoing by the United States Department of Justice, and it is cooperating fully in that inquiry.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company's financial condition and results of operations.

Note 9. Income Taxes

        The Company recorded approximately $0.6 million of income tax expense in the first three months of fiscal year 2004 compared to approximately $0.6 million of income tax benefit in the first three months of fiscal year 2003. The Company has provided a valuation allowance against deferred tax assets. This allowance is periodically adjusted to reflect current estimates of taxable income and future deferred tax assets, and the expected realization of those assets. As a result, the effective rates for income taxes were 36.8% and 34% for the first quarters of fiscal 2004 and fiscal 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. These factors include, but are not limited to the following: our ability to control costs and expenses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our ability to retain key employees and to maintain the integrity of our technology and information systems; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; and developments in the Securities and Exchange Commission's or the Department of Justice's ongoing investigation. Additional information on these and other factors that could affect our financial results is included in our Form 10-K for the year ended April 30, 2003. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from any forward-looking statements. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, except as required by securities laws.

        All references to fiscal years are to our fiscal years ended April 30.

Overview

        Cutter & Buck designs, sources, markets and distributes high quality men's and women's sportswear under the Cutter & Buck brand.

        During fiscal 2003, we discontinued our retail stores business segment. We now have one business segment, "wholesale;" we sell our products primarily through golf pro shops and resorts, corporate accounts, upscale specialty retail stores, and international distributors and licensees.

Recent Developments

        SEC investigation.    As previously announced, we have reached a settlement with the Securities and Exchange Commission resolving the staff's investigation of the Company. The settlement provides for us to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws, and does not require us to pay any fines or penalties.

Results of Operations

        The following table sets forth, for the periods indicated, certain consolidated statements of operations data expressed as a percentage of net sales. For all periods presented in this section, results of operations reflect the classification of our Company-owned retail store operating results and income or loss on the disposal of these stores as discontinued retail operations.

	Three Months Ended
	July 31, 2003	July 31, 2002
Net sales	100.0%	100.0%
Cost of sales	55.0%	58.1%

Gross profit	45.0%	41.9%
Operating expenses:
Depreciation	3.2%	3.8%
Selling, general and administrative	32.0%	31.8%
Restructuring and asset impairment	0.0%	11.5%
Restatement expenses	5.1%	0.0%

Total operating expenses	40.3%	47.1%

Operating income (loss)	4.7%	(5.2)%

Net interest expense	0.0%	(0.4)%

Income (loss) from continuing operations before income taxes	4.7%	(5.6)%
Income tax expense (benefit)	1.7%	(1.9)%

Net income (loss) from continuing operations	3.0%	(3.7)%
Loss from discontinued retail operations, net of tax	0.4%	(1.0)%

Net income (loss)	3.4%	(4.7)%

Three Months Ended July 31, 2003 Compared With Three Months Ended July 31, 2002

Net Sales

        During the first quarter of fiscal 2004 net sales decreased approximately $0.6 million or 1.7% from $33.3 million in the same period of the prior year to $32.7 million. The detail of net sales by strategic business unit (SBU) was as follows:

	Three Months Ended July 31,
	2003	2002	Increase/ (Decrease)	Percent Change
	In thousands, except percent change
Golf	$11,047	$11,777	$(730)	(6.2)%
Corporate	14,276	13,255	1,021	7.7%
Specialty Retail	5,008	4,886	122	2.5%
International	570	1,775	(1,205)	(67.9)%
Other	1,836	1,614	222	13.8%

Total	$32,737	$33,307	$(570)	(1.7)%

        In the first quarter of fiscal 2004, net sales in our Golf SBU decreased by $0.7 million or 6.2% to $11 million from $11.8 million in the same period of the prior year. Net sales in our Golf SBU continued to be negatively impacted by the economy, flat demand, an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales in our Corporate SBU increased $1 million or 7.7% to $14.3 million from $13.3 million in the same period of the prior year. Although net sales in this SBU continue to be negatively impacted by reduced corporate spending on marketing programs, overall net sales have increased primarily due to refining our distribution strategies while maintaining our pricing structure. Net sales in our Specialty Retail SBU increased $0.1 million or 2.5% to $5 million from $4.9 million in the same period of the prior year. Net sales in this SBU continue to be negatively impacted by the ongoing difficult conditions facing both department stores and independent specialty retail stores. Net sales in our International SBU decreased by $1.2 million or 67.9% to $0.6 million from $1.8 million in the same period of the prior year. For the quarter ended July 31, 2002, net sales in our International SBU included approximately $0.7 million in revenue generated by selling inventory to Eurostyle Ltd. in conjunction with establishing a licensing relationship with them. We anticipate it will take some time before this relationship gains momentum. The remaining decrease in net sales in our International SBU is due to a decrease in licensing and royalty income. Net sales in our Other SBU include liquidation sales, shipping revenue and our e-commerce business and increased $0.2 million or 13.8% to $1.8 million from $1.6 million in the same period of the prior year. This increase was primarily due to an increase in liquidation and e-commerce sales in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Gross Profit

        In the first quarter of fiscal 2004, gross profit increased to 45% of net sales compared to 41.9% in the same period of the prior year. In fiscal 2003, our gross profit was negatively impacted by lower margins on off-price sales. In addition, we have reduced discounting in fiscal 2004.

        Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

        Depreciation expense was $1.1 million in the first quarter of fiscal year 2004 compared to $1.3 million in the first quarter of fiscal 2003. Depreciation expense decreased during fiscal 2004 due to the disposal of certain assets used at our previous corporate headquarters. This decrease was partially offset by an increase in depreciation expense for new capital expenditures.

Selling, General and Administrative Expense

        Selling, general and administrative expenses totaled $10.5 million in the first quarter of fiscal 2004 compared to $10.6 million in fiscal 2003, a decrease of $0.1 million, and increased slightly as a percentage of net sales to 32% in fiscal 2004 from 31.8% in fiscal 2003. Rent expense decreased by approximately $0.1 million primarily due to subleasing abandoned warehouse space and the expiration of certain operating leases. Marketing expenses decreased by approximately $0.1 million, sample expenses decreased by approximately $0.1 million, training and supply costs decreased by approximately $0.3 million and travel expenses, sales meeting and tradeshow costs decreased by approximately $0.1 million primarily due to internal cost-cutting measures and improved operational efficiencies. Bad debt expense decreased approximately $0.2 million primarily due to increased management of credit exposures. These decreases were offset by increases of approximately $0.3 million in legal and other professional fees including costs incurred to comply with the Sarbanes-Oxley Act, approximately $0.1 million in insurance expense and approximately $0.1 million in business tax expense. In addition, salaries, sales commissions and related taxes and benefits increased by approximately $0.1 million, consisting of an overall decrease in salaries and commissions of approximately $0.3 million primarily due to savings resulting from our restructuring plans and internal cost-cutting measures, offset by an increase in benefits of approximately $0.4 million.

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

        There were no restructuring and asset impairment expenses in the first quarter of fiscal year 2004, compared to $3.8 million in the first quarter of fiscal 2003. The $3.8 million in expenses for fiscal 2003 consisted of $3.3 million related to losses on subleases of excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against balances receivable from both our former Chief Executive Officer and former President and $0.2 million related to other restructuring plan expenses.

Restatement Expenses

        We restated certain of our historical financial statements for irregularities and errors in fiscal 2002. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We have reached an agreement to settle these lawsuits, including our agreement to pay $4 million in cash plus up to an additional $3 million based on a formula applied to any recovery in our ongoing suit against Genesis Insurance Company. We accrued $4 million related to the settlement agreement in fiscal 2003, and during the first quarter of fiscal 2004 we transferred $4 million to an escrow account in anticipation of disbursing the settlement payment. The cash transferred to the escrow account is classified as restricted cash on the Condensed Consolidated Balance Sheet. The settlement agreement is subject to final court approval. We have also reached an agreement with the Securities and Exchange Commission resolving its previously announced investigation of the Company arising from the circumstances underlying the restatement.

        Restatement expenses amounted to approximately $1.7 million for the three months ended July 31, 2003 and included $1.1 million of legal and professional fees, $0.3 million of accrued retention bonuses to certain key employees and $0.3 million of amortization of the premium for the replacement directors' and officers' liability insurance and other restatement costs. Although the restatement has been completed, we will continue to incur legal and other professional service costs in connection with the final approval of the settlement of the shareholder lawsuits and the SEC investigation and our ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonuses, which will aggregate to as much as $2 million payable in fiscal 2004.

Operating Income (Loss)

        As a result of the above items, operating income increased $3.3 million to $1.5 million in the first quarter of fiscal 2004 compared to an operating loss of $1.8 million in the first quarter of fiscal 2003.

Income Taxes

        We recorded approximately $0.6 million of income tax expense in the first quarter of fiscal 2004 compared to $0.6 million of income tax benefit in the first quarter of fiscal 2003. We have provided a valuation allowance against our deferred tax assets. This allowance is periodically adjusted to reflect our current estimates of taxable income and future deferred tax assets, and the expected realization of those assets. As a result, the effective rates for income taxes in the first quarter of fiscal 2004 and 2003 were 36.8% and 34%, respectively.

Loss from Discontinued Retail Operations, net of tax

        During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All of our stores were closed and all retail store operations ceased as of April 30, 2003. The first quarter of fiscal year 2004 income from discontinued retail operations, net of tax, was $0.1 million. This income resulted primarily from the final settlement of certain lease obligations at favorable amounts. The first quarter of fiscal year 2003 loss from discontinued retail operations, net of tax, was $0.3 million, which resulted from retail store operations during the quarter.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended July 31, 2003 was approximately $4.1 million compared to approximately $13.5 million for the three months ended July 31, 2002. Net cash used in investing activities was approximately $0.3 million for the three months ended July 31, 2003 compared to approximately $0.5 million for the three months ended July 31, 2002. Net cash used in financing activities was approximately $0.4 million for the three months ended July 31, 2003 compared to approximately $0.7 million for the three months ended July 31, 2002.

        Capital expenditures totaling approximately $2.5 million are planned for fiscal 2004, including amounts for information technology initiatives, computer hardware, software, and furniture and office equipment. In addition, we will be required to pay $4 million in cash upon finalization of the settlement of the shareholder lawsuits. We expect this payment to be made in fiscal 2004.

        On March 13, 2003, we entered into a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Century Business Credit Corp, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced our previous line of credit with Washington Mutual Bank that expired on March 31, 2003. Our current loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times; and capital expenditures are not to exceed $2.5 million in the fiscal year 2004 and 2005. We were in compliance with these covenants at July 31, 2003.

        We believe that cash on hand and cash generated from ongoing operations, as well as our ability to borrow under bank lines of credit will be sufficient to meet our cash requirements in the short-term and during the current fiscal year. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing in the short-term or during the current fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement and various other factors.

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our filing on Form 10-K for the year ended April 30, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts and Returns

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period sales. We analyze the rate of historical returns when evaluating the adequacy of the allowance for returns, which is included with the allowance for doubtful accounts on our balance sheets.

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

Restructuring Liabilities and Retail Store Closure Expenses

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

        We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes

Item 4. Controls and Procedures

        Evaluation of the Company's Disclosure Controls and Procedures.    As of July 31, 2003 (the "Evaluation Date"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") ("Disclosure Controls") and our internal controls and procedures for financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

        CEO and CFO Certifications.    Attached as exhibits to this Quarterly Report are two separate forms of "Certifications" of the CEO and the CFO. The Certifications attached as exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This portion of our Quarterly Report is our disclosure of the results of our Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

        Limitations on the Effectiveness of Controls.    Our management, including, without limitation, our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Scope of the Evaluation of Disclosure Controls.    Management, including our CEO and CFO, evaluated the effectiveness of our Disclosure Controls as of the Evaluation Date. That evaluation included inquiring of senior managers whether our records and reports were correct and complete. It also included an independent accounting firm (not our independent auditors) performing an initial review and limited testing of our Internal Controls. This review was based on employees' reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation. The review has indicated some areas for improvement, and follow-up activities are on-going.

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

        Conclusions.    As previously reported, we restated our financial results for the fiscal years ended April 30, 2000 and 2001, and for the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, as a result of accounting irregularities stemming from a failure of our internal controls and procedures. During the course of our restatement, our independent auditors indicated to us that they believe there was a material weakness in our Internal Controls, as evidenced by the ability of our former management to override our Internal Controls.

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

        After the extensive investigative work of our staff, our auditors, our counsel, independent counsel, and the independent counsel's accountants, as of the Evaluation Date we had not found irregularities other than those previously disclosed. The lack of additional indications of irregularities and the on-going review and testing of our Internal Controls are the principal factors in the conclusion of our CEO and CFO that, for the period ended July 31, 2003, our Disclosure Controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information. However, we see areas where additional controls would provide welcome additional assurance. We intend to continue to assess our controls and to improve them. We do not yet have formal written controls and procedures in place for all of our internal operations. We engaged a firm of accountants to assist us in the documentation of our controls and procedures. This work is the first phase of establishing our internal audit function. Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls' effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

        There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2003 which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

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

        On February 20, 2003, the federal court appointed the Tilson Growth Fund as lead plaintiff in the Securities Suits, ordered the cases to be consolidated, denied the Tilson Growth Fund's motion for the appointment of liaison counsel and directed the lead plaintiff to file a consolidated complaint within 60 days. On April 14, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until May 30, 2003, to allow the parties time to pursue settlement. On May 22, 2003, the parties participated in a non-binding settlement mediation, and on May 30, 2003, the federal court granted a joint motion to extend the deadline for the lead plaintiff to file a consolidated complaint until July 31, 2003.

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

        On June 13, 2003, following the Insurers' refusal to approve or fund the settlement contained in the Memorandum, we entered into a Supplemental Settlement Memorandum of Understanding (the "Supplemental Memorandum"). Pursuant to the Supplemental Memorandum, we will pay $4 million to the plaintiff class in the Securities Suits, plus up to an additional $3 million of any recovery obtained by us in our ongoing suit against Genesis Insurance Company. In addition, in settlement of the Derivative Suit we agreed to implement certain corporate governance policies and practices, including periodic reviews of compliance with shipping procedures and meeting with employees to discuss ethical expectations. These practices have already been instituted. On September 12, 2003, we entered into a Stipulation and Agreement of Settlement with the plaintiffs in the Securities Suit and the plaintiff in the Derivative Suit. This Stipulation memorializes the terms contained in the Supplemental Memorandum and is subject to court approval.

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

        On August 7, 2003, we settled the previously announced Securities and Exchange Commission investigation into the circumstances underlying our decision in 2002 to restate our historical financial results. The settlement provides for us to comply with the financial reporting, maintenance of books and records and internal control provisions of the federal securities laws and does not require us to pay any fines or penalties. We understand that an investigation into this matter is ongoing by the United States Department of Justice, and we are cooperating fully in that inquiry.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit Number	Description
31.1	Certification of the Company's Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
  b)
  Reports on Form 8-K

        The Company filed a Form 8-K on June 19, 2003 to announce financial results for the fourth quarter and fiscal year ended April 30, 2003.

        The Company filed a Form 8-K on July 3, 2003, attaching as exhibits the Asset Purchase Agreement between Cutter & Buck (Europe) B.V. and Cutter & Buck Sportswear (Europe) Limited, Retention Incentive Grant Letters to Jim C. McGehee, Paul A. Bourgeois and Frances M. Conley, and a Loan and Security Agreement with Wells Fargo Bank, N.A. and Century Business Credit Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated: September 15, 2003	By	/s/ ERNEST R. JOHNSON Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

CUTTER & BUCK INC. Quarterly Report on Form 10-Q For the Quarter Ended July 31, 2003
Index
PART I—FINANCIAL INFORMATION
Cutter & Buck Inc. Condensed Consolidated Balance Sheets
Cutter & Buck Inc. Condensed Consolidated Statements of Operations (Unaudited)
Cutter & Buck Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
Cutter & Buck Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II-OTHER INFORMATION
SIGNATURES