Form 10-Q
period 2003-10-31
CUTTER & BUCK INC
filed 2003-12-15
CIK 948069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

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

The number of shares of Common Stock of the registrant outstanding as of December 11, 2003 was 10,703,242.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	October 31, 2003	April 30, 2003
	(unaudited)
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$34,070	$18,864
Accounts receivable, net of allowances for doubtful accounts and returns of $2,884 at October 31, 2003 and $3,746 at April 30, 2003	18,501	24,333
Inventories, net	21,818	34,539
Deferred income taxes	2,852	3,586
Prepaid expenses and other current assets	3,189	4,740
Total current assets	80,430	86,062
Furniture and equipment, net	7,305	8,894
Deferred income taxes	178	178
Other assets	502	544
Total assets	$88,415	$95,678
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,849	$6,381
Accrued liabilities	7,362	12,245
Current portion of capital lease obligations	817	1,732
Other current liabilities	37	82
Total current liabilities	10,065	20,440
Capital lease obligations, less current portion	399	702
Other liabilities	2,530	2,548
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized: 10,703,291 issued and outstanding at October 31, 2003 and 10,634,132 at April 30, 2003	65,017	64,805
Deferred compensation	(5)	(37)
Retained earnings	10,409	7,220
Total shareholders’ equity	75,421	71,988
Total liabilities and shareholders’ equity	$88,415	$95,678

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002
(in thousands, except share and per share amounts)
Net sales	$34,747	$36,505	$67,484	$69,812
Cost of sales	18,527	21,740	36,525	41,099
Gross profit	16,220	14,765	30,959	28,713
Operating expenses:
Depreciation	1,051	1,275	2,113	2,551
Selling, general and administrative	10,532	11,031	21,015	21,640
Restructuring and asset impairment	—	76	—	3,890
Restatement expenses	1,678	1,254	3,350	1,254
Total operating expenses	13,261	13,636	26,478	29,335
Operating income (loss)	2,959	1,129	4,481	(622)
Interest income (expense)
Interest expense	(44)	(175)	(102)	(371)
Interest income	42	85	85	145
Net interest expense	(2)	(90)	(17)	(226)
Income (loss) from continuing operations before income taxes	2,957	1,039	4,464	(848)
Income tax expense (benefit)	866	354	1,420	(288)
Net income (loss) from continuing operations	2,091	685	3,044	(560)
Income (loss) from discontinued retail operations, net of tax	—	(403)	146	(746)
Net income (loss)	$2,091	$282	$3,190	$(1,306)
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.20	$0.06	$0.29	$(0.05)
Net earnings (loss) from discontinued retail operations	$—	$(0.03)	$0.01	$(0.07)
Net earnings (loss)	$0.20	$0.03	$0.30	$(0.12)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.19	$0.06	$0.28	$(0.05)
Net earnings (loss) from discontinued retail operations	$—	$(0.03)	$0.01	$(0.07)
Net earnings (loss)	$0.19	$0.03	$0.29	$(0.12)
Shares used in computation of:
Basic earnings (loss) per share	10,701,012	10,603,859	10,682,863	10,599,145
Diluted earnings (loss) per share	10,992,788	10,629,048	10,909,535	10,599,145

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	October 31, 2003	October 31, 2002
(in thousands)
Operating activities:
Net income (loss)	$3,190	$(1,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,215	3,160
Deferred gain on sale and leaseback of capital assets	(45)	(63)
Loss on disposals of furniture and equipment	19	—
Amortization of deferred compensation	31	349
Noncash compensation expense	—	127
Noncash restructuring and asset impairment charges	—	3,604
Changes in assets and liabilities:
Accounts receivable, net	5,832	20,480
Inventories, net	12,721	(7,142)
Prepaid expenses and other assets	2,327	(2,051)
Accounts payable, accrued liabilities and other liabilities	(9,433)	(466)
Net cash provided by operating activities	16,857	16,692
Investing activities:
Purchases of furniture and equipment	(646)	(1,710)
Decrease in trademark, patents and marketing rights	—	14
Net cash used in investing activities	(646)	(1,696)
Financing activities:
Principal payments under capital lease obligations	(1,218)	(1,592)
Issuance of common stock	213	49
Net cash used in financing activities	(1,005)	(1,543)
Net increase in cash and cash equivalents	15,206	13,453
Cash and cash equivalents, beginning of period	18,864	6,989
Cash and cash equivalents, end of period	$34,070	$20,442

See accompanying notes

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company’s revenues are seasonal, and therefore the results of operations for the three months and six months ended October 31, 2003 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2003, included in the Company’s filing on Form 10-K.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”. Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s plans, stock options are generally granted at fair market value. The Company also has an Employee Stock Purchase Plan that allows eligible employees to purchase Company stock at a 15% discount from market price utilizing payroll deductions.

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income (loss) and net earnings (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
(in thousands, except per share amounts)
Net income (loss), as reported	$2,091	$282	$3,190	$(1,306)
Add: Stock-based compensation, as reported	—	79	—	79
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(368)	(351)	(818)	(672)
Pro forma net income (loss)	$1,723	$10	$2,372	$(1,899)
Earnings (loss) per share:
Basic—as reported	$0.20	$0.03	$0.30	$(0.12)
Basic—pro forma	$0.16	$—	$0.22	$(0.18)
Diluted—as reported	$0.19	$0.03	$0.29	$(0.12)
Diluted—pro forma	$0.16	$—	$0.22	$(0.18)

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 1. Basis of Presentation (Continued)

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Risk-free interest rate	3.3%	3.0%	2.6%	3.0%
Volatility	51%	63%	51%	63%
Expected life	5 years	5 years	5 years	5 years

The fair value for shares purchased under the Employee Stock Purchase Plan was estimated at the date of purchase using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions. Shares are purchased twice a year under this Plan, in the first and third fiscal quarters. No shares are purchased in the second or fourth fiscal quarters.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2003	2002	2003	2002
Risk-free interest rate	—	—	2.4%	4.1%
Volatility	—	—	59%	63%
Expected life	—	—	6 months	6 months

Stock compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF No. 96-18). Accordingly, expense is recognized over the vesting period of the grant based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Segments

The Company has one business segment, “wholesale”. This segment comprises sales to golf pro shops and resorts, corporate accounts, upscale specialty retail stores, international distributors and licensees and our e-commerce business. The results of this segment are used by the Company’s chief operating decision maker to evaluate operating performance and allocate resources

Note 2. Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications primarily reflect the closure of the Company-owned retail stores in fiscal 2003. The historical results of retail operations are presented as discontinued retail operations.

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

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4. Debt

The Company has a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This agreement is collateralized by a security interest in the Company’s accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million, working capital of at least $35 million at all times, and limit capital expenditures to not more than $2.5 million in fiscal years 2004 and 2005. The Company was in compliance with these covenants at October 31, 2003. At October 31, 2003, letters of credit outstanding against this line of credit totaled approximately $6 million and there were no working capital advances outstanding. At October 31, 2002, letters of credit outstanding against the previous line of credit totaled approximately $11 million and there were no working capital advances outstanding.

Note 5. Shareholders’ Equity

During the six months ended October 31, 2003, the Company sold 69,159 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 6. Restructuring, Asset Impairment and Discontinued Retail Operations Expenses

The Company has two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing the Company’s wholly-owned European subsidiary, refining the Company-owned retail store strategy, closing four Company-owned retail stores, consolidating and restructuring the women’s line sales forces, discontinuing certain product lines, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of ten additional retail stores, so that all Company-owned retail stores were closed by April 30, 2003. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining the Company’s retail strategy and closing its retail stores, are included in Restructuring and Asset Impairment Expenses. Costs associated with the 2003 Restructuring Plan and the costs associated with refining the Company’s retail strategy and closing its retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations.

(a) 2002 Restructuring Plan

In the third quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its operating costs, streamline its organizational structure and focus on those areas of its business that it believes will provide the greatest growth and profit opportunities. A major initiative of this restructuring plan included closing the Company’s wholly-owned European subsidiary, Cutter & Buck (Europe) B.V. and establishing a third-party licensing relationship to serve key European markets. Effective May 1, 2002, the Company entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute its men’s and women’s Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on June 30, 2005. Effective May 1, 2002, the Company also entered into an asset purchase agreement with Eurostyle to sell them inventory, certain accounts receivable balances and fixtures for a total purchase price of $1.1 million.

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring, Asset Impairment and Discontinued Retail Operations Expenses (Continued)

This agreement covered substantially all of the remaining inventory, fixturing, furniture and equipment in Europe. Under the terms of the agreement, the total purchase price was paid in installments that were substantially completed in July 2003.

Other major initiatives under the plan included refining the Company-owned retail store strategy, closing four under-performing Company-owned retail stores in fiscal 2003, consolidating and restructuring the women’s line sales forces, discontinuing the golf shoe business, discontinuing the dressier side of the women’s line, recording losses on subleases of excess warehouse capacity at the Company’s distribution center and making certain management changes.

The components of the 2002 Restructuring Plan charges were as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002
(in thousands)
Lease obligations	$—	$—	—	$3,281
Asset impairment	—	—	—	323
Foreign currency translation gain (loss)	—	(13)	—	43
Other restructuring costs	—	89	16	243
Total charges under the 2002 Restructuring Plan	—	76	16	3,890
Reclassified to discontinued retail operations	—	—	(16)	—
Restructuring and asset impairment charges related to continuing operations	$—	$76	$—	$3,890

For the six months ended October 31, 2003, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

	Balance at	Subsequent		Balance at	Due	Due
	April 30,	Accruals,	Subsequent	October 31,	Within	After
	2003	Net	Payments	2003	1 Year	1 Year
(in thousands)
Lease obligations	$2,855	$—	$(160)	$2,695	$320	$2,375
Other restructuring costs	73	16	(77)	12	12	—
	$2,928	$16	$(237)	$2,707	$332	$2,375

Total severance and termination benefits as a result of the 2002 Restructuring Plan related to 63 employees, all of whom have been terminated. Total cash paid for severance and termination benefits was approximately $0.7 million and was fully paid in fiscal year 2003.

(b) 2003 Restructuring Plan

In the third quarter of fiscal 2003 the Company announced plans to close its remaining ten retail stores, and all stores were closed by April 30, 2003. This plan included lease termination costs, termination and severance benefits paid as a result of the involuntary termination of 88 employees located at both the retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of the retail stores.

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Restructuring, Asset Impairment and Discontinued Retail Operations Expenses (Continued)

The components of the 2003 Restructuring Plan charges were as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002
(in thousands)
Lease obligations	$—	$—	$(266)	$—
Termination benefits	—	—	—	—
Other restructuring costs	—	—	19	—
Total charges under the 2003 Restructuring Plan	—	—	(247)	—
Reclassified to discontinued retail operations	—	—	247	—
Restructuring and asset impairment charges related to continuing operations	$—	$—	$—	$—

For the six months ended October 31, 2003, activity in the accrued liability account associated with the cash portion of charges in the 2003 Restructuring Plan consisted of the following:

	Balance at	Subsequent		Balance at	Due	Due
	April 30,	Accruals,	Subsequent	October 31,	Within	After
	2003	Net	Payments	2003	1 Year	1 Year
(in thousands)
Lease obligations	$435	$(288)	$(147)	$—	$—	$—
Termination benefits	31	(1)	(30)	—	—	—
Other restructuring costs	433	42	(444)	31	31	—
	$899	$(247)	$(621)	$31	$31	$—

As of April 30, 2003 all of the retail store employees had been terminated. Approximately $0.2 million in severance and termination benefits relating to the retail store closure was paid out by April 30, 2003 and the remainder was paid out during the first half of fiscal 2004.

The $0.3 million reduction in the lease obligation accrual during the first six months of fiscal 2004 related to favorable lease termination negotiations and lower than expected exit costs.

Note 7. Restatement Expenses

In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company has settled these lawsuits and paid $4 million to the plaintiffs to disburse settlement payments. The Company will also pay up to an additional $3 million based on a formula applied to any recovery in the ongoing lawsuit against Genesis Insurance Company (Note 8). The Company has settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement.

Restatement expenses amounted to approximately $1.7 million for the three months ended October 31, 2003 and included $1.3 million of legal and professional fees, of which $0.4 million we have advanced in connection with the indemnification of former officers, and $0.4 million of accrued retention bonuses to certain key employees. Restatement expenses amounted to approximately $3.4 million for the first six months of fiscal 2004 and included $2.4 million of legal and professional fees, of which $0.8 million

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7. Restatement Expenses (Continued)

we have advanced in connection with the indemnification of former officers, $0.7 million of accrued retention bonuses to certain key employees and $0.3 million of amortization of the premium for the replacement directors’ and officers’ liability insurance. Although the restatement has been completed, the Company expects to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonuses, which will aggregate to as much as $2.2 million payable in fiscal 2004.

Note 8. Litigation

As previously disclosed, following the announcement in 2002 that the Company would restate its historical financial results, the Company and certain of its current and former directors and officers were named defendants in three shareholder class actions filed in United States District Court for the Western District of Washington alleging violations of federal securities laws (the “Securities Suits”): Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber. In addition, the Company and certain of its current and former directors and officers were named defendants in a shareholder derivative suit (the “Derivative Suit”) filed in the Superior Court of the State of Washington, for King county: Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic], with a companion suit subsequently filed in the United States District Court for the Western District of Washington.

On September 12, 2003, the Company entered into a Stipulation and Agreement of Settlement with the plaintiffs in the Securities Suits and the plaintiff in the Derivative Suit. On December 2, 2003, the United States District Court for the Western District of Washington granted final approval of this previously announced settlement.

The Company remains a party to its lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington. The Company’s complaint alleges that Genesis’ attempt to recind the Company’s primary Directors’ and Officers’ liability insurance is unlawful, and seeks damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. Discovery in this suit concluded on November 10, 2003, except that the Court granted the parties the right to take certain depositions after that date. Trial in this suit is scheduled to commence on March 8, 2004.

The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Note 9. Income Taxes

The Company recorded approximately $1.4 million of income tax expense in the first six months of fiscal year 2004 compared to approximately $0.3 million of income tax benefit in the first six months of fiscal year 2003. The Company has provided a valuation allowance against deferred tax assets. This allowance is periodically adjusted to reflect current estimates of taxable income and future deferred tax assets, and the expected realization of those assets. As a result, the effective rates for income taxes were 32% and 34% for the first six months of fiscal years 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. These factors include, but are not limited to the following:  our ability to control costs and expenses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending on apparel; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2003. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by  securities laws.

All references to fiscal years are references to our fiscal year ended April 30.

Overview

Cutter & Buck designs, sources, markets and distributes high-quality men’s and women’s sportswear under the Cutter & Buck brand.

During fiscal 2003, we discontinued our retail stores business segment. We now have one business segment, “wholesale;” we sell our products primarily through golf pro shops and resorts, corporate accounts, upscale specialty retail stores, and international distributors and licensees.

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

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3	59.6	54.1	58.9
Gross profit	46.7	40.4	45.9	41.1
Operating expenses:
Depreciation	3.0	3.5	3.1	3.7
Selling, general and administrative	30.3	30.2	31.1	31.0
Restructuring and asset impairment	0.0	0.2	0.0	5.6
Restatement expenses	4.8	3.4	5.0	1.8
Total operating expenses	38.1	37.3	39.2	42.1
Operating income (loss)	8.6	3.1	6.7	(1.0)
Net interest expense	0.0	(0.3)	(0.1)	(0.3)
Income (loss) from continuing operations before income taxes	8.6	2.8	6.6	(1.3)
Income tax expense (benefit)	2.5	1.0	2.1	(0.4)
Net income (loss) from continuing operations	6.1	1.8	4.5	(0.9)
Income (loss) from discontinued retail operations, net of tax	0.0	(1.1)	0.2	(1.1)
Net income (loss)	6.1%	0.7%	4.7%	(2.0)%

Three Months Ended October  31, 2003 Compared With Three Months Ended October 31, 2002

Net Sales

During the second quarter of fiscal 2004 net sales decreased approximately $1.8 million or 4.8% to $34.7 million from $36.5 million in the same period of the prior year. The detail of net sales by strategic business unit (SBU) was as follows:

	Three Months Ended October 31,
			Increase/	Percent
	2003	2002	(Decrease)	Change
(in thousands, except percent change)
Golf	$9,872	$11,399	$(1,527)	(13.4)%
Corporate	13,762	15,112	(1,350)	(8.9)%
Specialty Retail	8,257	7,441	816	11.0%
International	660	954	(294)	(30.8)%
Other	2,196	1,599	597	37.3%
Total	$34,747	$36,505	$(1,758)	(4.8)%

In the second quarter of fiscal 2004, net sales in our Golf SBU decreased by $1.5 million, or 13.4%, to $9.9 million from $11.4 million in the same period of the prior year. Net sales in our Golf SBU continue to be negatively impacted by flat demand as the number of golf rounds played continues to drop and pro shops are generally reducing their overall inventory levels, and by an oversupply of products in the golf marketplace. Net sales in our Corporate SBU decreased by $1.4 million, or 8.9%, to $13.8 million from

$15.1 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog that had a positive impact on sales during the second quarter of fiscal 2003. Although the Corporate SBU experienced an overall positive impact in sales from the new catalog, corporate customers continue to spend less on marketing programs resulting in an overall decrease in net sales for the second quarter of fiscal 2004. Net sales in our Specialty Retail SBU increased $0.8 million, or 11.0%, to $8.3 million from $7.4 million in the same period of the prior year. Economic conditions faced by department stores and specialty retail stores are beginning to improve, and net sales in this SBU are improving as a result. Net sales in our International SBU decreased by $0.3 million, or 30.8%, to $0.7 million from $1.0 million in the same period of the prior year, primarily due to our ongoing shift from distributor relationships to licensee relationships during fiscal 2004. Net sales in our Other SBU include liquidation sales, shipping revenue and our e-commerce business and increased $0.6 million, or 37.3%, to $2.2 million from $1.6 million in the same period of the prior year.

During fiscal 2003 and the first six months of fiscal 2004, our strategy has focused on managing our gross profit and the profitability of our core business. Because we have positioned the Cutter & Buck brand to represent the highest-quality product available at select locations, we have passed up some sales opportunities that would have generated a lower gross profit. The next stage of our strategy focuses on increasing net sales while maintaining our gross profit. We are focusing on the needs of our customers within each SBU, and updating our styles and adding products to meet those needs. This is a long-term strategy to grow our business and, due in part to the long product lead times in this industry, we do not expect to realize the full effect of this stage of our strategy for several quarters.

Gross Profit

In the second quarter of fiscal 2004, gross profit increased to 46.7% of net sales compared to 40.4% in the same period of the prior year. In fiscal 2003, our gross profit was negatively impacted by lower margins on off-price sales. In fiscal 2004, our margins have increased as we improved our sourcing, intensively managed our product returns and allowances, adjusted our pricing structure for certain products and reduced discounting. Our product returns and allowances have decreased significantly during the year, and as a result we updated our estimates used to calculate the allowance for product returns and allowances. Using these updated estimates, we reduced our allowance for product returns and allowances and increased our gross profit by $0.7 million in the second quarter of fiscal 2004. However, we expect to liquidate out-of-season inventory in the third and fourth quarters of fiscal 2004 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in those quarters.

Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

Depreciation expense was $1.1 million in the second quarter of fiscal 2004 compared to $1.3 million in the second quarter of fiscal 2003. Depreciation expense decreased during fiscal 2004 primarily due to the disposal of certain assets used at our previous corporate headquarters. This decrease was partially offset by an increase in depreciation expense for new capital expenditures.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $10.5 million in the second quarter of fiscal 2004 compared to $11.0 million in the second quarter of fiscal 2003, a decrease of $0.5 million. Sales commissions, salaries and related taxes decreased approximately $0.7 million, primarily due to a decrease in net sales, savings resulting from our restructuring plans and internal cost-cutting measures. This decrease was partially offset by an increase in benefits of approximately $0.5 million. Bad debt expense decreased approximately $0.3 million primarily due to a decrease in net sales and increased management of credit exposures. Rent expense decreased by approximately $0.2 million primarily due to subleasing abandoned warehouse space and the expiration of certain operating leases. Sample expenses decreased by approximately $0.1 million, sales meeting and tradeshow costs decreased by approximately $0.1 million and supply costs decreased by approximately $0.1 million primarily due to internal cost-cutting measures and improved operational efficiencies. These decreases were partially offset by increases of approximately $0.5 million in accounting, legal and other professional fees, and an increase of approximately $0.1 million in director fees and investor relations expenses.

Restructuring and Asset Impairment

We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, consolidating and restructuring our women’s line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women’s line, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of ten additional retail stores, resulting in all Company-owned retail stores being closed by April 30, 2003.

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

There were no restructuring and asset impairment expenses in the second quarter of fiscal 2004, compared to $0.1 million in the second quarter of fiscal 2003. The $0.1 million in expenses for the second quarter of fiscal 2003 related primarily to additional asset write-downs.

Restatement Expenses

In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We have settled these lawsuits and paid $4 million to the plaintiffs to disburse settlement payments. We will also pay up to an additional $3 million based on a formula applied to any recovery in our ongoing lawsuit against Genesis Insurance Company. We have also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement.

Restatement expenses amounted to approximately $1.7 million for the second quarter of fiscal 2004 and included $1.3 million of legal and professional fees, of which $0.4 million we have advanced in connection with the indemnification of former officers, and $0.4 million of accrued retention bonuses to certain key employees. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and our ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonuses, which will aggregate to as much as $2.2 million payable in fiscal 2004.

Operating Income

As a result of the above items, operating income increased $1.8 million to $2.9 million in the second quarter of fiscal 2004 compared to $1.1 million in the second quarter of fiscal 2003.

Income Taxes

We recorded approximately $0.9 million of income tax expense in the second quarter of fiscal 2004 compared to $0.4 million in the second quarter of fiscal 2003. We have provided a valuation allowance against our deferred tax assets. This allowance is periodically adjusted to reflect our current estimates of taxable income and future deferred tax assets and the expected realization of those assets. As a result the effective rates for income taxes in the second quarter of fiscal 2004 and 2003 were 32% and 34%, respectively.

Loss from Discontinued Retail Operations, net of tax

During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All of our stores were closed and all retail store operations ceased as of April 30, 2003. There was no income or loss from discontinued retail operations in the second quarter of fiscal 2004. The second quarter of fiscal 2003 loss from discontinued retail operations, net of tax, was $0.4 million, which resulted from retail store operations during the quarter.

Six Months Ended October 31, 2003 Compared With Six Months Ended October 31, 2002

Net Sales

During the first six months of fiscal 2004 net sales decreased approximately $2.3 million or 3.3% to $67.5 million from $69.8 million in the same period of the prior year. The detail of net sales by strategic business unit (SBU) is as follows:

	Six Months Ended October 31,
			Increase/	Percent
	2003	2002	(Decrease)	Change
(in thousands, except percent change)
Golf	$20,919	$23,176	$(2,257)	(9.7)%
Corporate	28,038	28,367	(329)	(1.2)%
Specialty Retail	13,264	12,338	926	7.5%
International	1,230	2,428	(1,198)	(49.3)%
Other	4,033	3,503	530	15.1%
Total	$67,484	$69,812	$(2,328)	(3.3)%

In the first six months of fiscal 2004, net sales in our Golf SBU decreased by $2.3 million, or 9.7%, to $20.9 million from $23.2 million in the same period of the prior year. Net sales in our Golf SBU continue to be negatively impacted by flat demand as the number of golf rounds played continues to drop and pro shops are generally reducing their overall inventory levels, and by an oversupply of products in the golf marketplace. Net sales in our Corporate SBU decreased by $0.3 million, or 1.2%, to $28.0 million from $28.4 million in the same period of the prior year. During the first quarter of fiscal 2003 we launched a new corporate catalog that had a positive impact on sales during the second quarter of fiscal 2003. Although the Corporate SBU experienced an overall positive impact in sales from the new catalog, corporate customers continue to spend less on marketing programs resulting in an overall decrease in net sales for the six months ended October 31, 2003. Net sales in our Specialty Retail SBU increased $0.9 million, or 7.5%, to $13.3 million from $12.3 million in the same period of the prior year. Economic conditions faced by department stores and specialty retail stores are beginning to improve, and net sales in this SBU are improving as a result. Net sales in our International SBU decreased by $1.2 million, or 49.3%, to $1.2 million from $2.4 million in the same period of the prior year. For the six months ended October 31, 2002, net sales in our International SBU included approximately $0.7 million in revenue generated by selling inventory to Eurostyle Ltd. in conjunction with establishing a licensing relationship with them. Net sales in this SBU also decreased as we continue to shift from distributor relationships to licensee relationships during fiscal 2004. Net sales in our Other SBU include liquidation sales, shipping revenue and our e-commerce business and increased $0.5 million, or 15.1%, to $4.0 million from $3.5 million in the same period of the prior year.

During fiscal 2003 and the first six months of fiscal 2004, our strategy has focused on managing our gross profit and the profitability of our core business. Because we have positioned the Cutter & Buck brand to represent the highest-quality product available at select locations, we have passed up some sales opportunities that would have generated a lower gross profit. The next stage of our strategy focuses on increasing net sales while maintaining our gross profit. We are focusing on the needs of our customers within each SBU, and updating our styles and adding products to meet those needs. This is a long-term strategy to grow our business and, due in part to the long product lead times in this industry, we do not expect to realize the full effect of this stage of our strategy for several quarters.

Gross Profit

In the first six months of fiscal 2004, gross profit increased to 45.9% of net sales compared to 41.1% in the same period of the prior year. In fiscal 2003, our gross profit was negatively impacted by lower margins on off-price sales. In fiscal 2004, our margins have increased as we improved our sourcing, intensively managed our product returns and allowances, adjusted our pricing structure for certain products and reduced discounting. Our product returns and allowances have decreased significantly during the year, and as a result we updated our estimates used to calculate the allowance for product returns and allowances. Using these updated estimates, we reduced our allowance for product returns and allowances and increased our gross profit by $0.7 million in the first six months of fiscal 2004. However, we expect to liquidate out-of-season inventory in the third and fourth quarters of fiscal 2004 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in those quarters.

Our gross profit may not be comparable to other entities, since some entities include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

Depreciation expense was $2.1 million in the first six months of fiscal 2004 compared to $2.6 million in the first six months of fiscal 2003. Depreciation expense decreased during fiscal 2004 primarily due to the disposal of certain assets used at our previous corporate headquarters. This decrease was partially offset by an increase in depreciation expense for new capital expenditures.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $21.0 million in the first six months of fiscal 2004 compared to $21.6 million in the first six months of fiscal 2003, a decrease of $0.6 million. Sales commissions, salaries and related taxes decreased approximately $1.5 million, primarily due to a decrease in net sales, savings resulting from our restructuring plans and internal cost-cutting measures. This decrease was partially offset by an increase in benefits of approximately $0.9 million. Bad debt expense decreased approximately $0.5 million primarily due to a decrease in net sales and increased management of credit exposures. Rent expense decreased by approximately $0.3 million primarily due to subleasing abandoned warehouse space and the expiration of certain operating leases. Sample expenses decreased by approximately $0.2 million, sales meeting and tradeshow costs decreased by approximately $0.3 million and supply costs decreased by approximately $0.2 million primarily due to internal cost-cutting measures and improved operational efficiencies. These decreases were partially offset by increases of approximately $1.0 million in accounting, legal and other professional fees, an increase of approximately $0.2 million in business tax expense and an increase of approximately $0.2 million in director fees and investor relations expenses.

Restructuring and Asset Impairment

We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, consolidating and restructuring our women’s line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women’s line, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of ten additional retail stores, resulting in all Company-owned retail stores being closed by April 30, 2003.

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

There were no restructuring and asset impairment expenses in the first six months of fiscal 2004, compared to $3.9 million in the first six months of fiscal 2003. Of the $3.9 million recorded in fiscal 2003, $3.3 million related to losses on subleases of excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances for both our former Chief Executive Officer and our former President, $0.2 million related to the charge-off of certain deferred compensation for our former Chief Executive Officer and $0.1 million related to additional asset write-downs.

Restatement Expenses

In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We have settled these lawsuits and paid $4 million to the plaintiffs to disburse settlement payments. We will also pay up to an additional $3 million based on a formula applied to any recovery in our ongoing lawsuit against Genesis Insurance Company. We have also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement.

Restatement expenses amounted to approximately $3.4 million for the first six months of fiscal 2004 and included $2.4 million of legal and professional fees, of which $0.8 million we have advanced in connection with the indemnification of former officers, $0.7 million of accrued retention bonuses to certain key employees and $0.3 million of amortization of the premium for the replacement directors’ and officers’ liability insurance. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and our ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until October 2004 for the retention bonuses, which will aggregate to as much as $2.2 million payable in fiscal 2004.

Operating Income (Loss)

As a result of the above items, operating income increased $5.1 million to $4.5 million in the first six months of fiscal 2004 compared to an operating loss of $0.6 million in the first six months of fiscal 2003.

Income Taxes

We recorded approximately $1.4 million of income tax expense in the first six months of fiscal 2004 compared to $0.3 million  of income tax benefit in the first six months of fiscal 2003. We have provided a valuation allowance against our deferred tax assets. This allowance is periodically adjusted to reflect our current estimates of taxable income and future deferred tax assets and the expected realization of those assets. As a result the effective rates for income taxes in the first six months of fiscal 2004 and 2003 were 33% and 34%, respectively.

Loss from Discontinued Retail Operations, net of tax

During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All of our stores were closed and all retail store operations ceased as of April 30, 2003. The income from discontinued retail operations, net of tax, for the first six months of fiscal 2004 was $0.1 million. This income resulted primarily from the final settlement of certain lease obligations at favorable amounts. The first six months of fiscal 2003 loss from discontinued retail operations, net of tax, was $0.7 million, which resulted from retail store operations during the period.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of fiscal 2004 was approximately $16.9 million compared to approximately $16.7 million for the first six months of fiscal 2003. Net cash used in investing activities was approximately $0.6 million for the first six months of fiscal 2004 compared to approximately $1.7 million for the first six months of fiscal 2003. Net cash used in financing activities was approximately $1.0 million for the first six months of fiscal 2004 compared to approximately $1.5 million for the first six months of fiscal 2003.

Capital expenditures totaling approximately $2.5 million are planned for fiscal 2004, including amounts for information technology initiatives, computer hardware, software, and furniture and office equipment.

On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced our previous line of credit that expired on March 31, 2003. Our current loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times; and limit capital expenditures to not more than $2.5 million in the fiscal years 2004 and 2005. We were in compliance with these covenants at October 31, 2003.

We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit will be sufficient to meet our cash requirements during the current fiscal year. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during the current fiscal year. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement and various other factors.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended April 30, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts and Returns

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period sales. We analyze the rate of historical returns when evaluating the adequacy of the allowance for returns, which is included with the allowance for doubtful accounts on our balance sheets.

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold out-of-season golf and specialty retail merchandise. The net realizable value of the out-of-season merchandise is estimated based on disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional allowances may be required.

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

Restructuring Liabilities and Retail Store Closure Expenses

Restructuring-related liabilities and retail store closure expenses include estimates for anticipated disposition of lease obligations and other costs. Key variables in determining such estimates include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents. We invest our excess cash in interest-bearing U.S. Government and high-quality corporate instruments and hold these instruments for 90 days or less. Changes in interest rates may affect the fair market value of these instruments. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

Item 4. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures.   As of October 31, 2003, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. It also included an independent accounting firm (not our independent auditors) continuing their initial review of our internal controls, and performing limited testing of those controls. This independent review was based on employees’ reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

Limitations on the Effectiveness of Controls.   Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.   Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, following the announcement in 2002 that the we would restate our historical financial results, we and certain of our current and former directors and officers were named defendants in three shareholder class actions filed in United States District Court for the Western District of Washington alleging violations of federal securities laws (the “Securities Suits”): Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber. In addition,  we and certain of our current and former directors and officers were named defendants in a shareholder derivative suit (the “Derivative Suit”) filed in the Superior Court of the State of Washington, for King county: Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic], with a companion suit subsequently filed in the United States District Court for the Western District of Washington.

On September 12, 2003, we entered into a Stipulation and Agreement of Settlement with the plaintiffs in the Securities Suits and the plaintiff in the Derivative Suit. On December 2, 2003, the United States District Court for the Western District of Washington granted final approval of this previously announced settlement.

We remain a party to our lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington. Our complaint alleges that Genesis’ attempt to rescind our primary Directors’ and Officers’ liability insurance is unlawful, and seeks damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. Discovery in this suit concluded on November 10, 2003, except that the Court granted the parties the right to take certain depositions after that date. Trial in this suit is scheduled to commence on March 8, 2004.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 7, 2003. Out of the Company’s 10,698,398 shares of Common Stock entitled to vote at the meeting, 9,845,878 were represented, either in person or by proxy.

Proposal Number 1—Election of Class III directors

Nominee	For	Against
Henry L. (Skip) Kotkins, Jr.	9,749,767	96,111
James C. Towne	9,751,072	94,806

Proposal Number 2—Ratification of Appointment of Auditors

For	9,703,040
Against	126,245
Withheld	16,593

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

Exhibit Number	Description
31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Change in control agreement dated September 8, 2003 between Cutter & Buck Inc. and Henry Fielding (filed herewith)

b)     Reports on Form 8-K

The Company filed a Form 8-K on September 10, 2003 to announce financial results for the first quarter of fiscal year 2004, and the appointment of Henry Fielding as Vice President and Manager of the Products Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)

Dated: December 15, 2003	By	/s/ Ernest R. Johnson
Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)