Form 10-Q
period 2004-01-31
CUTTER & BUCK INC
filed 2004-03-16
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004
or
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

        The number of shares of Common Stock of the registrant outstanding as of March 12, 2004 was 10,714,499.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	January 31, 2004	April 30, 2003
	(unaudited)
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$23,058	$18,864
Short-term investments	18,953	—
Accounts receivable, net of allowances for doubtful accounts and returns of $2,131 at January 31, 2004 and $3,746 at April 30, 2003	13,159	24,333
Inventories, net	24,517	34,539
Deferred income taxes	1,244	3,586
Prepaid expenses and other current assets	2,714	4,740

Total current assets	83,645	86,062
Furniture and equipment, net	6,580	8,894
Deferred income taxes	178	178
Other assets	320	544

Total assets	$90,723	$95,678

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,971	$6,381
Accrued liabilities	7,815	12,245
Current portion of capital lease obligations	574	1,732
Other current liabilities	219	82

Total current liabilities	13,579	20,440
Capital lease obligations, less current portion	241	702
Other liabilities	2,294	2,548
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized: 10,712,049 issued and outstanding at January 31, 2004 and 10,634,132 at April 30, 2003	65,056	64,805
Deferred compensation	—	(37)
Retained earnings	9,553	7,220

Total shareholders' equity	74,609	71,988

Total liabilities and shareholders' equity	$90,723	$95,678

See accompanying notes

CUTTER & BUCK INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
(in thousands, except share and per share amounts)
Net sales	$22,540	$25,582	$90,024	$95,394
Cost of sales	12,507	15,608	49,033	56,707

Gross profit	10,033	9,974	40,991	38,687
Operating expenses:
Depreciation	1,040	1,383	3,152	3,934
Selling, general and administrative	9,025	10,143	30,029	31,783
Restructuring and asset impairment	(65)	(45)	(55)	3,845
Restatement expenses	1,172	1,275	4,522	2,529

Total operating expenses	11,172	12,756	37,648	42,091

Operating income (loss)	(1,139)	(2,782)	3,343	(3,404)
Interest income (expense)
Interest expense	(31)	(157)	(134)	(528)
Interest income	108	62	193	207

Net interest expense	77	(95)	59	(321)

Income (loss) from continuing operations before income taxes	(1,062)	(2,877)	3,402	(3,725)
Income tax expense (benefit)	(205)	(508)	1,215	(795)

Net income (loss) from continuing operations	(857)	(2,369)	2,187	(2,930)
Income (loss) from discontinued retail operations, net of tax	—	(7,331)	146	(8,076)

Net income (loss)	$(857)	$(9,700)	$2,333	$(11,006)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.08)	$(0.22)	$0.21	$(0.28)
Net earnings (loss) from discontinued retail operations	$—	$(0.69)	$0.01	$(0.76)
Net earnings (loss)	$(0.08)	$(0.91)	$0.22	$(1.04)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.08)	$(0.22)	$0.20	$(0.28)
Net earnings (loss) from discontinued retail operations	$—	$(0.69)	$0.01	$(0.76)
Net earnings (loss)	$(0.08)	$(0.91)	$0.21	$(1.04)
Shares used in computation of:
Basic earnings (loss) per share	10,706,372	10,625,667	10,690,699	10,607,985

Diluted earnings (loss) per share	10,706,372	10,625,667	11,067,931	10,607,985

See accompanying notes

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	January 31, 2004	January 31, 2003
(in thousands)
Operating activities:
Net income (loss)	$2,333	$(11,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,296	4,612
Deferred gain on sale and leaseback of capital assets	(71)	(95)
Gain on disposals of furniture and equipment	19	95
Amortization of deferred compensation	37	359
Noncash compensation expense	—	130
Noncash restructuring and asset impairment charges	(82)	7,275
Changes in assets and liabilities:
Accounts receivable, net	11,256	26,000
Inventories, net	10,022	(11,603)
Prepaid expenses and other assets	2,387	(4,328)
Accounts payable, accrued liabilities and other liabilities	(3,682)	2,875

Net cash provided by operating activities	25,515	14,314
Investing activities:
Purchases of furniture and equipment	(1,038)	(1,946)
Purchases of short-term investments	(26,933)	—
Maturities of short-term investments	7,980	—
Decrease in trademark, patents and marketing rights	—	82

Net cash used in investing activities	(19,991)	(1,864)
Financing activities:
Principal payments under capital lease obligations	(1,581)	(3,680)
Transfer to restricted cash	—	(7,000)
Issuance of common stock	251	88

Net cash used in financing activities	(1,330)	(10,592)

Net increase in cash and cash equivalents	4,194	1,858
Cash and cash equivalents, beginning of period	18,864	6,989

Cash and cash equivalents, end of period	$23,058	$8,847

See accompanying notes

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months and nine months ended January 31, 2004 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2003, included in the Company's filing on Form 10-K.

Investments

        The Company invests in interest-bearing U.S. Government and high-quality corporate debt instruments. Management determines the appropriate classification of these investments at the time of purchase and re-evaluates such classification as of each balance sheet date. At January 31, 2004, the Company's investment portfolio was classified as held-to-maturity, and the Company has the positive intent and ability to hold the securities to maturity. The investment portfolio is carried at amortized cost, which approximates fair market value. Management regularly reviews the carrying value of investments in order to identify and record losses when events and circumstances indicate that declines in the fair value of such assets below amortized cost are other-than-temporary. None of these investments had declines in fair market value below amortized cost during the nine months ended January 31, 2004.

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure." Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price. Under the Company's plans, stock options are generally granted at fair market value on the date of grant. The Company also has an Employee Stock Purchase Plan that allows eligible employees to purchase Company stock at a 15% discount from market price utilizing payroll deductions.

        If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company's net income (loss) and net earnings (loss) per share would have been as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$(857)	$(9,700)	$2,333	$(11,006)
Add: Stock-based employee compensation expense, as reported	—	79	—	79
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(302)	(430)	(1,045)	(1,102)

Pro forma net income (loss)	$(1,159)	$(10,051)	$1,288	$(12,029)

Earnings (loss) per share:
Basic—as reported	$(0.08)	$(0.91)	$0.22	$(1.04)
Basic—pro forma	$(0.11)	$(0.95)	$0.12	$(1.13)
Diluted—as reported	$(0.08)	$(0.91)	$0.21	$(1.04)
Diluted—pro forma	$(0.11)	$(0.95)	$0.12	$(1.13)

        The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming no future dividends and the following weighted-average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Risk-free interest rate	3.2%	3.0%	2.6%	3.0%
Volatility	47%	63%	47%	63%
Expected life	5 years	5 years	5 years	5 years

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Risk-free interest rate	3.2%	2.9%	2.8%	2.7%
Volatility	47%	63%	47%	63%
Expected life	6 months	6 months	6 months	6 months

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

Segments

        The Company has one business segment, "wholesale." This segment consists of designing, marketing, sourcing and selling high-quality sportswear under the Cutter & Buck brand to golf pro shops and resorts, corporate accounts, upscale specialty retail stores, international distributors and licensees and our e-commerce business. The results of this segment are used by the Company's chief operating decision maker to evaluate operating performance and allocate resources.

Note 2. Reclassifications

        Certain prior year balances have been reclassified to conform to current-year presentation. These reclassifications primarily reflect the closure of the Company-owned retail stores in fiscal 2003. The historical results of retail operations are presented as discontinued retail operations.

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

Note 4. Short-term investments

        Short-term investments held-to-maturity consisted of the following securities, all of which mature within one year:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Corporate debt securities	$18,953	$27	$—	$18,980

Total	$18,953	$27	$—	$18,980

Note 5. Debt

        The Company has a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This agreement is collateralized by a security interest in the Company's accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million, working capital of at least $35 million at all times, and limit capital expenditures to not more than $2.5 million in each of fiscal years 2004 and 2005. The Company was in compliance with these covenants at January 31, 2004. At January 31, 2004, letters of credit outstanding against this line of credit totaled approximately $6.9 million and there were no working capital advances outstanding. At January 31, 2003, letters of credit outstanding against the previous line of credit totaled approximately $13.1 million and there were no working capital advances outstanding.

Note 6. Shareholders' Equity

        During the nine months ended January 31, 2004, the Company sold 77,917 shares under its employee stock purchase plan and pursuant to the exercise of stock options.

Note 7. Restructuring, Asset Impairment and Discontinued Retail Operations Expenses

        The Company has two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing the Company's wholly-owned European subsidiary, refining the Company-owned retail store strategy, closing four Company-owned retail stores, consolidating and restructuring the women's line sales forces, discontinuing certain product lines, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of ten additional retail stores, so that all Company-owned retail stores were closed by April 30, 2003. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining the Company's retail strategy and closing its retail stores, are included in Restructuring and Asset Impairment Expenses. Costs associated with the 2003 Restructuring Plan and the costs associated with refining the Company's retail strategy and closing its retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations.

  (a)
  2002 Restructuring Plan

        In the third quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its operating costs, streamline its organizational structure and focus on those areas of its business that it believes will provide the greatest growth and profit opportunities. A major initiative of this restructuring plan included closing the Company's wholly-owned European subsidiary, Cutter & Buck (Europe) B.V. and establishing a third-party licensing relationship to serve key European markets. Effective May 1, 2002, the Company entered into a license agreement with Eurostyle Ltd. (Eurostyle) to distribute its men's and women's Golf and Classic apparel collections and golf accessories throughout Europe. The license agreement requires Eurostyle to make certain minimum royalty payments and expires on April 30, 2010. Effective May 1, 2002, the Company also entered into an asset purchase agreement with Eurostyle to sell them inventory, certain accounts receivable balances and fixtures for a total purchase price of $1.1 million. This agreement covered substantially all of the remaining inventory, fixturing, furniture and equipment in Europe.

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

        The components of the 2002 Restructuring Plan charges were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Lease obligations	$—	$1,177	$—	$4,458
Asset impairment	(82)	54	(82)	377
Foreign currency translation gain	17	—	19	43
Other restructuring costs	—	(200)	24	43

Total charges under the 2002 Restructuring Plan	(65)	1,031	(39)	4,921
Reclassified to discontinued retail operations	—	(1,076)	(16)	(1,076)

Restructuring and asset impairment charges related to continuing operations	$(65)	$(45)	$(55)	$3,845

        The $0.1 million reduction in restructuring and asset impairment expenses primarily related to accrual adjustments.

        For the nine months ended January 31, 2004, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

(in thousands)	Balance at April 30, 2003	Subsequent Accruals, Net	Subsequent Payments	Balance at January 31, 2004	Due Within 1 Year	Due After 1 Year
Lease obligations	$2,855	$—	$(240)	$2,615	$320	$2,295
Other restructuring costs	73	24	(90)	7	7	—

	$2,928	$24	$(330)	$2,622	$327	$2,295

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

        The components of the 2003 Restructuring Plan charges were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Lease obligations	$—	$3,916	$(266)	$3,916
Termination benefits	—	3,635	—	3,635
Other restructuring costs	—	743	19	928

Total charges under the 2003 Restructuring Plan	—	8,294	(247)	8,479
Reclassified to discontinued retail operations	—	(8,294)	247	(8,479)

Restructuring and asset impairment charges related to continuing operations	$—	$—	$—	$—

        For the nine months ended January 31, 2004, activity in the accrued liability account associated with the cash portion of charges in the 2003 Restructuring Plan consisted of the following:

(in thousands)	Balance at April 30, 2003	Subsequent Accruals, Net	Subsequent Payments	Balance at January 31, 2004	Due Within 1 Year	Due After 1 Year
Lease obligations	$435	$(288)	$(147)	$—	$—	$—
Termination benefits	31	(1)	(30)	—	—	—
Other restructuring costs	433	42	(451)	24	24	—

	$899	$(247)	$(628)	$24	$24	$—

        As of April 30, 2003 all of the retail store employees had been terminated. Approximately $0.2 million in severance and termination benefits relating to the retail store closure was paid out by April 30, 2003 and the remainder was paid out during the first half of fiscal 2004.

        The $0.3 million reduction in the lease obligation accrual during the first nine months of fiscal 2004 related to favorable lease termination negotiations and lower than expected exit costs.

Note 8. Restatement Expenses

        In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company settled those lawsuits and paid $4.0 million to the plaintiffs. The Company also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

        Restatement expenses amounted to approximately $1.2 million for the three months ended January 31, 2004 and included $0.9 million of legal and professional fees, of which $0.1 million we have advanced in connection with the indemnification of former officers, and $0.3 million of accrued retention bonuses to certain key employees. Restatement expenses amounted to approximately $4.5 million for the first nine months of fiscal 2004 and included $3.3 million of legal and professional fees, of which $0.9 million we have been required to pay in advance in connection with the indemnification of former officers, $1.0 million of accrued retention bonuses to certain key employees and $0.2 million of amortization of the premium for the replacement directors' and officers' liability insurance. Although the restatement has been completed, the Company expects to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the appeal of the Company's lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until March 2004 for the retention bonuses, which will aggregate to as much as $2.0 million payable in fiscal 2004.

Note 9. Litigation

        As previously disclosed, following the announcement in 2002 that the Company would restate its historical financial results, the Company and certain of its current and former directors and officers were named defendants in three shareholder class actions filed in the United States District Court for the Western District of Washington alleging violations of federal securities laws (the "Securities Suits"): Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber. In addition, we and certain of our current and former directors and officers were named defendants in a shareholder derivative suit (the "Derivative Suit") filed in the Superior Court of the State of Washington, for King county: Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances.M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic].

        On September 12, 2003, the Company entered into a Stipulation and Agreement of Settlement with the lead plaintiff in the Securities Suits and the plaintiff in the Derivative Suit. As part of the settlement, the Derivative Suit was refiled in the United States District Court for the Western District of Washington. On December 2, 2003, the United States District Court for the Western District of Washington granted final approval of that settlement, and dismissed the Securities Suits and the federal Derivative Suit. The state Derivative Suit was subsequently dismissed by order of the Superior Court of the State of Washington, for King County, on December 10, 2003.

        During the period covered by this report the Company was also a party to its lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington. The Company's complaint alleged that Genesis' attempt to rescind its primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, the Company's claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 the Company filed a motion asking the Court to alter its decision and vacate this judgement, and on March 11, 2004, the Company filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeals.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company's financial condition and results of operations.

Note 10. Income Taxes

        The Company recorded approximately $1.2 million of income tax expense in the first nine months of fiscal year 2004 compared to approximately $0.8 million of income tax benefit in the first nine months of fiscal year 2003. The Company has provided a valuation allowance against deferred tax assets. This allowance is periodically adjusted based on the Company's estimates of future taxable income and the expected realization of deferred tax assets. As a result, the effective rates for income taxes were 35.7% and 21.4% for the first nine months of fiscal years 2004 and 2003, respectively.

Note 11. Related Party Transactions

        The Company had a Transition and Release Agreement with a former officer and director, pursuant to which this former officer executed promissory notes in favor of the Company in the amounts of $80,000 and $165,223. Under the terms of this Agreement, the Company was required to cancel the $80,000 promissory note if certain conditions were met as of May 11, 2003. Effective May 14, 2003, the Company entered into a "standstill" agreement with this former officer. Under the terms of the standstill agreement, the Company and this former officer agreed to postpone any determination of their respective rights and obligations under the Transition and Release Agreement until March 14, 2004.

        The Company and this former officer have terminated the standstill agreement as of March 10, 2004. In accordance with the terms of the Transition and Release Agreement, the Company has cancelled the $80,000 promissory note. The former officer repaid the $165,223 promissory note on March 10, 2004, which was recorded in accounts receivable at January 31, 2004.

        The Company also had a loan arrangement with a former officer which was recorded in accounts receivable and totaled $294,037, including interest, at January 31, 2004. The outstanding balance on this loan was satisfied on February 17, 2004.

Note 12. Subsequent Events

        On March 10, 2004 the Board of Directors approved the initiation of a quarterly dividend and a stock repurchase program. A dividend of $0.05 a share will be payable on April 9, 2004 to shareholders of record on March 26, 2004. The stock repurchase program authorizes the purchase of up to $6 million in company stock. The purchases may be made from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including, but not limited to, the following: our ability to control costs and expenses; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining the integrity of our technology and information systems; maintaining satisfactory relationships with our banking partners; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economc and political conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2003. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

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

        During fiscal 2003 and the first half of fiscal 2004, our strategy focused on managing our gross profit and the profitability of our core wholesale business. Because we have positioned the Cutter & Buck brand to represent a superior product available at select locations, we have foregone some sales opportunities that would have generated a lower gross profit.

        Our sales have also been affected by the difficult economic conditions faced by customers in our target markets. The number of golf rounds played are down, corporate spending on marketing and events has been curtailed, and specialty retailers have faced declining sales. However, we believe our brand is strong and we are well positioned within these markets. We have seen some growth in the specialty retail market as the economy begins to improve and we focus our products more closely on our target markets. We believe that as the economic turnaround becomes more widespread we are in a good position to grow our brand.

        As part of the ongoing optimization of our organizational structure, in January 2004 we converted 41 of our sales representatives from employees to independent sales representatives. Before the conversion, approximately half of our sales representatives were employees and half were independent. After the conversion virtually all of our sales representatives were independent. This conversion was structured to have no impact on selling expenses or customer service. Since the conversion was completed, we have not experienced any significant impact on turnover, selling expenses or customer service.

        During fiscal 2003, we restructured our business to focus our efforts on our wholesale business and reduce our operating costs. We also discontinued our retail stores business segment. We now have one business segment, "wholesale." To understand the performance of our wholesale business, management considers it useful to review our operating results excluding costs that are not elements of running our wholesale business on an ongoing basis, such as restructuring and restatement expenses and costs related to our former European operations. We adjust our GAAP-based net income to exclude income and expense items that are not directly related to our wholesale business in order to give us better information regarding the profitability of our wholesale business. We use this analysis to compare pretax wholesale business income on a quarterly and year-to-date basis.

	Three Months Ended		Nine Months Ended
(in thousands)	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Net income (loss) as reported	$(857)	$(9,700)	$2,333	$(11,006)

Less: net income (loss) from discontinued retail operations	—	(7,331)	146	(8,076)
Add: income tax expense (benefit)	(205)	(508)	1,215	(795)
Add: pre-tax (income) expense of closed European operations	(5)	67	67	(477)
Add: restructuring and asset impairment expenses (reversals)	(65)	(45)	(55)	3,845
Add: restatement expenses	1,172	1,275	4,522	2,529

Ongoing wholesale business income before tax	$40	$(1,580)	$7,936	$2,172

        The next stage of our strategy includes strengthening the upscale positioning of the Cutter & Buck brand and superior execution of all of our business processes to enable total customer satisfaction, in order to increase net sales while maintaining our gross profit. We are focusing on the needs of our customers within each strategic business unit (SBU), and updating our styles and adding products to meet those needs. This is a long-term strategy to grow our business and, due in part to the long product lead times in this industry, we remain relatively cautious about sales for the next six months compared to last year.

        In order to reach these goals, we are investing in design talent and market research, and the development of management information systems to improve our processes and continue our commitment to customer service. We will also invest in marketing to expand our brand awareness within our SBU target markets. We expect these investments in our business to result in increased expenses in these areas over the next fiscal year. However, we expect these increases in expenses to ultimately be offset by increases in sales and impairments in operating efficiencies. We currently anticipate that operating expenses before restatement costs will be in line with recent history.

Recent Developments

        The Board of Directors approved the initiation of a quarterly dividend and a stock repurchase program. A dividend of $0.05 per share will be payable on April 9 to shareholders of record on March 26. The stock repurchase program authorizes the purchase of up to $6 million in Company stock.

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

	Three Months Ended		Nine Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	61.0	54.5	59.4

Gross profit	44.5	39.0	45.5	40.6
Operating expenses:
Depreciation	4.6	5.4	3.5	4.1
Selling, general and administrative	40.0	39.6	33.4	33.3
Restructuring and asset impairment	(0.3)	(0.2)	(0.1)	4.0
Restatement expenses	5.2	5.0	5.0	2.7

Total operating expenses	49.5	49.8	41.8	44.1

Operating income (loss)	(5.0)	(10.8)	3.7	(3.5)
Net interest expense	0.4	(0.4)	0.1	(0.4)

Income (loss) from continuing operations before income taxes	(4.6)	(11.2)	3.8	(3.9)
Income tax expense (benefit)	(0.9)	(2.0)	1.3	(0.8)

Net income (loss) from continuing operations	(3.7)	(9.2)	2.5	(3.1)
Income (loss) from discontinued retail operations, net of tax	—	(28.7)	0.2	(8.5)

Net income (loss)	(3.7)%	(37.9)%	2.7%	(11.6)%

  Three Months Ended January 31, 2004 Compared With Three Months Ended January 31, 2003

Net Sales

        During the third quarter of fiscal 2004, net sales decreased approximately $3.0 million, or 11.9%, to $22.5 million from $25.6 million in the same period of the prior year. In the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, net sales in all of our SBUs were negatively impacted as we focused on improving our gross profit. Because we have foregone some sales opportunities with lower gross profits, our net sales have decreased compared to the third quarter of fiscal 2003 although our gross profit dollars have increased over the same period.

        The detail of net sales by SBU was as follows:

	Three Months Ended January 31,
(in thousands, except percent change)	2004	2003	Decrease	Percent Change
Golf	$4,877	$5,808	$(931)	(16.0)%
Corporate	11,010	12,963	(1,953)	(15.1)%
Specialty Retail	3,926	4,020	(94)	(2.3)%
International	641	674	(33)	(4.9)%
Other	2,086	2,117	(31)	(1.5)%

Total	$22,540	$25,582	$(3,042)	(11.9)%

        In the third quarter of fiscal 2004, net sales in our Golf SBU decreased by $0.9 million, or 16%, to $4.9 million from $5.8 million in the same period of the prior year. Net sales in our Golf SBU have been impacted by internal factors, including hiring and training sales representatives who are new to the Cutter & Buck brand. Our Golf SBU also continues to be negatively impacted by external factors, including ongoing flat demand in the golf industry. Net sales in our Corporate SBU decreased by $2.0 million, or 15.1%, to $11.0 million from $13.0 million in the same period of the prior year. During fiscal 2004, we changed the cycle of our new product releases and discontinued some designs. In January 2004, we launched a new corporate catalog featuring new designs which we expect will have a positive impact on sales in future periods, although corporate SBU customers continue to be cautious in their spending on marketing programs. Net sales in our Specialty Retail SBU decreased $0.1 million, or 2.3%, to $3.9 million from $4.0 million in the same period of the prior year primarily due to the timing of orders. Net sales in our International SBU decreased by $0.1 million, or 4.9%, to $0.6 million from $0.7 million in the same period of the prior year, primarily due to our ongoing shift from distributor relationships to licensee relationships during fiscal 2004. Net sales in our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, decreased slightly compared to the same period of the prior year primarily due to the timing of our planned seasonal liquidation sales.

Gross Profit

        In the third quarter of fiscal 2004, gross profit increased to 44.5% of net sales compared to 39.0% in the same period of the prior year. In fiscal 2004, our margins have increased as we improved our sourcing, focused on reducing our product returns and allowances, adjusted our pricing structure for certain products and reduced discounting. Our product returns and allowances have decreased significantly during the last twelve months due to this intensive management. As a result of this trailing twelve-month decrease, we updated the estimates we use to calculate the reserve for product returns and allowances. This reduced our reserve for product returns and allowances and increased our gross profit during the third quarter of fiscal 2004. However, we have planned to liquidate out-of-season inventory in the fourth quarter of fiscal 2004 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in that quarter.

        Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

        Selling, general and administrative expenses totaled $9.0 million in the third quarter of fiscal 2004 compared to $10.1 million in fiscal 2003, a decrease of $1.1 million. Sales commissions, salaries and related taxes decreased approximately $0.3 million, primarily due to a decrease in net sales, savings resulting from our restructuring plans and internal cost-cutting measures. Legal and accounting fees decreased approximately $0.2 million primarily due to the timing of expenses. Bad debt expense decreased approximately $0.1 million, primarily due to a decrease in net sales and increased management of credit exposures. Sample expenses decreased by approximately $0.3 million, travel and entertainment expenses decreased by approximately $0.1 million and sales meeting and trade show costs decreased approximately $0.2 million, primarily due to internal cost-cutting measures and improved operational efficiencies. Business taxes decreased approximately $0.2 million, primarily due to property taxes. These decreases were partially offset by increases of approximately $0.2 million in advertising expenses, primarily due to the timing of print ad placements and an increase of approximately $0.1 million in insurance expenses, primarily due to an overall increase in business insurance rates.

Restatement Expenses

        In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We settled those lawsuits and paid $4.0 million to the plaintiffs. We also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

        Restatement expenses amounted to approximately $1.2 million for the third quarter of fiscal 2004 and included $0.9 million of legal and professional fees, of which $0.1 million we have advanced in connection with the indemnification of former officers, and $0.3 million of accrued retention bonuses to certain key employees. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the appeal of our lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until March 2004 for the retention bonuses, which will aggregate to as much as $2.0 million payable in fiscal 2004.

Operating Income (Loss)

        As a result of the above items, our operating loss was $1.1 million in the third quarter of fiscal 2004 compared to $2.8 million in the third quarter of fiscal 2003.

Income Taxes

        We recorded approximately $0.2 million of income tax benefit in the third quarter of fiscal 2004 compared to $0.5 million in the third quarter of fiscal 2003. We have provided a valuation allowance against our deferred tax assets. This allowance is periodically adjusted based on our estimates of future taxable income and the expected realization of deferred tax assets. As a result, the effective rates for income taxes in the third quarters of fiscal 2004 and 2003 were 19.3% and 17.7%, respectively.

Loss from Discontinued Retail Operations, net of tax

        During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All of our stores were closed and all retail store operations ceased as of April 30, 2003. There was no income or loss from discontinued retail operations in the third quarter of fiscal 2004. The third quarter of fiscal 2003 loss from discontinued retail operations, net of tax, was $7.3 million, which included a pre-tax charge of $9.6 million for retail store closure expenses.

  Nine Months Ended January 31, 2004 Compared With Nine Months Ended January 31, 2003

Net Sales

        During the first nine months of fiscal 2004, net sales decreased approximately $5.4 million, or 5.6%, to $90.0 million from $95.4 million in the same period of the prior year. In the first nine months of fiscal 2004 compared to the same period of the prior year, net sales in all of our SBUs were negatively impacted as we focused on improving our gross profit. Because we have foregone some sales opportunities with lower gross profits, our net sales have decreased compared to the fiscal 2003 although our gross profit dollars have increased over the same period.

        The detail of net sales by SBU was as follows:

	Nine Months Ended January 31,
(in thousands, except percent change)	2004	2003	Increase/ (Decrease)	Percent Change
Golf	$25,796	$28,984	$(3,188)	(11.0)%
Corporate	39,048	41,330	(2,282)	(5.5)%
Specialty Retail	17,190	16,358	832	5.1%
International	1,871	3,102	(1,231)	(39.7)%
Other	6,119	5,620	499	8.9%

Total	$90,024	$95,394	$(5,370)	(5.6)%

        In the first nine months of fiscal 2004, net sales in our Golf SBU decreased by $3.2 million, or 11%, to $25.8 million from $29.0 million in the same period of the prior year. Net sales in our Golf SBU have been impacted by internal factors, including hiring and training sales representatives who are new to the Cutter & Buck brand. Our Golf SBU also continues to be negatively impacted by external factors, including ongoing flat demand in the golf industry. Net sales in our Corporate SBU decreased by $2.3 million, or 5.5%, to $39.0 million from $41.3 million in the same period of the prior year. During fiscal 2004, we changed the cycle of our new product releases and discontinued some designs. In January 2004, we launched a new corporate catalog featuring new designs which we expect will have a positive impact on sales in future periods, although corporate SBU customers continue to be cautious in their spending on marketing programs. Net sales in our Specialty Retail SBU increased $0.8 million, or 5.1%, to $17.2 million from $16.4 million in the same period of the prior year. This increase was primarily due to the success of our collegiate and pro sports sales programs. Net sales in our International SBU decreased by $1.2 million, or 39.7%, to $1.9 million from $3.1 million in the same period of the prior year. For the nine months ended January 31, 2003, net sales in our International SBU included approximately $0.7 million in revenue generated by selling inventory to Eurostyle Ltd. in conjunction with establishing a licensing relationship with them. Net sales in this SBU also decreased as we continue to shift from distributor relationships to licensee relationships during fiscal 2004. Net sales in our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, increased $0.5 million, or 8.9%, to $6.1 million from $5.6 million in the same period of the prior year.

Gross Profit

        In the first nine months of fiscal 2004, gross profit increased to 45.5% of net sales compared to 40.6% in the same period of the prior year. In fiscal 2003, our gross profit was negatively impacted by lower margins on off-price sales. In fiscal 2004, our margins have increased as we improved our sourcing, focused on reducing our product returns and allowances, adjusted our pricing structure for certain products and reduced discounting. Our product returns and allowances have decreased significantly during the last twelve months due to this intensive management. As a result of this trailing twelve-month decrease, we updated the estimates we use to calculate the reserve for product returns and allowances. This reduced our reserve for product returns and allowances and increased our gross profit during the first nine months of fiscal 2004. However, we have planned to liquidate out-of-season inventory in the fourth quarter of fiscal 2004 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in that quarter.

        Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

        Selling, general and administrative expenses totaled $30.0 million in the first nine months of fiscal 2004 compared to $31.8 million in the first nine months of fiscal 2003, a decrease of $1.8 million. Sales commissions, salaries and related taxes decreased approximately $1.5 million, primarily due to a decrease in net sales, savings resulting from our restructuring plans and internal cost-cutting measures. This decrease was partially offset by an increase in benefits of approximately $0.6 million. Bad debt expense decreased approximately $0.6 million, primarily due to a decrease in net sales and increased management of credit exposures. Rent expense decreased by approximately $0.3 million primarily due to subleasing abandoned warehouse space and the expiration of certain operating leases. Sample expenses decreased by approximately $0.5 million, sales meeting and tradeshow costs decreased by approximately $0.4 million and supply costs decreased by approximately $0.3 million primarily due to internal cost-cutting measures and improved operational efficiencies. These decreases were partially offset by increases of approximately $0.7 million in accounting, legal and other professional fees, primarily due to an increase in consulting fees. Insurance expense increased approximately $0.2 million, primarily due to an overall increase in business insurance rates. Advertising expense increased approximately $0.2 million, primarily due to additional print ads placed during the period, and director fees increased approximately $0.1 million primarily due to the increased number of board of director meetings held during the period.

Restructuring and Asset Impairment

        We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, consolidating and restructuring our women's line sales forces, discontinuing our golf shoe business, discontinuing the dressier side of our women's line, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of ten additional retail stores, resulting in all Company-owned retail stores being closed by April 30, 2003.

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

        There was a $0.1 million reduction in restructuring and asset impairment expenses in the first nine months of fiscal 2004, compared to $3.8 million of expenses in the first nine months of fiscal 2003. The $0.1 million reduction in expenses in fiscal 2004 primarily related to accrual adjustments. Of the $3.8 million recorded in fiscal 2003, $3.3 million related to losses on subleases of excess warehouse capacity at our distribution center, $0.3 million related to additional reserves against receivable balances for both our former Chief Executive Officer and our former President $0.1 million related to the charge-off of certain deferred compensation for our former Chief Executive Officer and $0.1 million related to additional asset write-downs.

Restatement Expenses

        In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. We settled those lawsuits and paid $4 million to the plaintiffs. We also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

        Restatement expenses amounted to approximately $4.5 million for the first nine months of fiscal 2004 and included $3.3 million of legal and professional fees, of which $0.9 million we have advanced in connection with the indemnification of former officers, $1.0 million of accrued retention bonuses to certain key employees and $0.2 million of amortization of the premium for the replacement directors' and officers' liability insurance. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the appeal of our lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until March 2004 for the retention bonuses, which will aggregate to as much as $2.0 million payable in fiscal 2004.

Operating Income (Loss)

        As a result of the above items, operating income increased $6.7 million to $3.3 million in the first nine months of fiscal 2004, compared to an operating loss of $3.4 million in the first nine months of fiscal 2003.

Income Taxes

        We recorded approximately $1.2 million of income tax expense in the first nine months of fiscal 2004 compared to $0.8 million of income tax benefit in the first nine months of fiscal 2003. We have provided a valuation allowance against our deferred tax assets. This allowance is periodically adjusted based on our estimates of future taxable income and the expected realization of deferred tax assets. As a result, the effective rates for income taxes in the first nine months of fiscal 2004 and 2003 were 35.7% and 21.4%, respectively.

Loss from Discontinued Retail Operations, net of tax

        During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All of our stores were closed and all retail store operations ceased as of April 30, 2003. The income from discontinued retail operations, net of tax, for the first nine months of fiscal 2004 was $0.1 million. This income resulted primarily from the final settlement of certain lease obligations at favorable amounts. The loss from discontinued retail operations, net of tax, during the first nine months of fiscal 2003 was $8.1 million, which included a pre-tax charge of $9.6 million for retail store closure expenses.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first nine months of fiscal 2004 was $25.5 million compared to $14.3 million for the first nine months of fiscal 2003. The overall increase in net cash provided by operating activities from the first nine months of fiscal 2003 compared to the first nine months of fiscal 2004 was primarily due to decreases in inventory as a result of more focused inventory management and an increase in net income. These changes were partially offset by decreases in noncash charges for depreciation, restructuring and asset impairment and a smaller decrease in our accounts receivable. Net cash used in investing activities was $20.0 million compared to $1.9 million for the first nine months of fiscal 2003. The increase was primarily due to the purchase of short-term investments in fiscal 2004. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments to maturity, which is generally 90 days or less. At January 31, 2004 we held $19.0 million in instruments with a maturity date slightly longer than 90 days, which we have classified as short-term investments. In addition, in December 2003 we received a federal tax refund of $3.6 million. At January 31, 2004, our cash and cash equivalents were $23.0 million compared to $8.8 million at January 31, 2003.

        On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced our previous line of credit that expired on March 31, 2003. The amount of credit available to us under this agreement is determined by a formula based on our accounts receivable and inventory balances. The amount of our available credit fluctuates as these balances fluctuate, and may at times be less than the maximum $35 million available under the agreement. We use this line of credit to support our trade financing with letters of credit. We may also use the line for operating expenses, although we do not currently do so. This loan agreement also contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times; and limit capital expenditures to not more than $2.5 million in each of the fiscal years 2004 and 2005. We were in compliance with these covenants at January 31, 2004.

        Our primary ongoing capital requirements are to finance working capital, the continued growth and operations of our business, the stock repurchase program and cash dividends. To support our operations, capital expenditures totaling approximately $1.5 million to $2.0 million are planned for fiscal 2004. These capital expenditures include amounts for information technology initiatives, computer hardware, software, and furniture and office equipment. We will also pay approximately $2.0 million in retention bonuses in the fourth quarter of fiscal 2004. On March 10, 2004 the Board of Directors approved the initiation of a quarterly dividend and a stock repurchase program. A dividend of $0.05 a share will be payable on April 9, 2004 to shareholders of record on March 26, 2004. The share repurchase program authorizes the purchase of up to $6 million in company stock. The purchases may be made from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

        We believe that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit will be sufficient to meet our cash requirements during the remainder of fiscal 2004 and fiscal 2005. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during the remainder of fiscal 2004 or in fiscal 2005. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement and various other factors.

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts and Returns

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering individual customer's financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also maintain an estimate of potential future product returns related to current period sales. We analyze the rate of historical returns when evaluating the adequacy of the allowance for returns, which is included with the allowance for doubtful accounts on our balance sheets.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. A detailed analysis of inventory is performed on a quarterly basis to identify unsold seasonal or aging merchandise. The net realizable value of the seasonal or aging merchandise is estimated based on disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of seasonal or aging merchandise to its estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional allowances may be required.

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

Restructuring Liabilities

        Restructuring-related liabilities include estimates for anticipated disposition of lease obligations and other costs. Key variables in determining such estimates include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity, which is approximately 90 days or less. Changes in interest rates may affect the fair market value of these instruments. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

        We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

        The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at January 31, 2004. Amounts were as follows:

(in thousands, except percentages)	Expected maturity date Fiscal 2005
U.S. Corporate debt securities	18,953
Average rate of return	0.973%

Item 4. Controls and Procedures

        Evaluation of the Company's Disclosure Controls and Procedures.    As of January 31, 2004, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. We are developing internal processes for documenting, testing and monitoring our disclosure procedures. These internal processes are based on employees' reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

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

        Changes in Internal Controls.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal quarter ended January 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        As previously disclosed, following the announcement in 2002 that we would restate our historical financial results, we and certain of our current and former directors and officers were named defendants in three shareholder class actions filed in the United States District Court for the Western District of Washington alleging violations of federal securities laws (the "Securities Suits"): Steven Bourret v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber; Stanley Sved v. Cutter & Buck Inc. and Harvey N. Jones; and Jason P. Hebert v. Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber. In addition, we and certain of our current and former directors and officers were named defendants in a shareholder derivative suit (the "Derivative Suit") filed in the Superior Court of the State of Washington, for King county: Morris Haimowitz Derivatively on behalf of Cutter & Buck, Inc. [sic] v. Frances.M. Conley, Michael S. Brownfield, Larry C. Mounger, James C. Towne, Harvey N. Jones, Martin J. Marks, Stephen S. Lowber and Cutter & Buck, Inc. [sic].

        On September 12, 2003, we entered into a Stipulation and Agreement of Settlement with the lead plaintiff in the Securities Suits and the plaintiff in the Derivative Suit. As part of the settlement, the Derivative Suit was refiled in the United States District Court for the Western District of Washington. On December 2, 2003, the United States District Court for the Western District of Washington granted final approval of that settlement, and dismissed the Securities Suits and the federal Derivative Suit. The state Derivative Suit was subsequently dismissed by order of the Superior Court of the State of Washington, for King county, on December 10, 2003.

        During the period covered by this report, we were also a party to our lawsuit against Genesis Insurance Company in the United States District Court for the Western District of Washington. Our complaint alleged that Genesis' attempt to rescind our primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, our claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 we filed a motion asking the Court to alter its decision and vacate this judgement, and on March 11, 2004 we filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeal.

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
  b)
  Reports on Form 8-K

        The Company filed a Form 8-K on December 15, 2003 to announce financial results for the second quarter and first six months of the fiscal year 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated:	March 16, 2004	By	/s/ ERNEST R. JOHNSON

Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

CUTTER & BUCK INC. Quarterly Report on Form 10-Q For the Quarter Ended January 31, 2004
Index
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