Form 10-K
period 2004-04-30
CUTTER & BUCK INC
filed 2004-07-14
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $78,976,996 based on the last reported sale price of the Company's Common Stock on that day as reported by the NASDAQ National Market System.

        The aggregate market value as of July 9, 2004 of the voting stock held by non-affiliates of the Registrant was approximately $113,980,110 based upon the closing price as reported by NASDAQ. As of such date, there were 10,884,944 shares outstanding of the Registrant's Common Stock, no par value per share.

        Documents incorporated by reference:

        (1)    Portions of the Registrant's definitive 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year end are incorporated by reference into Part III hereof.

CUTTER & BUCK INC.
Annual Report on Form 10-K
For the fiscal year ended April 30, 2004
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

Recent Development

        On June 24, 2004, we announced that Fran Conley, CEO, will transition out of her position as CEO. On July 10, 2004 we entered into a Transition Agreement with Ms. Conley, which provides for her to remain the Company's Chairman and CEO, and a member of the Company's Board, through September 15, 2004. Under the terms of the Agreement, Ms. Conley will also remain an employee through March 15, 2005. We are beginning a national search for a successor to our CEO.

Brand

        The Cutter & Buck brand enjoys a high degree of consumer acceptance and loyalty. We emphasize world-class quality and leadership in design, customized textiles, finishing details and construction. We use vibrant color in updated but classic styling. Market research confirms that this has led to a high level of consumer satisfaction.

        Our primary consumer market is men and women age 30 and over who actively pursue their passions in life, who recognize quality and who want to associate with a high-quality brand. We reach our target market in partnership with a variety of retailers and wholesalers who recognize the value of premium, branded apparel.

Products and Design

        Our men's line offers sportswear suitable for golf, business casual, family activities, active lifestyles, and casually elegant situations. We offer knit and woven shirts, pants and shorts, sweaters, vests, wind and rain apparel, jackets and accessories. Our women's line is smaller and concentrates on clothing for golf, active lifestyle and casual weekend use. During fiscal 2004, 85% of our sales were men's apparel and 15% were women's apparel. Most of our golf customers and some of our corporate and specialty retail customers want their logos embroidered on our apparel. We have a significant in-house embroidery operation to produce these embroidered logos.

        We offer two main seasonal collections each year, Spring and Fall. Each season includes several "deliveries" or collections which convey a theme or attitude through color, styling, and fabric. The Spring season is generally sold from July through December, with product shipping to customers from November through April. The Fall season is generally sold from January through June, with product shipping to customers from May through October.

        We also offer "core" styles, certain key sportswear items which are in demand for several seasons, sometimes for years. During fiscal 2004, 28% of our product revenues came from seasonal collections and 72% from core styles.

        Our in-house design and merchandising teams develop plans for each season's collections for each distribution channel. After looking at fabrics from around the world, we generally design our own textiles, which are then unique to Cutter & Buck. This enables us to work with factories to develop the combinations of textile characteristics and colors that are best for each style. We design and develop our products to look elegant and to wear well. To achieve these objectives, we emphasize high-quality fabrics, particularly natural fibers and technical performance fabrics, designs that favor comfort during active motion, and careful construction with details that enhance longevity.

        Our golf and specialty retail store customers tend to order more heavily from the seasonal collections, and to fill in their orders with core styles; our corporate customers tend to order mainly core styles, and occasionally use items from the seasonal collections. We can thus construct lines which are tailored for each distribution channel, but which have many styles in common.

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

Product Development and Production

        Our in-house specialists create detailed specifications for color, construction methods, and finishing steps for each garment. Using these specifications, factories make the garments to our high-quality standards.

        We contract for the manufacture of our products and do not own or operate any manufacturing facilities. During fiscal 2004, we used a combination of agents, sourcing companies and factory-direct relationships to source our products and used approximately 50 factories in 9 countries on an ongoing basis.

        We source our product manufacturing in a number of different countries. For fiscal 2004, our largest source was Thailand, which produced 52% of the dollar value of products we ordered during the year. We also used factories in other parts of Asia, Peru, India and Turkey. We do not have long-term contracts with these factories, but place orders for specific quantities as needed. Because it frequently takes time for factories to learn to meet our expectations, we place a high value on long-term working relationships with these factories.

        We also place a high value on social responsibility, and we have adopted SA8000, an international, independently monitored code of conduct to help to ensure proper compliance with laws, regulations and the protection of human rights. For fiscal 2004, 56% of the dollar value of our product came from factories that meet the stringent SA8000 standards. We continue to encourage our suppliers to achieve SA8000 certification.

        We contract to purchase our goods in United States dollars, and we have not experienced material difficulties as a result of foreign political, economic or social instability. However, we remain subject to the risks associated with foreign suppliers, including without limitation, economic, political and health risks. Because we import our products from factories overseas, we are also subject to quota restrictions imposed by bilateral textile agreements between the United States and a number of foreign countries which continue through December 31, 2004. These agreements were negotiated under the framework established by the World Trade Organization (the "WTO") regarding international trade in textiles.

        Pursuant to the WTO agreements, effective January 1, 2005, the United States and other WTO member countries are required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas should benefit us by allowing us to source our products without the necessity of factories having to purchase and obtain quotas. However, our business may be negatively affected by the limited remaining quotas toward the end of calendar year 2004. If the elimination of quotas result in import surges from certain countries, the possibility also exists that other trade actions may be taken by the United States to prevent imports in injurious quantities, which may adversely effect our ability to import product.

        We may also experience delays in shipping from time to time, whether due to third-party strikes, or otherwise. Delays in shipments and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry and our business, financial condition and operating results.

Sales and Marketing

        We sell our products through distribution channels we believe will best reach our primary consumer market. We have organized these selling efforts into Strategic Business Units (SBUs). These SBUs are responsible for specific target markets. Within these target markets, they identify customers, manage the customer relationship, sell the product, determine the quantities of inventory to order, and manage the inventory. We have four major SBUs: Golf, Corporate, Specialty Retail, and International, along with a small Consumer-direct SBU for our e-commerce business.

        As part of the ongoing optimization of our organizational structure, in January 2004 we converted 41 of our sales representatives from employees to independent sales representatives. Before the conversion, approximately half of our sales representatives were employees and half were independent. After the conversion, virtually all of our sales representatives were independent.

        Golf SBU.    In fiscal 2004, the Golf SBU provided 31% of our net sales. At the end of fiscal 2004, we had 32 sales representatives in the Golf SBU. We sold to more than 4,500 customers, most of whom are green grass pro shops and some of whom are tournaments. We regulate our distribution in order to enhance the long-term value of the brand. Most of our golf customers order their club or event logos embroidered on the apparel they order. We provided embroidery on 69% of the items sold to golf customers during fiscal 2004. Golf customers tend to order well before the seasonal collections arrive, which enables us to adjust our production to early indications of demand. During the season, golf customers may order additional quantities of seasonal or core products.

        We provide golf marketing support through ads in golf trade and consumer magazines, and catalogs which we provide to our customers. We also sponsor Annika Sorenstam, the leading woman golfer, as well as Charlotta Sorenstam, Jerry Kelly, Pat Hurst, Mhairi McKay, Dave Stockton and Jeff Gove. We renewed our sponsorship of Annika through 2006, and we launched our new women's golf collection inspired by Annika, the "Annika Collection by Cutter & Buck" for our Fall 2004 season, which began shipping June 25, 2004.

        Corporate SBU.    In fiscal 2004, the Corporate SBU provided 42% of net sales. We have 28 sales representatives in the Corporate SBU. These sales representatives sell through promotional products distributors to major corporations. Our corporate customers tend to appreciate the association of their own brands with the Cutter & Buck brand. Many of the garments we sell to corporate customers are embroidered with the customer's corporate logo. This embroidery is sometimes done by us, and sometimes by the advertising specialist companies or other embroidery houses. In fiscal 2004, we embroidered 12% of the items sold to corporate customers. Corporate customers tend to order at time of need, so we carry inventories of the core styles which account for most of their orders. We also maintain a web site where our corporate customers can see exactly what merchandise we have available.

        Marketing support for the Corporate SBU includes catalogs, direct mail pieces, web-based initiatives, trade shows and seminars for the promotional products distributors. We believe that the corporate channel also benefits from the brand awareness and esteem built in the Golf SBU, as many corporate executives are also golfers.

        Specialty Retail SBU.    In fiscal 2004, the Specialty Retail SBU provided 18% of net sales. We have 33 sales representatives who sell to specialty retail stores, ranging from men's and women's upscale clothing retailers, to big and tall stores and catalogs, to collegiate and pro sports team stores. Customers include Nordstrom, Parisian, Von Mauer, Rochester Big and Tall and over 1,500 other stores. Specialty Retail customers tend to place their major orders before the seasonal collections are available for shipment, which allows us to adjust our production to early indications of demand. Marketing support for our specialty retail customers varies, but tends to include point-of-purchase, consumer promotions, catalogs showing our products and direct mail pieces.

        We have concept shop partnerships with golf and specialty retail customers who meet higher order requirements. These customers carry a large assortment of Cutter & Buck apparel, and we provide additional merchandising and fixturing assistance to them.

        International SBU.    In fiscal 2004, our International SBU provided 2% of net sales, which are royalties on products sold by licensees and distributors in various parts of the world. We have transitioned the majority of our distributor relationships to licensee relationships.

        We have a renewable contract to license our products in Europe with Eurostyle Ltd. We also have renewable contracts with international distributors and licensees to sell our products in a number of countries, including Australia, New Zealand, the Philippines, the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Kuwait, Oman, South Africa, Singapore, Malaysia, Japan, Korea, Hong Kong, China and Canada. These agreements range in terms from three to ten years. The products licensed from us in these territories are generally identical to the products offered in the United States, and certain licensees offer some products unique to their markets. Distributors and licensees often use our marketing technique of offering the products in collections. These agreements enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

        Consumer Direct SBU.    In addition to the four major SBUs above, we also have a small e-commerce business, at www.cutterbuck.com. Our e-commerce site provides consumers with an opportunity to order from a selection of our styles which may not be available to them in their local market.

Order Fulfillment

        Our order fulfillment group works to ensure that our customers receive exactly what they ordered, with fine embroidery, on time. Our distribution center is located near the major Seattle airport and about 20 miles from our corporate offices. We lease 170,500 square feet, which is used for our embroidery functions as well as for processing orders.

        Our distribution center is highly automated, using the PkMS warehouse management system. We maintain a very reliable perpetual inventory system. We believe that our ability to efficiently process large as well as relatively small orders is a competitive advantage. We also offer a number of value-added services which allow our customers to sell our products without further processing. Value-added services can include adding customer hang tags, folding products to specific measurements, or packing orders to particular specifications.

        After we have assembled the various items that form a customer's order, we produce any embroidery that is required. We provide a full range of embroidery services, including developing the digital instructions for producing a specific logo, choosing the logo colors that best enhance the colors of a garment and producing the embroidery. We have 226 embroidery heads, and during peak embroidery production and shipping periods we have contracted with a number of independent domestic embroiderers.

Information Systems

        Our basic information processing is done by Paragon, an integrated, real-time system that is specifically designed for the wholesale apparel industry. Information from Paragon populates a database with a user-friendly interface, which enables managers throughout the company to get useful information at many levels of detail. Other programs serve different needs, including: computer-aided design software for design and product development; remote-order entry system for our sales force, with daily inventory availability data; and a warehouse management system. We have also expanded our electronic data interchange capabilities to meet the needs of our department store customers.

        During fiscal 2004, we focused on improving information support for management decision making, embroidery functions, and customer internet applications. During fiscal 2005, we plan to upgrade and replace some of our computer systems. We expect the new systems to provide significantly better management information, and support for our future operations.

Order Booking Cycle and Backlog

        We typically receive our orders for a season over the period beginning when samples are first shown to customers. We begin to take orders for our Fall collections in January, generally for delivery between May and October and for our Spring collection in July, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders from the Golf, Corporate and Specialty Retail SBUs, was approximately $20.2 million as of April 30, 2004. We expect to fill over 95% of backlog orders, and these orders are generally shipped within nine months. For various reasons endemic to the apparel industry, including occasional sold-out inventory positions, credit issues and other customer-related issues, we typically do not ship all of our backlog.

Competition

        The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and promotional products distributors, are highly fragmented. We encounter substantial competition in all of our distribution channels from other apparel companies. We believe that our ability to compete effectively is based primarily on product differentiation, product quality, production flexibility, embroidery services, distribution capabilities, and value-added services provided by our distribution center, all of which enhance our brand. Some of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. We cannot provide assurance that we will be able to maintain or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter those markets.

Trademarks

        CUTTER & BUCK, the Cutter & Buck pennant logo and the Cutter & Buck tour logo are our trademarks registered in the United States. CUTTER & BUCK is registered for use on apparel and other products in over 50 countries, and the Cutter & Buck pennant logo and the Cutter & Buck tour logo are similarly registered in over 30 countries. We have also applied to register these marks in a number of other countries as well, and have applied to register the ANNIKA patch and the ANNIKA logo in over 40 countries.

Employees

        As of April 30, 2004, we had 376 full-time and 3 part-time employees in the United States, of whom 37 were engaged in sales, 11 in production, 22 in merchandising and design, 36 in customer service, 10 in credit, 7 in marketing, 138 in embroidery development and operations, 65 in distribution,

16 in information technology and 37 in administration and finance. None of our employees is a member of a union. We consider our relations with our employees to be satisfactory.

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

        We are searching for a successor to our CEO.    On June 24, 2004, our CEO, Fran Conley, announced her intention to step down. On July 10, 2004, we entered into a Transition Agreement with Ms. Conley, which provides for her to remain our Chairman and CEO and a member of our Board of Directors until September 15, 2004. The Agreement also provides for Ms. Conley to remain an employee through March 15, 2005. We are beginning a national search for a successor to our CEO. Although the search will be coordinated by a professional search organization, we expect that it will require an investment of senior management time and attention. We may be unable to identify and retain a qualified successor to our CEO prior to her stepping down on September 15, 2004. If we are unable to retain a qualified successor by that date, we may need to retain an interim CEO or implement some alternative arrangement. In addition, the uncertainties raised by the length and results of the search process may cause distractions in other areas of our business. Finally, we expect that we will incur costs associated with the retention of a successor CEO, including potential cash and equity compensation for that individual. These costs cannot be estimated at this time.

        We expect to incur legal and other professional service costs.    Former officers have made indemnification claims against us related to their legal fees in connection with the SEC investigation. The ultimate cost of such indemnification cannot currently be estimated nor can the extent to which any costs will be covered by insurance. In addition, we will continue to incur legal fees as we pursue our appeal against Genesis Insurance Company.

        We may not be able to increase our sales.    We experienced declining sales during the fiscal years ended April 30, 2002, 2003 and 2004. Our management believes the decline in sales during fiscal year 2002 was attributable in part to poor economic conditions and the effect of our financial restatements. In fiscal 2003 and fiscal 2004, the decline in sales was due in part to our strategy of intensively managing our gross profit, which caused us to forgo some sales opportunities that would have generated a lower gross profit. There can be no assurance that our strategies to increase sales by focusing more closely on our target markets will be successful. If we are unable to increase our sales, our business may be harmed.

        We plan to upgrade and replace computer systems.    In order to provide adequate management information and support our future operations, we plan to upgrade and replace some of our computer systems. The installation of new systems and upgrades of existing systems will require a significant investment of employee time, as well as a significant capital investment. If we do not select systems that adequately support our needs, are unable to successfully install the systems and integrate them into our operations, or cannot complete the installations or upgrades within budget requirements, our business may be materially harmed.

        We rely on key employees.    Because we position the Cutter & Buck brand to represent consistently high quality, premium branded apparel coupled with superior customer service, we rely on key employees in various areas of our operations. We also operate on a strict seasonal merchandise calendar that includes personnel from our design, product development, production and sales groups. If we were to experience the loss of key employees in the future without orderly succession, our business may be harmed.

        We rely on our trademarks and brand name.    Because we position the Cutter & Buck brand to represent consistently high quality, premium branded apparel available at select locations, maintaining the integrity of the Cutter & Buck brand is essential to our business. We regard our name and logo as valuable assets, and critical to marketing our products based on our brand image. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we do not believe we have been materially harmed by infringement of our trademarks or trade dress to date, we have experienced some instances of such infringement and have taken actions to protect our rights. If we are unable to successfully defend the integrity of our brand, our business may be materially harmed.

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

        During the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, we decided to abandon 234,500 square feet of warehouse space at our distribution center. Between January 23, 2002 and September 10, 2002, we entered into three subleases that, in total, cover the entire abandoned warehouse space.

Item 3.    Legal Proceedings

        As previously disclosed, we remain a party to our lawsuit against Genesis Insurance Company. Our complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis' 2002 attempt to rescind our primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, our claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 we filed a motion asking the Court to alter its decision and vacate this judgment, and on March 11, 2004 we filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeals. On April 21, 2004, the Circuit Mediator for the Ninth Circuit Court of Appeals entered an Order staying our Appeal, pending the outcome of our motion to alter the trial Court's decision and vacate the judgment. On May 25, 2004, the United States District Court for the Western District of Washington entered an order denying our motion to alter the earlier decision. Accordingly, we are proceeding with our appeal.

        We are also party to other routine litigation incidental to our business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on our financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the NASDAQ National Market under the symbol "CBUK." The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported on the NASDAQ National Market.

Fiscal 2004	High	Low
Quarter:
First	$5.74	$3.45
Second	$8.03	$4.74
Third	$9.81	$7.31
Fourth	$11.00	$9.50
Fiscal 2003	High	Low
Quarter:
First	$7.10	$4.25
Second	$4.34	$2.90
Third	$4.60	$3.51
Fourth	$4.00	$2.95

        As of July 9, 2004, there were approximately 3,780 holders of record of our common stock. Many of our shares are held in "street name" and the number of holders of record may not represent the actual number of shareholders.

Sales of Unregistered Securities

        On October 16, 2002, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase an aggregate of 7,500 shares of Company common stock to two consultants. The options were exercisable at a price of $3.92 per share, which was the closing price of the Company's common stock on the date of grant, and carried a ten-year term.

        On November 15, 2002, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase an aggregate of 66,000 shares of Company common stock to two newly hired executives. The options carried an exercise price of $3.67 per share, which was the closing price of the Company's common stock on the date of the grant. Each option was generally exercisable for a period of 10 years, subject to earlier termination in the event of a change in the executive's employment with the Company. On January 28, 2003, the Company accepted the resignation of one of these executives and, as a result, that executive's option to purchase 36,000 shares of the Company's common stock expired on January 28, 2003.

        On June 16, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted an option to purchase 30,000 shares of the Company's common stock to a newly hired executive. This option is exercisable at a price of $4.55 per share, which was the closing price of the Company's common stock on the date of grant. The option is generally exercisable for a period of 10 years, unless earlier terminated as a result of a change in the executive's employment with the Company.

        On September 8, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted an option to purchase 30,000 shares of the Company's common stock to a newly hired executive. This option is exercisable at a price of $6.83 per share, which was the closing price of the Company's common stock on the date of grant. The option is generally exercisable for a period of 10 years, unless earlier terminated as a result of a change in the executive's employment with the Company.

        On March 9, 2004, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company sold 2,500 shares of Company common stock for cash at a price of $3.92 per share upon the exercise of an option granted to a consultant on October 16, 2002.

Dividends

        On March 15, 2004 the Board announced a dividend of $0.05 per share of common stock. The dividend was paid on April 9 to holders of record on March 26. On June 24, 2004 the Board announced a dividend of $0.05 per share of common stock. The dividend is payable on July 16 to holders of record on July 8. We had not previously declared or paid any cash dividend on our common stock.

Equity Compensation Plans

        The following table sets forth our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,376,163	$6.55	411,513
Equity compensation plans not approved by security holders	95,000	4.96	—

Total	1,471,163	$6.45	411,513

Stock Repurchase Program

        On March 15, 2004 the Board announced a stock repurchase program, allowing for the repurchase of up to $6 million of common stock. The program may be suspended at any time without notice, and does not have an expiration date.

        The following table sets forth our purchases of our common stock for the fiscal quarter ended April 30, 2004:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
February 1, 2004 to February 29, 2004	—	$—	—	$—
March 1, 2004 to March 31, 2004	17,200	10.14	17,200	5,825,558
April 1, 2004 to April 30, 2004	39,626	10.24	39,626	5,419,807

Total	56,826	$10.21	56,826	$5,419,807

Item 6.    Selected Financial Data

Year Ended April 30,	2004	2003	2002	2001	2000
(in thousands, except share and per share amounts)
Net sales	$128,374	$131,699	$161,113	$172,853	$145,491
Cost of sales	69,784	76,912	106,189	104,134	82,802

Gross profit	58,590	54,787	54,924	68,719	62,689
Operating expenses:
Depreciation	3,988	5,109	5,423	4,340	3,546
Selling, general and administrative	41,376	42,400	52,350	53,429	45,024
Restructuring and asset impairment	(349)	3,806	5,524	—	—
Restatement expenses	4,968	8,169	—	—	—

Total operating expenses	49,983	59,484	63,297	57,769	48,570

Operating income (loss)	8,607	(4,697)	(8,373)	10,950	14,119
Interest income (expense)
Interest expense	(155)	(627)	(1,731)	(1,354)	(1,039)
Interest income	277	241	132	98	579

Net interest income (expense)	122	(386)	(1,599)	(1,256)	(460)

Income (loss) from continuing operations before income taxes	8,729	(5,083)	(9,972)	9,694	13,659
Income tax expense (benefit)	944	(65)	(2,945)	3,684	5,035

Income (loss) from continuing operations	7,785	(5,018)	(7,027)	6,010	8,624
Income (loss) from discontinued retail operations, net of tax	146	(6,980)	(3,346)	(538)	(431)

Net income (loss)	$7,931	$(11,998)	$(10,373)	$5,472	$8,193

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.73	$(0.47)	$(0.66)	$0.57	$0.87
Earnings (loss) from discontinued retail operations	$0.01	$(0.66)	$(0.32)	$(0.05)	$(0.04)
Net earnings (loss)	$0.74	$(1.13)	$(0.98)	$0.52	$0.83
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.70	$(0.47)	$(0.66)	$0.57	$0.86
Earnings (loss) from discontinued retail operations	$0.01	$(0.66)	$(0.32)	$(0.05)	$(0.04)
Net earnings (loss)	$0.71	$(1.13)	$(0.98)	$0.52	$0.82
Shares used in computation of:
Basic earnings (loss) per share	10,705	10,615	10,570	10,448	9,839

Diluted earnings (loss) per share	11,162	10,615	10,570	10,526	10,021

April 30,	2004	2003	2002	2001	2000
(in thousands, except dividends per share)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$19,715	$18,864	$6,989	$8,072	$7,367
Working capital	75,080	65,622	71,924	78,475	74,415
Total assets	93,930	95,678	106,769	142,567	115,082
Short-term debt and capital lease obligations	557	1,732	3,213	21,469	4,455
Long-term debt and capital lease obligations	111	702	3,716	10,346	6,545
Total shareholder's equity	$79,729	$71,988	$83,394	$92,349	$86,221
Cash dividends declared per common share	$0.05	$—	$—	$—	$—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this section together with "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below: relations with and performance of suppliers; our ability to control costs and expenses including costs associated with the upgrade and replacement of some of our computer systems and costs associated with regulatory compliance, carry out successful designs, effectively advertise and communicate with the marketplace and penetrate our chosen distribution channels; costs associated with the indemnification of former officers; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining the integrity of our technology and information systems while enhancing and changing systems; attracting and retaining senior executives and employees during our current management transition; maintaining satisfactory relationships with our banking partners; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in Part I, Item 1 above. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

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

        Our sales have also been affected by the difficult economic conditions faced by customers in our target markets. During most of our fiscal year, the number of golf rounds played were down, corporate spending on marketing and events was curtailed, and specialty retailers faced declining sales. We have recently seen some growth in the specialty retail and corporate markets as the economy begins to improve and we focus our products more closely on our target markets. We believe our brand is strong and we are well positioned within these markets, and as the economic turnaround becomes more widespread we are in a good position to grow our brand.

        As part of the ongoing optimization of our organizational structure, in January 2004 we converted 41 of our sales representatives from employees to independent sales representatives. Before the conversion, approximately half of our sales representatives were employees and half were independent. After the conversion, virtually all of our sales representatives are independent. This conversion was structured to have no impact on selling expenses or customer service. Since the conversion was completed, we have not experienced any significant impact on turnover or selling expenses.

        During fiscal 2003, we restructured our business to focus our efforts on our wholesale business and reduce our operating costs. To understand the performance of our wholesale business, management considers it useful to review our operating results excluding costs that are not elements of running our wholesale business on an ongoing basis, such as restructuring and restatement expenses and costs related to our former retail store and European operations. We adjust our net income calculated in accordance with generally accepted accounting principles to exclude income and expense items that are not directly related to our wholesale business, in order to give us better information regarding the profitability of our wholesale business. We use this analysis to compare pretax wholesale business income on a quarterly and year-to-date basis.

Year Ended April 30,	2004	2003	2002
(in thousands)
Net income (loss) as reported	$7,931	$(11,998)	$(10,373)

(Income) loss from discontinued retail operations	(146)	6,980	3,346
Income tax expense (benefit)	944	(65)	(2,945)
Pre-tax (income) expense of closed European operations	13	(376)	2,538
Restructuring and asset impairment expenses	(349)	3,806	5,524
Restatement expenses	4,968	8,169	—

Ongoing wholesale business income before tax	$13,361	$6,516	$(1,910)

        We are now focusing on strengthening the upscale positioning of the Cutter & Buck brand, and refining the execution of all of our business processes to enable the highest level of customer satisfaction. The goal of this strategy is to increase net sales while maintaining our gross profit. We are focusing on the needs of our customers within each strategic business unit, and updating our styles and adding products to meet those needs. This is a long-term strategy to grow our business and, due in part to the long product lead times in this industry, we remain relatively cautious about sales for the next six months in relation to last year. In addition, we are currently searching for a successor to our CEO. Once retained, that individual will be responsible for helping the Board position our brand in the market and chart the Company's strategic direction, which may result in some change in our current brand positioning and strategy.

        In order to reach these goals, we are investing in design talent and market research, and the development of management information systems to improve our processes and continue our commitment to customer service. We plan to upgrade and replace some of our computer systems, and we expect the new systems to provide significantly improved management information and support for our future operations. We will also invest in marketing to expand our brand awareness within our SBU target markets. We expect these investments in our business to result in increased expenses in these areas over the next fiscal year. However, we expect these increases in expenses to ultimately be offset by increases in sales and improvements in operating efficiencies.

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

Year Ended April 30,	2004	2003	2002
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.4	58.4	65.9

Gross profit	45.6	41.6	34.1
Operating expenses:
Depreciation	3.1	3.9	3.4
Selling, general and administrative	32.2	32.2	32.5
Restructuring and asset impairment	(0.3)	2.9	3.4
Restatement expenses	3.9	6.2	—

Total operating expenses	38.9	45.2	39.3
Operating income (loss)	6.7	(3.6)	(5.2)
Interest income (expense)
Interest expense	(0.1)	(0.5)	(1.1)
Interest income	0.2	0.2	0.1

Net interest income (expense)	0.1	(0.3)	(1.0)
Income (loss) from continuing operations before income taxes	6.8	(3.9)	(6.2)
Income tax expense (benefit)	0.7	—	(1.8)

Income (loss) from continuing operations	6.1	(3.9)	(4.4)
Income (loss) from discontinued retail operations, net of tax	0.1	(5.3)	(2.1)

Net income (loss)	6.2%	(9.2)%	(6.5)%

Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003

Net Sales

        During fiscal 2004 net sales decreased approximately $3.3 million or 2.5% to $128.4 million. During fiscal 2004, we focused on improving our gross profit. Because we have foregone some sales opportunities with lower gross profits, our net sales have decreased compared to fiscal 2003 although our gross profit has increased over the same period. The detail of net sales by SBU was as follows:

Year Ended April 30,	2004	2003	Increase/ (Decrease)	Percent Change
(in millions, except percent change)
Golf	$39.7	$42.7	$(3.0)	(7.0)%
Corporate	53.9	54.6	(0.7)	(1.2)
Specialty Retail	22.5	22.2	0.3	1.5
International	2.7	4.1	(1.4)	(35.1)
Other	9.6	8.1	1.5	18.0

Total	$128.4	$131.7	$(3.3)	(2.5)%

        During fiscal year 2004, net sales within our Golf SBU decreased by $3.0 million to $39.7 million from $42.7 million in the prior year. Net sales in our Golf SBU were impacted by a slower economic recovery in the high-end golf apparel segment. Our sales were also impacted as we hired and trained sales representatives who were new to the Cutter & Buck brand. Net sales within our Corporate SBU decreased $0.7 million to $53.9 million from $54.6 million in the prior year. Our Corporate sales were affected in fiscal 2004 by cautious corporate spending on marketing programs, changes in the cycle of new product releases and discontinuation of some designs. In January 2004, we launched a new corporate catalog featuring new designs, which has had a positive impact on sales. Our net sales in this SBU increased 12.4% in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003, and we expect sales in this SBU to continue to show improvement as corporate customers begin increasing spending on marketing programs. Net sales within our Specialty Retail SBU increased $0.3 million to $22.5 million from $22.2 million in the prior year. This increase was primarily due to the success of our collegiate and pro sports sales programs. Net sales within our International SBU decreased approximately $1.4 million to $2.7 million from $4.1 million in the prior year. Net sales within this SBU decreased as we continued to shift from distributor relationships to licensee relationships during fiscal 2004. In addition, for fiscal 2003 net sales in our International SBU included approximately $0.7 million in revenue generated by selling inventory to Eurostyle Ltd. in conjunction with establishing a licensing relationship with them. Net sales within our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, increased $1.5 million to $9.6 million from $8.1 million in the prior year, primarily due to increases in our e-commerce business and liquidation sales.

Gross Profit

        In fiscal 2004, our gross profit was 45.6% of net sales, compared to 41.6% in fiscal 2003. Our margins have increased as we focused on reducing our product returns and allowances, improved our sourcing, adjusted our pricing structure for certain products and reduced discounting. Our product returns and allowances decreased significantly during fiscal 2004 due to intensive management. As a result, we updated the estimates we use to calculate the reserve for product returns and allowances. These updated estimates resulted in a reduction of charges to product returns and allowances of $1.2 million. We also realized a reduction of approximately $1.0 million in our inbound freight and import costs.

        Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

        Depreciation expense was $4.0 million in fiscal 2004 compared to $5.1 million in fiscal 2003. Depreciation expense decreased during fiscal 2004 primarily due to investments in our inventory management systems becoming fully depreciated, the disposal of assets no longer used in our operations and phasing out investments in sales fixturing. This decrease was partially offset by an increase in depreciation expense related to new capital expenditures.

Selling, General and Administrative

        Selling, general and administrative expenses totaled $41.4 million in fiscal 2004 compared to $42.4 million in 2003, a decrease of $1.0 million or 2.4%, and was unchanged as a percentage of net sales at 32.2% in fiscal 2004 and fiscal 2003. Salaries, sales commissions and related taxes decreased by approximately $1.8 million due to a decrease in sales, savings resulting from our restructuring plans and internal cost-cutting measures. This decrease was offset by an increase in benefits, incentive bonuses and other employee expenses of $2.0 million. Sample expenses decreased approximately $0.9 million, and supply and printing expenses decreased approximately $0.3 million, primarily due to internal cost-cutting measures and lower sales levels. Rent expense decreased by approximately $0.3 million primarily due to closing two showrooms and consolidating operations at our corporate headquarters and distribution center. Bad debt expense decreased approximately $0.4 million primarily due to increased management of credit exposures. These decreases were partially offset by increases of approximately $0.5 million in legal and other professional fees and $0.3 million in advertising expenses.

        During fiscal 2005, we plan to invest in design talent, marketing initiatives, and management information systems. We expect these investments in our business to result in increased expenses in these areas. However, we expect these increases to ultimately be offset by increases in sales and improvements in operating efficiencies. We also expect to incur additional costs to comply with requirements of the Sarbanes-Oxley Act of 2002.

Restructuring and Asset Impairment

        We have two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. The 2002 Restructuring Plan included closing our wholly-owned European subsidiary, refining our Company-owned retail store strategy, closing four under-performing Company-owned retail stores, consolidating and restructuring our women's line sales force, discontinuing our golf shoe business, discontinuing the dressier side of our women's line, recording losses on subleases of excess warehouse capacity and certain management changes. The 2003 Restructuring Plan covered the closure of the remaining ten retail stores.

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

        We had a $0.3 million reversal of previously recognized restructuring and asset impairment expenses for fiscal 2004, compared to expenses of $3.8 million in fiscal 2003. The $0.3 million reduction in expenses primarily related to reserve adjustments for accounts receivable from former officers, which have now been settled. Our restructuring plans are now complete. The remaining liability recorded for the 2002 Restructuring Plan relates to the sublease of our excess warehouse capacity at our distribution center,and will be amortized through the end of the lease term in 2011. In fiscal 2003, the $3.8 million in expenses consisted of $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center and $0.5 million related to additional reserves against accounts receivable balances with former officers.

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

        Restatement expenses totaled approximately $5.0 million for the year ended April 30, 2004 and included $3.5 million of legal and professional fees, of which $0.9 million we have advanced in connection with the indemnification of former officers, $1.2 million of accrued retention bonuses to certain key employees and $0.2 million of amortization of the premium for the replacement directors' and officers' liability insurance. Retention bonuses totaled $1.9 million, the majority of which was paid out in the fourth quarter of fiscal 2004. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the appeal of our lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Operating Income (Loss)

        As a result of the above items, operating income was $8.6 million in fiscal 2004 compared to an operating loss of $4.7 million in fiscal 2003.

Income Taxes

        We recorded approximately $0.9 million of income tax expense in fiscal 2004 compared to $65,000 of income tax benefit in fiscal 2003. The effective rates for income taxes in fiscal 2004 and 2003 were 10.8% and 1%, respectively. In fiscal 2003 we established a valuation allowance against our deferred tax assets. Based on the level of our historical taxable income and forecasts for future taxable income over the periods in which the temporary differences were anticipated to reverse, management believed at that time it was more likely than not that we would be unable to realize the full benefit of our deferred tax assets. Considering the fiscal 2004 results and forecasts for future taxable income, management determined that it is now more likely than not that we will realize the benefit of these assets. Therefore, in fiscal 2004 we reversed the allowance of $1.2 million. In addition, income tax expense for the year was reduced by $0.9 million related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities. We will periodically review the necessity for an allowance as taxable income is generated or there are changes in our estimates of future taxable income and the expected realization of deferred tax assets.

Year Ended April 30, 2003 Compared to the Year Ended April 30, 2002

Net Sales

        During fiscal 2003 net sales decreased approximately $29.4 million or 18.2% to $131.7 million. The detail of net sales by SBU was as follows:

Year Ended April 30,	2003	2002	Increase/ (Decrease)	Percent Change
(in millions, except percent change)
Golf	$42.7	$48.6	$(5.9)	(12.1)%
Corporate	54.6	56.1	(1.5)	(2.7)
Specialty Retail	22.2	23.3	(1.1)	(4.7)
International	4.1	9.6	(5.5)	(57.3)
Other	8.1	23.5	(15.4)	(65.5)

Total	$131.7	$161.1	$(29.4)	(18.2)%

        Some of the decline in sales in each SBU may have been attributable to customers' fears about our stability after the announcement of the need to restate earnings. During fiscal year 2003, net sales within our Golf SBU decreased by $5.9 million to $42.7 million from $48.6 million in the prior year. Net sales within our Golf SBU continued to be negatively impacted by the economy and flat demand due to an oversupply of product in the golf marketplace and a decrease in the number of rounds played. Net sales within our Corporate SBU decreased $1.5 million to $54.6 million from $56.1 million in the prior year as corporate customers spent less on marketing programs. During the first quarter of fiscal 2003 we launched a new corporate catalog that had a positive impact on sales in the remainder of fiscal 2003. Net sales within our Specialty Retail SBU decreased $1.1 million to $22.2 million from $23.3 million in the prior year. Specialty retail sales decreased as a result of the discontinuation of our dressier women's line and the difficult conditions facing independent specialty stores. Net sales within our International SBU decreased by approximately $5.5 million to $4.1 million from $9.6 million in the prior year. For fiscal 2002, net sales within our International SBU included approximately $6.1 million in sales generated by our European subsidiary. This subsidiary was closed and substantially liquidated at the end of fiscal 2002. As a result, net sales for fiscal year 2003 did not include any direct European sales. Our European operations were replaced with a licensing relationship with Eurostyle Ltd. (Eurostyle) effective May 1, 2002. Because we no longer sell directly in Europe, we generate licensing revenues, instead of direct sales, on all sales of our products in that market. These licensing revenues are calculated as a percentage of net sales of our products by Eurostyle. The decrease in sales resulting from closing our European operations was partially offset by an increase in licensing and royalty income. Net sales within our Other SBU include liquidation sales and shipping revenue, and decreased $15.4 million to $8.1 million from $23.5 million in the prior year. This decrease was primarily due to lower liquidation sales in fiscal 2003 compared to fiscal 2002.

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

Depreciation

        Depreciation expense was $5.1 million in fiscal 2003 compared to $5.4 million in fiscal 2002. Depreciation expense decreased during fiscal 2003 due to the disposal of assets used in our European operations and certain assets used at our previous corporate headquarters. This decrease was partially offset by an increase in depreciation expense related to new capital expenditures.

Selling, General and Administrative

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

Restructuring and Asset Impairment

        Restructuring and asset impairment expenses were $3.8 million for fiscal 2003 compared to $5.5 million in fiscal 2002. Of the $3.8 million recorded in fiscal 2003, $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center and $0.5 million related to additional reserves against accounts receivable balances with former officers. The $5.5 million in expenses for fiscal 2002 consisted of $2.9 million related to the closure of our European operations, $1.4 million related to the consolidation and restructuring of our women's line sales force, $0.4 million related to the discontinuation of our golf shoe business as well as the dressier side of the women's business, $0.4 million related to the transitions of both our former Chief Executive Officer and our former President, $0.3 million related to the abandonment of excess warehouse capacity and $0.1 million related to other restructuring costs.

Restatement Expenses

        We restated certain of our historical financial statements for irregularities and errors in fiscal 2002. As a result of the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. During fiscal 2003 we reached an agreement to settle these lawsuits, including our agreement to pay $4 million in cash plus up to an additional $3 million based on a formula applied to any recovery in our ongoing suit against Genesis Insurance Company.

        Restatement expenses totaled approximately $8.2 million for the year ended April 30, 2003 and included the $4 million settlement charge, $2.8 million of legal and professional fees, $0.9 million of accrued retention bonuses to certain key employees and $0.5 million of amortization of the premium for the replacement directors' and officers' liability insurance and other restatement costs. Although the restatement has been completed, we will continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time. In addition, there will be an ongoing charge each quarter until March 2004 for the retention bonus, which aggregated to $1.9 million paid in March 2004.

Operating Income (Loss)

        As a result of the above items, operating loss decreased $3.7 million, or 43.9%, to $4.7 million in fiscal 2003 compared to $8.4 million in fiscal 2002.

Income Taxes

        We recorded approximately $65,000 of income tax benefit in fiscal 2003 compared to $2.9 million in fiscal 2002. The effective rates for income taxes in fiscal 2003 and 2002 were 1% and 29.5%, respectively. This decrease in our fiscal 2003 effective rate resulted from the establishment of a valuation allowance against our deferred income tax assets and non-deductible restructuring and asset impairment expenses.

Loss from Discontinued Retail Operations, net of tax

        During fiscal 2003, our Board of Directors determined that we should focus our resources on our wholesale business and close our retail stores. Although the retail stores provided a showcase for our product lines, the operation of the stores did not provide a satisfactory financial return. All stores were closed as of April 30, 2003. The fiscal 2003 loss from discontinued retail operations, net of tax, was $7.0 million compared to $3.3 million in fiscal 2002. The loss from discontinued retail operations in 2003 includes retail store closure expenses of $9.2 million pretax ($6.9 million net of tax). Retail store closure costs in 2003 include both the costs associated with the 2003 Restructuring Plan ($8.4 million pretax) and the costs associated with refining our retail strategy and closing our retail stores included in the 2002 Restructuring Plan ($0.8 million pretax). The 2003 Restructuring Plan expense included lease termination costs, termination and severance benefits to be paid as a result of the involuntary termination of 88 employees at our retail stores and corporate retail division, the write-down of other current assets, furniture and equipment and deferred rent to net realizable value and other costs resulting from the closure of the ten additional retail stores. The 2002 Restructuring Plan charge of $0.8 million pretax related to additional closure costs, primarily termination of lease obligations, on the four stores identified for closure during fiscal 2002.

        Also included in fiscal 2003 loss from discontinued retail operations is a $3.7 million fee paid to Hilco Merchant Resources, LLC (Hilco) in connection with the decision to close the retail stores. We entered into an agreement with Hilco to act as our agent for conducting the liquidation of store inventories and to assist with negotiations for termination of the store leases. As a guaranty of Hilco's performance we receive a guaranteed payment of 31.2% of the aggregate retail price of the inventory being liquidated. As compensation for its services, Hilco received a base fee of up to 2.5% of the retail price of the liquidation inventory plus all expenses incurred in connection with the liquidation event, including store level operating expenses. To the extent the proceeds from the liquidation sales exceeded the sum of the guaranteed payment plus all liquidation expenses and Hilco's base fee, such excess proceeds were split 80% to us and 20% to Hilco. As of April 30, 2003, the guaranteed payment totaled approximately $4.7 million and Hilco's fees totaled approximately $3.7 million. The $3.7 million was recorded in the discontinued retail operations results and included Hilco's base fees, reimbursable expenses incurred by Hilco and certain store level operating expenses paid for by Hilco under the terms of the agreement.

        The loss from discontinued retail operations in 2002 included store closure costs of $2.2 million pretax ($1.4 million after tax) under the 2002 Restructuring Plan. The $2.2 million pretax expense resulted from fixed asset write-downs and lease termination costs related to the four stores identified for closure.

Quarterly Results and Seasonality

        Our business is seasonal, and this seasonality is primarily attributable to delivery dates of our Spring and Fall lines and to the timing of shipments to golf pro shops and specialty retail stores. Other factors contributing to the variability of our quarterly results include seasonal fluctuations in consumer demand, the timing and amount of orders from key customers, the timing and magnitude of sales of seasonal remainder merchandise and availability of product. This pattern of sales creates seasonal fluctuations in profitability, working capital financing and liquidity levels. We generally experience our lowest level of net sales in the third quarter, and the highest level of net sales in the fourth quarter.

        The following tables set forth certain unaudited financial data, including percentages of net sales, for the eight quarters ended April 30, 2004.

2004 Quarter Ended	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004
(in thousands)
Net sales	$32,737	$34,747	$22,540	$38,350
Cost of sales	17,999	18,527	12,507	20,751

Gross profit	14,738	16,220	10,033	17,599
Operating expenses:
Depreciation	1,062	1,051	1,040	835
Selling, general and administrative	10,482	10,532	9,025	11,337
Restructuring and asset impairment	—	—	(65)	(284)
Restatement expenses	1,672	1,678	1,172	446

Total operating expenses	13,216	13,261	11,172	12,334

Operating income (loss)	1,522	2,959	(1,139)	5,265
Interest income (expense)
Interest expense	(58)	(44)	(31)	(22)
Interest income	43	42	108	84

Net interest income (expense)	(15)	(2)	77	62

Income (loss) from continuing operations before income taxes	1,507	2,957	(1,062)	5,327
Income tax expense (benefit)	555	866	(205)	(272	)(1)

Income (loss) from continuing operations	952	2,091	(857)	5,599
Income from discontinued retail operations, net of tax	146	—	—	—

Net income (loss)	$1,098	$2,091	$(857)	$5,599

2003 Quarter Ended	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	Apr. 30, 2003
(in thousands)
Net sales	$33,307	$36,505	$25,582	$36,305
Cost of sales	19,359	21,740	15,608	20,205

Gross profit	13,948	14,765	9,974	16,100
Operating expenses:
Depreciation	1,276	1,275	1,383	1,175
Selling, general and administrative	10,608	11,031	10,144	10,617
Restructuring and asset impairment	3,814	76	(45)	(39)
Restatement expenses	—	1,254	1,275	5,640

Total operating expenses	15,698	13,636	12,757	17,393

Operating income (loss)	(1,750)	1,129	(2,783)	(1,293)
Interest income (expense)
Interest expense	(196)	(175)	(157)	(99)
Interest income	60	85	62	34

Net interest income (expense)	(136)	(90)	(95)	(65)

Income (loss) from continuing operations before income taxes	(1,886)	1,039	(2,878)	(1,358)
Income tax expense (benefit)	(641)	354	(508)	730 (1)

Income (loss) from continuing operations	(1,245)	685	(2,370)	(2,088)
Income (loss) from discontinued retail operations, net of tax	(342)	(403)	(7,331)	1,096

Net income (loss)	$(1,587)	$282	$(9,701)	$(992)

(1)
In the fourth quarter of fiscal 2003, a valuation allowance of $1.2 million was established to reduce deferred tax assets to their estimated realizable value. In the fourth quarter of fiscal 2004, the valuation allowance was reversed.

2004 Quarter Ended	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.0	53.3	55.5	54.1

Gross profit	45.0	46.7	44.5	45.9
Operating expenses:
Depreciation	3.2	3.0	4.6	2.2
Selling, general and administrative	32.0	30.3	40.0	29.5
Restructuring and asset impairment	—	—	(0.3)	(0.7)
Restatement expenses	5.1	4.8	5.2	1.1

Total operating expenses	40.3	38.1	49.5	32.1

Operating income (loss)	4.7	8.6	(5.0)	13.8
Interest income (expense)
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	0.5	0.2

Net interest income (expense)	—	—	0.4	0.1

Income (loss) from continuing operations before income taxes	4.7	8.6	(4.6)	13.9
Income tax expense (benefit)	1.7	2.5	(0.9)	(0.7)

Income (loss) from continuing operations	3.0	6.1	(3.7)	14.6
Income from discontinued retail operations, net of tax	0.4	—	—	—

Net income (loss)	3.4%	6.1%	(3.7)%	14.6%

2003 Quarter Ended	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	Apr. 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	59.6	61.0	55.7

Gross profit	41.9	40.4	39.0	44.3
Operating expenses:
Depreciation	3.8	3.5	5.4	3.2
Selling, general and administrative	31.8	30.2	39.7	29.2
Restructuring and asset impairment	11.5	0.2	(0.2)	(0.1)
Restatement expenses	—	3.4	5.0	15.5

Total operating expenses	47.1	37.3	49.9	47.8

Operating income (loss)	(5.2)	3.1	(10.9)	(3.5)
Interest income (expense)
Interest expense	(0.6)	(0.5)	(0.6)	(0.3)
Interest income	0.2	0.2	0.2	0.1

Net interest expense	(0.4)	(0.3)	(0.4)	(0.2)

Income (loss) from continuing operations before income taxes	(5.6)	2.8	(11.3)	(3.7)
Income tax expense (benefit)	(1.9)	1.0	(2.0)	2.0

Income (loss) from continuing operations	(3.7)	1.8	(9.3)	(5.7)
Income (loss) from discontinued retail operations, net of tax	(1.0)	(1.1)	(28.7)	3.0

Net income (loss)	(4.7)%	0.7%	(38.0)%	(2.7)%

Liquidity and Capital Resources

        Our primary ongoing capital requirements are to finance working capital, the continued growth and operations of our business, the stock repurchase program and cash dividends. During fiscal 2004, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in fiscal 2004 was $22.8 million compared to $18.7 million for fiscal 2003. The increase in net cash provided by operating activities was primarily generated from our net income of $7.9 million in fiscal 2004 compared to our net loss of $12.0 million in fiscal 2003. We also realized a significant decrease in inventory in fiscal 2004 as a result of more intensive inventory management, compared to an increase in inventory in fiscal 2003. These changes were partially offset by a smaller decrease in our accounts receivable in fiscal 2004, primarily due to a lower level of net sales, and smaller decreases in accounts payable and accrued liabilities, primarily due to lower inventory levels and the payment of the shareholder lawsuit settlement. Net cash used in investing activities was $19.7 million compared to $2.4 million for fiscal 2003. The increase was primarily due to the purchase of short-term investments in fiscal 2004. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments to maturity, which averages 100 days or less. At April 30, 2004 we held $18.0 million in short-term investments. Net cash used in financing activities was $2.3 million, which primarily consisted of payments under capital lease obligations. In addition, in December 2003 we received a federal tax refund of $3.6 million. At April 30, 2004, our cash and cash equivalents were $19.7 million compared to $18.9 million at April 30, 2003.

        On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This replaced our previous line of credit that expired on March 31, 2003. The amount of credit available to us under this agreement is determined by a formula based on our accounts receivable and inventory balances. The amount of our available credit fluctuates as these balances fluctuate, and may at times be less than the maximum $35 million available under the agreement. We use this line of credit to support our trade financing with letters of credit. We may also use the line for operating expenses, although we do not currently do so. This loan agreement also contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times, and limit capital expenditures to not more than $2.5 million in fiscal 2004 and fiscal 2005. We were in compliance with these covenants at April 30, 2004.

        To support our operations, capital expenditures totaling approximately $4.0 million are planned for fiscal 2005. These capital expenditures will primarily consist of information technology initiatives, as we plan to upgrade and replace some of our computer systems. We plan to negotiate a waiver with Wells Fargo for the loan covenant limiting our capital expenditures to $2.5 million in fiscal 2005. Wells Fargo has indicated to us that a waiver would likely be granted for these expenditures.

        Other significant uses of cash included the payment of retention bonuses, payment of cash dividends, and repurchases of our common stock. In fiscal 2004, we paid approximately $1.9 million in retention bonuses in the fourth quarter, and we will pay an additional $0.6 million in fiscal 2005 plus approximately $0.5 million under our Transition Agreement with our CEO. On March 10, 2004 the Board of Directors approved the initiation of a quarterly dividend and a stock repurchase program. A dividend of $0.05 a share, totaling $0.5 million, was paid on April 9, 2004 to shareholders of record on March 26, 2004. The Board has declared a second dividend payable on July 16, 2004 to shareholders of record on July 8, 2004, and we expect to pay similar dividends in future quarters. The share repurchase program authorizes the purchase of up to $6 million in company stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. During fiscal 2004, we purchased 56,826 shares of our common stock at an average price of $10.21, for a total repurchase of

$0.6 million. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

        We believe that cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit will be sufficient to meet our cash requirements during fiscal 2005. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2005. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement and various other factors.

        The following is a summary of our contractual obligations as of April 30, 2004:

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(in thousands)
Capital leases	$596	$114			$710
Letters of credit(1)	6,533	—	—	—	6,533
Operating leases(1)	3,309	6,494	6,862	7,452	24,117
Retention bonuses	620	—	—	—	620
Restructuring liabilities	320	640	640	935	2,535

	$11,378	$7,248	$7,502	$8,387	$34,515

(1)
The letters of credit and operating lease commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States.

Foreign Currency Exchange Risk

        We do not currently use derivative financial instruments to reduce our exposure to changes in foreign exchange rates. In conjunction with the closing of our European operations, we have some remaining assets and liabilities denominated in Euros. These balances are not material to our consolidated financial statements. To the extent we have assets and liabilities denominated in Euros that are not hedged, we are subject to foreign currency transaction gains and losses.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's filing on Form 10-K for the year ended April 30, 2004. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These losses are included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserve for Product Returns

        We maintain an estimate of potential future product returns related to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of this reserve, and update our estimate based on our actual results. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns, additional reserves may be required.

Reserve for Sales Allowances

        We maintain an estimate of future sales allowances related to current period sales. We analyze the rate of historical sales allowances when evaluating the adequacy of this reserve, and update our estimate based on our actual results. The estimate for sales allowances is included in our calculation of net sales. If we were to grant additional sales allowances, additional reserves may be required.

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. We perform a detailed analysis of inventory on a quarterly basis to identify unsold out-of-season golf and specialty retail merchandise. We estimate the net realizable value of the out-of-season merchandise based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those we project, additional allowances may be required.

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

Restructuring Liabilities

        Restructuring-related liabilities consist of estimates for losses on anticipated disposition of lease obligations. Key variables in determining this estimate include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Valuation Allowance in Deferred Income Tax Assets

        We periodically review the need for a valuation allowance to reduce our deferred income tax asset balances to their net realizable value. To the extent we determine an allowance is required, we determine the adequacy of this allowance by regularly reviewing our historical taxable income and forecasts of future taxable income over the periods in which the temporary differences are anticipated to reverse. If our actual results are lower than our forecasted future results, additional allowances may be required.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity, which averages 100 days or less. Changes in interest rates may affect the fair market value of these instruments. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

        We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

        The following table provides information about our marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at April 30, 2004.

Expected maturity date
(in thousands, except percentages)	Fiscal 2005
U.S. Corporate debt securities	$17,952
Average rate of return	0.990%

Item 8.    Financial Statements and Supplementary Data

        The financial statements required pursuant to this item are filed under Part IV, Item 15(a)(1) of this report. The financial statement schedule required under Regulation S-X is filed under Part IV, Item 15(a)(2) of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of the Company's Disclosure Controls and Procedures.    As of April 30, 2004, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. We are continuing to develop internal processes for documenting, testing and monitoring our disclosure procedures. These internal processes are based on employees' reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

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

        Changes in Internal Controls.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fiscal year ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item, including information relating to the Company's Code of Ethics, is incorporated herein by reference to the information contained in the "Executive Officers of the Company" and "Election of Directors" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.    Financial Statements, Financial Statement Schedules:

		Page
1.	Consolidated Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	31
	Consolidated Balance Sheets as of April 30, 2004 and 2003	32
	Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002	33
	Consolidated Statements of Shareholders' Equity for the years ended April 30, 2004, 2003 and 2002	34
	Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002	35
	Notes to Consolidated Financial Statements	36
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts	55

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.
3.	Exhibits
Exhibits required by Item 601 of Regulation S-K:
	Exhibit No.
	3.1	Restated Articles of Incorporation (filed herewith)
	3.2	Bylaws, as amended and restated June 15, 2004 (filed herewith)
	4.1	Specimen Common Stock Certificate (4.1)(1)
	4.2	Shareholder Rights Plan(9)
	10.1	Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (10.19)(3)
	10.2	First Amendment dated October 6, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (10.1)(4)
	10.3	Lease dated April 30, 2002 between Adobe Systems Incorporated and Cutter & Buck Inc. (10.22)(6)
	10.4	Lease dated May 16, 2001 between Zelman Renton, LLC and Cutter & Buck Inc. (10.23)(6)
	10.5	Amendment dated May 16, 2001 to lease dated May 27, 1999 (See Exhibit 10.3) between Zelman Renton, LLC and Cutter & Buck Inc. (10.24)(6)
	10.6	1991 Stock Option Plan (10.9)(1)
	10.7	1995 Nonemployee Director Stock Incentive Plan (10.10)(1)
	10.8	1995 Employee Stock Option Plan (10.11)(1)

10.9	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-80783))
10.10	1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-43145))
10.11	1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-88627))
10.12	2000 Transition Stock Incentive Plan for Officers (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.13	2000 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-48264))
10.14	Stock Bonus Plan (10.16)(2)
10.15	Change in Control Agreement as amended July 10, 2003 between Cutter & Buck Inc. and Frances M. Conley (10.17)(8)
10.16	Change in Control Agreement as amended September 18, 2002 between Cutter & Buck Inc. and Jim C. McGehee (10.18)(5)
10.17	Change in Control Agreement as amended November 15, 2002 between Cutter & Buck Inc. and Ernest R. Johnson (10.19)(8)
10.18	Loan Agreement dated March 10, 2003 between Cutter & Buck Inc. and Wells Fargo Bank, N.A. and Century Business Credit Corporation, and supporting documents (10.5)(7)
10.19	Retention Incentive Program (10.26)(6)
10.20	Retention Incentive Grant Letter dated November 15, 2002 from the Company to Ernest R. Johnson (10.24)(8)
10.21*	Endorsement Agreement dated July 15, 2003 between Cutter & Buck Inc. and Esch & Stam Inc. regarding Annika Sorenstam (10.26)(8)
10.22	Memorandum of Understanding dated June 13, 2003 between Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber and the Lead Plaintiff Tilson Growth Fund (10.25)(8)
10.23	Transition Agreement dated July 10, 2004 between Cutter & Buck Inc., Frances M. Conley and Gerald R. Conley (99.2)(10)
23.1	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)(10)
31.1	Certification of the Company's Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(11)
31.2	Certification of the Company's Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(11)
32.1	Certification of the Company's Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(11)

32.2	Certification of the Company's Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(11)

*
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

(4)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended January 31, 2000.

(5)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-Q for the quarter ended January 31, 2001.

(6)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-K for the year ended April 30, 2002.

(7)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 8-K on July 3, 2003.

(8)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 10-K for the year ended April 30, 2003.

(9)
Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant's Form 8-K on November 25, 1998.

(10)
Incorporated by reference to the exhibit shown in the preceeding parentheses and filed with the Registrant's Form 8-K on July 13, 2004.

(11)
A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

b.    Reports on Form 8-K

        The Company filed a Form 8-K on March 17, 2004 to announce the inception of a quarterly dividend and a stock repurchase program, and to announce financial results for the third quarter and first nine months of fiscal year 2004.

        The Company filed a Form 8-K on April 29, 2004 and a Form 8-K/A on May 18, 2004 to announce the resignation of Director Michael S. Brownfield and the departure of Paul Bourgeois, Vice President and Manager of the Golf SBU.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cutter & Buck Inc.

        We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutter & Buck Inc. at April 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Seattle, Washington
June 18, 2004

CONSOLIDATED BALANCE SHEETS

	April 30, 2004	April 30, 2003
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,715	$18,864
Short-term investments	17,952	—
Accounts receivable, net of allowances for doubtful accounts, returns and allowances of $2,496 at April 30, 2004 and $3,746 at April 30, 2003	22,502	24,333
Inventories, net	21,938	34,539
Deferred income taxes	2,566	3,586
Prepaid expenses and other current assets	2,282	4,740

Total current assets	86,955	86,062
Furniture and equipment, net	6,290	8,894
Deferred income taxes	376	178
Other assets	309	544

Total assets	$93,930	$95,678

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,940	$6,381
Accrued liabilities	7,161	12,327
Income taxes payable	1,217	—
Current portion of capital lease obligations	557	1,732

Total current liabilities	11,875	20,440
Capital lease obligations, less current portion	111	702
Other liabilities	2,215	2,548
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized: 10,752,552 issued and outstanding at April 30, 2004 and 10,634,132 at April 30, 2003	65,116	64,805
Deferred compensation	—	(37)
Retained earnings	14,613	7,220

Total shareholders' equity	79,729	71,988

Total liabilities and shareholders' equity	$93,930	$95,678

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended April 30,	2004	2003	2002
(in thousands, except per share amounts)
Net sales	$128,374	$131,699	$161,113
Cost of sales	69,784	76,912	106,189

Gross profit	58,590	54,787	54,924
Operating expenses:
Depreciation	3,988	5,109	5,423
Selling, general and administrative	41,376	42,400	52,350
Restructuring and asset impairment	(349)	3,806	5,524
Restatement expenses	4,968	8,169	—

Total operating expenses	49,983	59,484	63,297

Operating income (loss)	8,607	(4,697)	(8,373)
Interest income (expense)
Interest expense	(155)	(627)	(1,731)
Interest income	277	241	132

Net interest income (expense)	122	(386)	(1,599)

Income (loss) from continuing operations before income taxes	8,729	(5,083)	(9,972)
Income tax expense (benefit)	944	(65)	(2,945)

Income (loss) from continuing operations	7,785	(5,018)	(7,027)
Income (loss) from discontinued retail operations, net of tax	146	(6,980)	(3,346)

Net income (loss)	$7,931	$(11,998)	$(10,373)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.73	$(0.47)	$(0.66)
Earnings (loss) from discontinued retail operations	$0.01	$(0.66)	$(0.32)
Net earnings (loss)	$0.74	$(1.13)	$(0.98)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.70	$(0.47)	$(0.66)
Earnings (loss) from discontinued retail operations	$0.01	$(0.66)	$(0.32)
Net earnings (loss)	$0.71	$(1.13)	$(0.98)

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Deferred Compensation	Retained Earnings
	Shares	Amount				Total
(in thousands, except share amounts)
Balance, April 30, 2001	10,539,512	$64,187	$(969)	$29,591	$(460)	$92,349
Stock issued under employee stock purchase plan	46,829	182	—	—	—	182
Exercise of stock options	3,469	5	—	—	—	5
Tax benefit on exercise of stock options	—	5	—	—	—	5
Expense relating to stock options granted to non-employee	—	65	—	—	—	65
Stock-based compensation	—	81	(81)	—	—	—
Amortization of deferred compensation	—	—	701	—	—	701
Net loss	—	—	—	(10,373)	—	(10,373)
Foreign currency translation	—	—	—	—	(80)	(80)
Foreign currency translation loss recognized	—	—	—	—	540	540

Comprehensive loss	—	—	—	—	—	(9,913)

Balance, April 30, 2002	10,589,810	64,525	(349)	19,218	—	83,394
Stock issued under employee stock purchase plan	25,213	81	—	—	—	81
Exercise of stock options	3,844	7	—	—	—	7
Tax benefit on exercise of stock options	—	3	—	—	—	3
Expense relating to stock options granted to non-employee	—	47	—	—	—	47
Non-cash compensation expense	—	79	—	—	—	79
Deferred compensation relating to restricted stock grants	15,265	63	(63)	—	—	—
Amortization of deferred compensation	—	—	375	—	—	375
Net loss	—	—	—	(11,998)	—	(11,998)

Balance, April 30, 2003	10,634,132	64,805	(37)	7,220	—	71,988
Stock issued under employee stock purchase plan	17,323	65	—	—	—	65
Exercise of stock options	157,923	593	—	—	—	593
Tax benefit on exercise of stock options	—	236	—	—	—	236
Amortization of deferred compensation	—	—	37	—	—	37
Repurchase of common stock	(56,826)	(583)	—	—	—	(583)
Dividends on common stock ($0.05 per share)	—	—	—	(538)	—	(538)
Net income	—	—	—	7,931	—	7,931

Balance, April 30, 2004	10,752,552	$65,116	$—	$14,613	$—	$79,729

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended April 30,	2004	2003	2002
(in thousands)
Operating activities:
Net income (loss)	$7,931	$(11,998)	$(10,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,179	5,872	6,591
Deferred income taxes	822	—	1,923
Tax benefit on exercise of stock options	236	3	5
Deferred gain on sale and leaseback of capital assets	(72)	(144)	(90)
Loss on disposals of furniture and equipment	164	311	—
Loss on disposal of discontinued retail operations	—	4,158	—
Amortization of deferred compensation	37	375	620
Noncash compensation expense	—	126	65
Noncash restructuring and asset impairment charges	(363)	4,035	5,477
Inventory write-downs related to restructuring	—	—	3,336
Changes in assets and liabilities:
Accounts receivable, net	2,194	17,571	1,914
Inventories, net	12,601	(8,331)	26,231
Prepaid expenses and other assets	2,695	4,179	(6,922)
Accounts payable, accrued liabilities and other liabilities	(8,871)	2,500	(2,574)
Income taxes payable	1,217	—	—

Net cash provided by operating activities	22,770	18,657	26,203
Investing activities:
Purchases of furniture and equipment	(1,702)	(2,820)	(2,257)
Proceeds from disposals of furniture and equipment	—	298	—
Purchases of short-term investments	(44,885)	—	—
Maturities of short-term investments	26,933	—	—
Decrease in trademark, patents and marketing rights	—	147	(114)

Net cash used in investing activities	(19,654)	(2,375)	(2,371)
Financing activities:
Net repayments of short-term borrowings	—	—	(18,785)
Net repayments of long-term debt	—	—	(3,571)
Principal payments under capital lease obligations	(1,802)	(4,495)	(2,784)
Payment of dividends	(538)	—	—
Repurchases of common stock	(583)	—	—
Issuance of common stock	658	88	182

Net cash used in financing activities	(2,265)	(4,407)	(24,958)
Effects of foreign exchange rate on changes in cash	—	—	43

Net increase in cash and cash equivalents	851	11,875	(1,083)
Cash and cash equivalents, beginning of period	18,864	6,989	8,072

Cash and cash equivalents, end of period	$19,715	$18,864	$6,989

Supplemental information:
Cash paid during the year for interest	$155	$465	$1,490

Cash paid during the year for income taxes	$30	$149	$344

Noncash financing and investing activities:
Equipment acquired under capital leases	$37	$—	$202

Deferred compensation for issuance of restricted stock	$—	$63	$—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Cutter & Buck Inc. (the "Company") designs, sources and markets men's and women's sportswear, fashion and outerwear apparel. The Company's trade customers are principally golf pro shops and resorts, corporate accounts and specialty retail stores. Through the end of April 2003, the Company also operated Company-owned retail stores. These stores were closed by April 30, 2003 and are presented as discontinued operations throughout the consolidated financial statements (Note 12).

        The Company has two wholly-owned subsidiaries, Cutter & Buck (Europe) B.V. and Cutter & Buck GmbH established for the purpose of direct marketing, sales and distribution of Cutter & Buck sportswear, fashion and outerwear in Europe. These subsidiaries ceased operations on April 30, 2002 in conjunction with the 2002 Restructuring Plan (Note 10). The Company continues to do business in Europe through a royalty-based licensing agreement with a third party as well as through licensing and distributor agreements in other parts of the world.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Short-Term Investments

        The Company invests in interest-bearing U.S. Government and high-quality corporate debt instruments. Management determines the appropriate classification of these investments at the time of purchase and re-evaluates such classification as of each balance sheet date. At April 30, 2004, the Company's investment portfolio was classified as held-to-maturity, and the Company has the positive intent and ability to hold the securities to maturity. The investment portfolio is carried at amortized cost, which approximates fair market value. Management regularly reviews the carrying value of investments in order to identify and record losses when events and circumstances indicate that declines in the fair value of such assets below amortized cost are other-than-temporary. Declines in fair market value below amortized cost were not material as of April 30, 2004.

Accounts Receivable

        The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the Consolidated Balance Sheets, consists of amounts due from customers net of allowances for doubtful accounts and reserves for returns and sales allowances. The allowance for doubtful accounts is determined by reviewing accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. The reserves for returns and sales allowances are determined by an analysis of the historical rate of returns and sales allowances. The Company's historical determination of allowances and reserves has not differed materially from actual results.

Concentrations of Credit Risk

        The Company sells its products to approved customers on an open account basis, subject to established credit limits, cash in advance or cash on delivery terms. The Company is subject to credit risk on the majority of its receivables. These receivables are geographically disbursed throughout the United States, Europe and selected foreign countries where formal licensing or distributor agreements exist.

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

Furniture and Equipment

        Furniture and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Machinery and equipment are depreciated over three to seven years. Furniture and equipment are depreciated over three to five years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated economic useful life of the asset, generally five to ten years. Furniture and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the estimated economic useful life of the asset. Sales fixtures are depreciated on a straight-line basis over three years.

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

Fair Value of Financial Instruments

        The fair value of the Company's capital lease obligations is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of these financial instruments at April 30, 2004 and 2003 approximated fair value. The carrying amount of cash equivalents, accounts receivable and accounts payable also approximates fair value.

Long-lived Assets

        The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) in the first quarter of fiscal 2003. Accordingly, the carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. The Company records an impairment charge for the excess of the carrying value of an asset over its estimated fair value. The Company estimates the fair value of assets by determining estimates of future cash flows, third-party valuation or other measures as it deems appropriate.

Revenue Recognition

        Revenue, net of promotional discounts and rebates, is recognized at the time the product is shipped to the customer. The terms and conditions of sales agreements specify that possession and risk of loss passes to customers when the product is delivered to a third-party carrier. However, in cases where goods are shipped to customers prematurely, revenue is not recognized until the time the goods would have normally been shipped to the customer. There is generally no right to return for customers, other than for defective or mis-shipped products. Under certain circumstances the Company does accept customer returns as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded. For certain golf tournaments, product is shipped on a consignment basis. Revenue for these sales is recognized, not when product is shipped, but when the customer sells the product to consumers.

Cost of Sales

        Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight costs, import costs and embroidery costs as well as reserves for slow-moving and out-of-fashion merchandise. Inbound freight, import and embroidery costs totaled $16.7 million, $19.2 million and $27.1 million for the years ended April 30, 2004, 2003 and 2002, respectively. Purchasing and receiving costs, warehousing costs and other costs of distribution totaled $6.1 million, $7.2 million and $9.4 million for the years ended April 30, 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses.

Advertising

        Advertising costs are expensed as incurred. Advertising costs include trade marketing and advertising and cooperative advertising. Advertising expense is included within selling, general and administrative expenses and totaled $1.7 million, $1.4 million and $3.1 million for the years ended April 30, 2004, 2003 and 2002, respectively.

Foreign Currency Transactions and Translation

        Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Until April 30, 2002 when the Company ceased operations in Europe, translation adjustments resulting from this process were recorded as a component of comprehensive income. Beginning May 1, 2002, translation adjustments were recorded as a restructuring expense.

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

        If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company's net income (loss) and net earnings (loss) per share would have been as follows:

Year Ended April 30,	2004	2003	2002
(in thousands, except per share amounts)
Net income (loss), as reported	$7,931	$(11,998)	$(10,373)
Add: Stock-based employee compensation expense, as reported	—	79	81
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,487)	(1,591)	(1,999)

Pro forma net income (loss)	$6,444	$(13,510)	$(12,291)

Earnings (loss) per share:
Basic—as reported	$0.74	$(1.13)	$(0.98)
Basic—pro forma	$0.60	$(1.27)	$(1.17)
Diluted—as reported	$0.71	$(1.13)	$(0.98)
Diluted—pro forma	$0.58	$(1.27)	$(1.17)

        The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions. Future dividends were assumed to be zero until March 15, 2004, when the Board of Directors authorized a quarterly dividend that is expected to yield approximately 2% annually, depending on the stock price.

Year Ended April 30,	2004	2003	2002
Risk-free interest rate	2.6%	3.0%	4.9%
Volatility	57%	63%	65%
Expected life	5 years	5 years	5 years
Weighted average fair value of option grants	$2.42	$1.95	$4.24

        The fair value for shares granted under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions. Future dividends were assumed to be zero until March 15, 2004, when the Board of Directors authorized a quarterly dividend that is expected to yield approximately 2% annually, depending on the stock price.

Year Ended April 30,	2004	2003	2002
Risk-free interest rate	2.8%	3.5%	4.7%
Volatility	53%	63%	65%
Expected life	6 months	6 months	6 months
Weighted average fair value of Employee Stock Purchase Plan grants	$1.48	$0.97	$1.21

        Stock compensation expense for options granted to non-employees is determined in accordance with SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus in Issue No. 96-18,

"Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF No. 96-18). Accordingly, expense is recognized over the vesting period of the grant based on the fair value of the consideration received or the fair value of the options estimated at the date of grant using the Black-Scholes option pricing model, whichever is more reliably measured.

Segments

        The Company has one operating segment: the design, production, marketing and selling of sportswear, fashion and outerwear apparel. The information for this segment is the information used by the Company's chief operating decision maker to evaluate operating performance.

New Accounting Pronouncements

        In December 2003, the SEC released Staff Accounting Bulletin No. 104, "Revenue Recognition". The SEC staff updated and revised the existing revenue recognition guidance to make its interpretive guidance consistent with current accounting guidance. The provisions of this bulletin did not have a material effect on the Company's consolidated results of operations or financial position.

Note 2.    Short-term Investments

        Short-term investments held-to-maturity consisted of the following securities, all of which mature within one year:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(in thousands)
U.S. Corporate debt securities	$17,952	$7	$2	$17,957

Note 3.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following:

April 30,	2004	2003
(in thousands)
Prepaid insurance	$671	$1,036
Prepaid rents	351	333
Samples	355	522
Other prepaid expenses	905	644
Refundable income taxes	—	2,205

	$2,282	$4,740

Note 4.    Furniture and Equipment

        Furniture and equipment consisted of the following:

April 30,	2004	2003
(in thousands)
Leasehold improvements	$1,055	$1,348
Machinery and equipment	3,521	7,484
Sales fixtures	2,526	7,836
Furniture and other fixtures	12,413	11,806

	19,515	28,474
Less accumulated depreciation and amortization	(13,225)	(19,580)

	$6,290	$8,894

        The total cost of leased equipment capitalized at April 30, 2004 and 2003 was $2.7 million and $8.2 million, respectively, with related accumulated amortization of $1.8 million and $4.9 million, respectively.

Note 5.    Debt

        The Company has a loan agreement with Wells Fargo Bank, N.A (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005.

        The availability of funds under the revolving line of credit is determined by a borrowing formula, and advances on the line are to be used for general corporate purposes. Interest on advances is charged at either the LIBOR rate plus 2.75% or the Wells Fargo Bank reference rate, each as defined in the loan agreement, at the borrower's election. The line of credit expires on March 12, 2005, and may be renewed annually thereafter or terminated under the terms of the agreement. The line is collateralized by a security interest in the Company's accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintain a tangible net worth of at least $50 million, working capital of at least $35 million at all times, and limit capital expenditures to no more than $2.5 million in fiscal year 2004 and fiscal year 2005. The Company was in compliance with these covenants at April 30, 2004. At April 30, 2004, letters of credit outstanding against this line of credit totaled approximately $6.5 million and there were no working capital advances outstanding. At April 30, 2003, letters of credit outstanding totaled approximately $8.7 million and there were no working capital advances outstanding.

Note 6.    Income Taxes

        The foreign and domestic components of income (loss) from continuing operations before income taxes were as follows:

Year Ended April 30,	2004	2003	2002
(in thousands)
Domestic	$8,729	$(5,083)	$(5,069)
Foreign	—	—	(4,903)

	$8,729	$(5,083)	$(9,972)

        The provision (benefit) for income taxes on continuing operations consisted of the following:

Year Ended April 30,	2004	2003	2002
(in thousands)
Current tax provision (benefit)
Federal	$91	$(214)	$(3,850)
State	31	149	(351)

	122	(65)	(4,201)
Deferred federal tax provision	822	—	1,256

	$944	$(65)	$(2,945)

        The provision for income taxes on continuing operations differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

Year Ended April 30,	2004	2003	2002
(in thousands)
Tax provision (benefit) at federal statutory tax rate	$2,968	$(1,627)	$(3,391)
Non-deductible expenses	(7)	63	292
Valuation allowance	(1,186)	1,186	—
State income tax (benefit)	236	98	(297)
Foreign tax credit carryforwards	(75)	—	—
Reconciliation of tax provision to income tax return	(783)	—	—
Other	(209)	215	451

	$944	$(65)	$(2,945)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

Year Ended April 30,	2004	2003
(in thousands)
Deferred income tax assets:
Reserve for doubtful accounts, returns and allowances	$988	$1,351
Reserve for inventory obsolescence	404	573
Restructuring and asset impairment accruals	1,128	1,413
Unicap	1,073	895
Settlement payments	—	1,480
State net operating loss carryforwards, net of federal effect	304	—
Other	3	189

Total deferred income tax assets	3,900	5,901
Valuation allowance	—	(1,186)

Total deferred income tax assets, net	3,900	4,715
Deferred income tax liabilities:
Depreciation	(774)	(893)
Prepaid expenses and other	(184)	(58)

Total deferred income tax liabilities	(958)	(951)

Net deferred income tax assets	$2,942	$3,764

        As of April 30, 2003, the Company established a valuation allowance of $1.2 million to reduce its deferred tax assets to their estimated realizable value. Based on the level of historical taxable income and forecasts for future taxable income over the periods in which the temporary differences were anticipated to reverse, management believed it was more likely than not that the Company would be unable to realize the full benefit of its deferred tax assets. Considering the fiscal 2004 results and forecasts for future taxable income, management determined that it is now more likely than not that the Company will realize the benefit of these assets. Therefore, in fiscal 2004 the allowance of $1.2 million was reversed. Additionally, income tax expense for the year was reduced by $0.9 million related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of income tax liabilities. The necessity for an allowance will periodically be reviewed as taxable income is generated or there are changes in forecasts of future taxable income and the expected realization of deferred tax assets.

Note 7.    Accrued Liabilities

        Accrued liabilities consisted of the following:

April 30,	2004	2003
(in thousands)
Accrued salaries and related expenses	$3,007	$1,619
Accrued restructuring and restatement expenses	1,217	7,316
Accrued professional fees	753	375
Accrued volume discount awards	870	1,328
Accrued operating expenses	808	883
Other accrued expenses	506	806

	$7,161	$12,327

Note 8.    Commitments

        The Company leases its office facilities, a distribution center and certain office equipment under operating leases, most of which contain renewal options. Total rent expense amounted to $3.7 million, $3.5 million and $3.4 million for the years ended April 30, 2004, 2003, and 2002 respectively. The Company sub-leases unused space within its distribution center and office facilities. Sublease rental income amounted to $1.1 million, $0.7 million and $0 for the years ended April 30, 2004, 2003 and 2002 respectively.

        Future minimum obligations, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2004:

Year Ended April 30,	Capital Leases	Operating Leases
(in thousands)
2005	$596	$3,309
2006	114	3,257
2007	—	3,237
2008	—	3,422
2009	—	3,440
Thereafter	—	7,452

Minimum lease obligations	710	24,117
Less sublease obligations		(7,288)

Total minimum lease obligations	710	$16,829

Less amount representing interest	(42)

Present value of net minimum lease obligations	668
Less: current portion	(557)

Long-term portion	$111

Note 9.    Related Party Transactions

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

        The Company and this former officer terminated the standstill agreement as of March 10, 2004. In accordance with the terms of the Transition and Release Agreement, the Company cancelled the $80,000 promissory note. The former officer repaid the $165,223 promissory note on March 10, 2004, which had been recorded in accounts receivable.

        The Company also had a loan arrangement with a former officer which had been recorded in accounts receivable and totaled $294,037, including interest. The outstanding balance on this loan was satisfied on February 17, 2004.

Note 10.    Restructuring, Asset Impairment and Retail Store Closure Expenses

        The Company has two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan.

  (a)
  2002 Restructuring Plan

        The 2002 Restructuring Plan included closing the Company's wholly-owned European subsidiary, refining the Company-owned retail store strategy, closing four Company-owned retail stores, consolidating and restructuring the women's line sales forces, discontinuing certain product lines, recording losses on subleases of excess warehouse capacity and certain management changes. Costs associated with the 2002 Restructuring Plan, excluding costs associated with refining the Company's retail strategy and closing its retail stores, are included in Restructuring and Asset Impairment expenses. Costs associated with refining the Company's retail strategy and closing its retail stores are included in Discontinued Retail Operations.

        The components of the 2002 Restructuring Plan expenses were as follows:

Year Ended April 30,	2004	2003	2002
(in thousands)
Lease obligations	$—	$4,162	$1,047
Asset impairment	(363)	338	4,987
Termination benefits	—	(121)	1,026
Foreign currency translation loss	6	43	540
Other restructuring costs	24	139	920

Total charges under the 2002 Restructuring Plan	(333)	4,561	8,520
Reclassified to discontinued retail operations	(16)	(755)	(2,996)

Restructuring and asset impairment charges related to continuing operations	$(349)	$3,806	$5,524

        The $0.3 million reversal of previously recognized restructuring and asset impairment expenses primarily related to reserve adjustments for accounts receivable from former officers, which have now been settled.

        For the year ended April 30, 2004, activity in the accrued liability account associated with the cash portion of expenses in the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2003	Subsequent Accruals, Net	Subsequent Payments	Balance at April 30, 2004	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease obligations	$2,855	$—	$(320)	$2,535	$320	$2,215
Other restructuring costs	73	24	(97)	—	—	—

	$2,928	$24	$(417)	$2,535	$320	$2,215

        The remaining lease obligation balance relates to the loss on subleases of excess warehouse capacity, which will be amortized through the end of the lease term in 2011.

  (b)
  2003 Restructuring Plan

        The 2003 Restructuring Plan covered the closure of ten additional retail stores, so that all Company-owned retail stores were closed by April 30, 2003. Costs associated with the 2003 Restructuring Plan and the costs associated with refining the Company's retail strategy and closing its retail stores included in the 2002 Restructuring Plan are included in Discontinued Retail Operations.

        The components of the 2003 Restructuring Plan expenses were as follows:

	2004	2003
(in thousands)
Lease obligations	$(288)	$3,762
Asset impairment	—	3,487
Termination benefits	(1)	255
Other restructuring costs	42	934

Total charges under the 2003 Restructuring Plan	$(247)	$8,438

        For the year ended April 30, 2004, activity in the accrued liability account associated with the cash portion of expenses in the 2003 Restructuring Plan consisted of the following:

	Balance at April 30, 2003	Subsequent Accruals, Net	Subsequent Payments	Balance at April 30, 2004
(in thousands)
Lease obligations	$435	$(288)	$(147)	$—
Termination benefits	31	(1)	(30)	—
Other restructuring costs	433	42	(475)	—

	$899	$(247)	$(652)	$—

        As of April 30, 2003 all of the retail store employees had been terminated. Approximately $0.2 million in severance and termination benefits relating to the retail store closure was paid out by April 30, 2003 and the remainder was paid out during the first half of fiscal 2004.

        The $0.3 million reduction in the lease obligation accrual related to favorable lease termination negotiations and lower than expected exit costs.

Note 11.    Restatement Expenses

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

        Restatement expenses amounted to approximately $5.0 million for the year ended April 30, 2004. Included in this total is approximately $3.5 million of legal and professional fees, of which $0.9 million we have advanced in connection with the indemnification of former officers, and $1.2 million of accrued retention bonuses for certain key employees. Retention bonuses totaled $1.9 million, the majority of which was paid out in the fourth quarter of fiscal 2004. Although the restatement has been completed, the Company will continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These costs cannot be estimated at this time.

Note 12.    Discontinued Retail Operations

        In the fourth quarter of fiscal 2003, the closure of the Company-owned retail stores was completed as discussed in detail in Note 10 Restructuring, Asset Impairment and Retail Store Closure. The revenues and expenses associated with retail store operations have been presented as discontinued retail operations in the Statement of Operations for the year ended April 30, 2004 and prior periods. Included in the loss on disposal are asset impairment charges as described in Note 10.

        Loss from discontinued retail operations, loss on disposal and revenues were as follows:

April 30,	2004	2003	2002
(in thousands)
Loss from discontinued retail operations	$—	$(124)	$(3,056)
Income tax benefit	—	31	1,120

Net loss from discontinued retail operations	—	(93)	(1,936)
Income (loss) on disposal	231	(9,193)	(2,226)
Income tax (expense) benefit	(85)	2,306	816

Net income (loss) on disposal	146	(6,887)	(1,410)

Net income (loss) from discontinued retail operations	$146	$(6,980)	$(3,346)

Revenues from discontinued retail operations	$—	$18,293	$13,185

        Retail operations were included in the retail operating segment in prior periods. This operating segment also included the Company's e-commerce site, which is now included with the remaining wholesale operation segment.

Note 13.    Shareholders' Equity

Preferred Stock

        The Company has authorized 6,000,000 shares of preferred stock, no par value. There was no preferred stock outstanding at April 30, 2004 and 2003.

Common Stock

        The Company has authorized 25,000,000 shares of common stock, no par value. 10,752,552 shares and 10,634,132 shares were outstanding at April 30, 2004 and 2003, respectively.

Stock Repurchase Program

        The Company has authorized a stock repurchase program to repurchase up to $6 million in company common stock. The repurchases may be made from time to time in the open market or in privately negotiated transactions, and the repurchase program may be suspended at any time without notice.

Dividends

        The Company approved a dividend of $0.05 per share of common stock, paid on April 9, 2004 to shareholders of record on March 26, 2004.

Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. As of April 30, 2004, 179,354 shares had been issued under that plan and 195,646 shares have been reserved for future issuance.

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

        A summary of Company stock option activity and related information is as follows:

	2004		2003		2002
April 30,	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of year	1,486,535	$7.03	1,720,694	$8.96	1,202,750	$10.52
Granted	410,000	4.91	592,500	3.43	700,750	5.84
Exercised	(157,923)	3.75	(3,844)	1.86	(3,469)	1.44
Canceled	(267,449)	8.77	(822,815)	8.61	(179,337)	7.23

Balance, end of year	1,471,163	$6.45	1,486,535	$7.03	1,720,694	$8.96

Exercisable at end of year	909,334	$7.35	806,501	$8.67	794,703	$10.64

        The following information is provided for options outstanding and exercisable at April 30, 2004:

	Outstanding			Exercisable
		Weighted Average
					Weighted Average Exercise Price
Range of Exercise Prices	Options	Remaining Contractual Life	Exercise Price	Options
$1.44-$3.75	331,469	8.3	$3.31	289,245	$3.27
3.81-5.78	502,936	8.5	4.42	114,324	4.75
6.11-7.17	210,796	7.2	6.40	124,428	6.52
7.81-12.50	278,374	5.7	9.56	233,749	9.56
13.67-16.83	147,588	4.5	14.58	147,588	14.58

        At April 30, 2004, 410,488 shares were available for future grant and 1,362,060 shares were reserved for future issuance.

Restricted Stock Plan

        The Company has a Stock Bonus Plan that permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. Up to 37,500 shares of Restricted Stock can be issued under the Stock Bonus Plan and no more than 11,250 shares of Restricted Stock can be issued to any one participant in any one year. Restricted stock may also be granted from the 1997 and 2000 stock option plans. Eligible employees are awarded the Restricted Stock at a 15% discount from market price. As of April 30, 2004, 185,296 shares of restricted stock had been issued from all plans, and 2,236 shares had been cancelled. Of these amounts, 37,603 shares had been issued under the Stock Bonus Plan, 1,128 shares had been cancelled, and 1,025 shares were reserved under this plan for future issuance. The Company has recorded deferred compensation related to restricted stock of $0, $63,000 and $0 as of April 30, 2004, 2003 and 2002, respectively. These amounts were amortized over the vesting period, 50% every six months for restricted stock granted in fiscal year 2003 and 25% every six months for restricted stock granted in fiscal year 2002. Compensation expense relating to restricted stock awards was $37,000, $0.3 million and $0.7 million for the years ended April 30, 2004, 2003 and 2002, respectively.

Non-employee Stock Options

        In January 2001, the Company entered into a three-year endorsement agreement with a professional golfer. Under the terms of the agreement, the Company granted an option to purchase 60,000 shares of Company Common Stock that vest based on certain performance requirements. These options are accounted for at fair market value in accordance with EITF No. 96-18. The Company recorded marketing expense relating to stock options that vested as a result of achieving some of the performance requirements. The Company has also granted options to certain consultants that are also accounted for at fair market value and recorded as selling, general and administrative expense. The Company recorded expenses related to non-employee stock option grants of $0, $47,000, and $65,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

Stock-based Compensation

        In April 2002, under the terms of a Transition and Release Agreement with a former officer of the Company, 50,000 granted and unvested stock options were cancelled. This was determined to be a modification of the original grant. Compensation expense of $0, $79,000 and $81,000 was recorded for the years ended April 30, 2004, 2003 and 2002, respectively, based on the increased intrinsic value of the grant.

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

Note 14.    Employee Benefits

        The Company has a salary deferral 401(k) plan covering substantially all of its employees. The plan allows eligible employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to contribute an amount at its discretion. The Company contributed $211,000 for the year ended April 30, 2004. Prior to this fiscal year, the Company had made no contributions to the plan.

Note 15.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

Year Ended April 30,	2004	2003	2002
(in thousands, except share and per share amounts)
Numerator:
Numerator for basic and diluted earnings (loss) per share—income (loss) from continuing operations	$7,785	$(5,018)	$(7,027)

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares	10,704,517	10,615,073	10,570,305
Effect of dilutive securities weighted average stock options	457,592	—	—

Denominator for diluted earnings (loss) per share	11,162,109	10,615,073	10,570,305

Basic earnings (loss) per share from continuing operations	$0.73	$(0.47)	$(0.66)
Diluted earnings (loss) per share from continuing operations	$0.70	$(0.47)	$(0.66)

        For the years ended April 30, 2003 and 2002, no effect of common stock equivalents is reflected, as the impact would be anti-dilutive to the loss per share. Common stock equivalents excluded from the earnings (loss) per share calculation were 352,701 and 223,122 for the years ended April 30, 2003 and 2002, respectively.

Note 16.    Litigation

        As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company's complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis' 2002 attempt to rescind its primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, the Company's claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 the Company filed a motion asking the Court to alter its decision and vacate this judgment, and on March 11, 2004 the Company filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeals. On April 21, 2004, the

Circuit Mediator for the Ninth Circuit Court of Appeals entered an Order staying the Appeal, pending the outcome of the motion to alter the trial Court's decision and vacate the judgment. On May 25, 2004, the United States District Court for the Western District of Washington entered an order denying the Company's motion to alter the earlier decision. Accordingly, the Company is proceeding with its appeal.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company's financial condition and results of operations.

Note 17.    Subsequent Events (unaudited)

        On June 24, 2004 the Company announced a dividend of $0.05 per share of common stock, payable on July 16, 2004 to shareholders of record on July 8, 2004.

        On July 10, 2004, the Company entered into a Transition Agreement with the Company's CEO, Fran Conley. The Agreement provides for Ms. Conley to step down as Chairman and CEO and as a member of the Company's Board of Directors on September 15, 2004. Ms. Conley will remain an employee through March 15, 2005 and will be paid her current salary throughout that period. Pursuant to the terms of the Transition Agreement, she will receive a cash payment of $250,000 on March 15, 2005, subject only to compliance with the Agreement.

Note 18.    Quarterly Financial Data (unaudited)

        The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

2004 Quarter Ended	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 31, 2004
(in thousands, except per share amounts)
Net sales	$32,737	$34,747	$22,540	$38,350
Cost of sales	17,999	18,527	12,507	20,751

Gross profit	14,738	16,220	10,033	17,599
Total operating expenses	13,216	13,261	11,172	12,334
Income (loss) from continuing operations	952	2,091	(857)	5,599
Income from discontinued retail operations, net of tax	146	—	—	—
Net income (loss)	$1,098	$2,091	$(857)	$5,599	(1)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$0.20	$(0.08)	$0.52
Earnings (loss) from discontinued retail operations	$0.01	$—	$—	$—
Net earnings (loss)	$0.10	$0.20	$(0.08)	$0.52
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$0.19	$(0.08)	$0.49
Earnings (loss) from discontinued retail operations	$0.01	$—	$—	$—
Net earnings (loss)	$0.10	$0.19	$(0.08)	$0.49

2003 Quarter Ended	Jul. 31, 2002	Oct. 31, 2002	Jan. 31, 2003	Apr. 31, 2003
(in thousands, except per share amounts)
Net sales	$33,307	$36,505	$25,582	$36,305
Cost of sales	19,359	21,740	15,608	20,205

Gross profit	13,948	14,765	9,974	16,100
Total operating expenses	15,698	13,636	12,757	17,393
Income (loss) from continuing operations	(1,245)	685	(2,370)	(2,088)
Income (loss) from discontinued retail operations, net of tax	(342)	(403)	(7,331)	1,096
Net income (loss)	$(1,587)	$282	$(9,701)	$(992	)(1)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.12)	$0.07	$(0.22)	$(0.19)
Earnings (loss) from discontinued retail operations	$(0.03)	$(0.04)	$(0.69)	$0.10
Net earnings (loss)	$(0.15)	$0.03	$(0.91)	$(0.09)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.12)	$0.07	$(0.22)	$(0.19)
Earnings (loss) from discontinued retail operations	$(0.03)	$(0.04)	$(0.69)	$0.10
Net earnings (loss)	$(0.15)	$0.03	$(0.91)	$(0.09)

(1)
In the fourth quarter of fiscal 2003, a valuation allowance of $1.2 million was established to reduce deferred tax assets to their estimated realizable value. In the fourth quarter of fiscal 2004, the valuation allowance was reversed.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
Description	Balance at beginning of period	Charged to revenue, costs or expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year Ended April 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,541	$(287)	$—	$549	(A)	$705
Reserve for returns(1)	$1,215	$3,122	$—	$3,365	(B)	$972
Reserve for sales allowances(1)	$990	$2,290	$—	$2,461	(C)	$819
Reserve for inventory obsolescence	$1,056	$218	$—	$577	(D)	$697
Reserve for deferred income tax assets	$1,186	$—	$—	$1,186	(E)	$—
Year Ended April 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,063	$893	$—	$1,415	(A)	$1,541
Allowance for returns and sales allowances	$2,176	$8,173	$—	$8,144	(B,C)	$2,205
Reserve for inventory obsolescence	$1,557	$344	$—	$845	(D)	$1,056
Reserve for deferred income tax assets	$—	$1,186	$—	$—		$1,186
Year Ended April 30, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,378	$1,246	$—	$561	(A)	$2,063
Allowance for returns and sales allowances	$3,336	$8,832	$—	$9,992	(B,C)	$2,176
Reserve for inventory obsolescence	$1,840	$3,230	$—	$3,513	(D)	$1,557

(1)
In fiscal year 2004, we separated our allowance for returns into two components: reserve for returns and reserve for sales allowances.

(A)
Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B)
Deductions consist of charges for sales returns and other credits allowed.

(C)
Deductions consist of charges for sales allowances.

(D)
Deductions consist of inventory sold at a loss.

(E)
Deductions consist of reversals of the valuation allowance for deferred income tax assets.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
July 14, 2004	By:	/s/ FRANCES M. CONLEY Frances M. Conley Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANCES M. CONLEY Frances M. Conley	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2004
/s/ ERNEST R. JOHNSON Ernest R. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2004
/s/ HENRY L. KOTKINS, JR. Henry L. Kotkins, Jr.	Director	July 14, 2004
/s/ LARRY C. MOUNGER Larry C. Mounger	Director	July 14, 2004
/s/ DOUGLAS G. SOUTHERN Douglas G. Southern	Director	July 14, 2004
/s/ JAMES C. TOWNE James C. Towne	Director	July 14, 2004

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES