Form 10-K/A
period 2004-04-30
CUTTER & BUCK INC
filed 2004-08-27
CIK 948069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $78,976,996 based on the last reported sale price of the Company’s Common Stock on that day as reported by the NASDAQ National Market System.

The aggregate market value as of July 9, 2004 of the voting stock held by non-affiliates of the Registrant was approximately $113,980,110 based upon the closing price as reported by NASDAQ. As of such date, there were 10,884,944 shares outstanding of the Registrant’s Common Stock, no par value per share.

CUTTER & BUCK INC.

Annual Report on Form 10-K

For the fiscal year ended April 30, 2004

EXPLANATORY NOTE

On July 14, 2004, Cutter & Buck Inc. filed its Annual Report on Form 10-K for the year ended April 30, 2004 with the Securities and Exchange Commission. Because we have determined that we will not file our Proxy Statement within 120 days following the last day of our prior fiscal year, we are amending Part III, Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K to include the required disclosures.

In addition, we are amending Part II, Item 5 Equity Compensation Plan Information to present information inadvertently omitted from our prior 10-K filing relating to our 2000 Transition Stock Incentive Plan for Officers and our 2000 Transition Stock Incentive Plan for Non-Officers.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding securities authorized for issuance under equity compensation plans required pursuant to this item is filed under Part III, Item 12 of this report.

PART III

Item 10.              Directors and Executive Officers of the Registrant

The directors as of the date of this report:

Frances M. Conley
Age:	61
Director Since:	1990
Principal Occupation:	Chairman and Chief Executive Officer
Business Experience:

Ms. Conley has been the Chief Executive Officer since April 2002. Previously, she was active as president, director and shareholder of Roanoke Capital, Ltd., a financial consulting and venture capital management firm. Ms. Conley also held a variety of positions at Rainier National Bank, including senior vice president and chief administrative officer of the bank’s Washington Division.

Henry L. (Skip) Kotkins, Jr.
Age:	55
Director Since:	2002
Principal Occupation:	Chairman & Chief Executive Officer, Skyway Luggage Company
Business Experience:

Mr. Kotkins has over thirty years of experience in the wholesale industry. Since 1980, he has served as president and chief executive officer of Skyway Luggage Company, a private company that produces travel products. He was Vice President of that company from 1974 to 1980, and Director of Planning from 1971 to 1974. He is actively involved with numerous non-profit organizations, including but not limited to, Temple DeHirsch Sinai, Fred Hutchinson Cancer Research Center and the Washington Council on International Trade.

Other Directorships:	Director, Skyway Luggage; Director, ABM Industries, Inc. a public building services company; Executive Committee Member of Washington Council on International Trade (Chair 2000-2002).

Larry C. Mounger
Age:	66
Director Since:	1990

Principal Occupation:	Chairman of Sunrise Identity Inc.
Business Experience:

Mr. Mounger has over forty years of experience in the garment industry. Since 1997, he has served as chairman and chief executive officer of Sunrise Identity Inc., a screen-printing and embroidery company. Between 1993 and 1995 he served as president, chief executive officer and director of Sun Sportswear, Inc., a public garment screen printer. From 1963 to 1993 he held various positions at Pacific Trail Inc., a private outerwear company, serving as chairman and chief executive officer from 1981 to 1993.

Other Directorships:	Director, Washington Law Foundation; Director, Bite Footwear, a private footwear company; Member of Advisory Board of the University of Washington School of Business Administration.

Douglas G. Southern
Age:	61
Director Since:	2002
Principal Occupation:	Retired Chief Financial Officer, Immunex Corporation
Business Experience:

Mr. Southern has over forty years of experience in business administration and accounting. From 1990 to 1999, he was senior vice president & chief financial officer, Immunex Corporation (now Amgen, Inc.). From 1985 to 1990, he was senior vice president and chief financial officer for Pay “N Pack Stores, Inc. From 1979 to 1985, he served as Audit Partner with Arthur Young & Company (now Ernst & Young). From 1975 to 1979, he was Vice President and Corporate Controller of Coca Cola Bottling Company of Los Angeles. Between 1965 and 1975, Mr. Southern was an auditor with Arthur Young & Company (now Ernst & Young).

Other Directorships	Audit Committee Chair and Director of Seattle Genetics, Inc., a public biotechnology company that discovers and develops monoclonal antibody-based drugs to treat cancer and related diseases.

James C. Towne
Age:	61
Director Since:	1997
Principal Occupation:	Chairman, Greenfield Holdings, LLC
Business Experience:

Since 1995, Mr. Towne has served as the chairman and managing member of Greenfield Holdings, LLC, a real estate remediation and development company. From 1982 to 1995, he was president, chief executive officer or chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation and Microsoft Corporation. Mr. Towne is also involved with numerous community and volunteer organizations, was a founder of the Fred Hutchinson Cancer Research Center Emergency Response Team and is a member of the Executive Board and vice president of governance for Chief Seattle Council.

Other Directorships:	Managing member of Snohomish Delta Partners, LLC, a real estate development company; and Director of Net-Inspect LLC, a private technology company.

The executive officers as of the date of this report:

Name	Age	Position

Frances M. Conley	61	Chairman and Chief Executive Officer
Jim C. McGehee	54	Executive Vice President and Manager of SBU Group
Ernest R. Johnson	53	Senior Vice President and Manager of Finance and Accounting Group, Chief Financial Officer, Corporate Secretary
Theresa S. Treat	47	Vice President and Manager of Human Resources Group
William B. Swint	57	Vice President and Manager of Order Fulfillment Group
Tom Danowski	43	Vice President and Manager of Marketing Group

The biographies of the executive officers who are not directors are as follows:

Jim C. McGehee, Executive Vice President and Manager of SBU Group, joined Cutter & Buck in February 1990. Mr. McGehee has over thirty years of experience in the apparel industry. Between 1973 and 1986, he was national account manager for The Arrow Shirt Company. From 1986 to 1990 he was the national sales manager for Bench Sportswear. Mr. McGehee has a bachelor’s degree in business (marketing) from Auburn University.

Ernest R. Johnson, Senior Vice President and Manager of Finance and Accounting Group, Chief Financial Officer and Corporate Secretary, joined Cutter & Buck in November 2002. Mr. Johnson has extensive experience in operations, accounting and finance. From 1996 to 2002, he was senior vice president, chief operating officer and chief financial officer with Washington Mutual, Inc., Commercial Banking Division. From 1993 to 1996, he was senior vice president and chief financial officer with West One Bank-Washington. Between 1976 and 1993 he held various chief financial officer and senior level positions with Bank of America (formerly Rainier Bancorp/Security Pacific). Mr. Johnson has a bachelor’s degree in accounting and information systems from Washington State University.

Theresa S. Treat, Vice President and Manager of Human Resources Group, joined Cutter & Buck in September 2002. Ms. Treat has over twenty years of experience in Human Resources and Organizational Development. From 2000 to 2001 she was vice president of human resources at Onvia, Inc. From 1999 to 2000, she was vice president of human resources at Pointshare, Inc. From 1996 to 1999, she served as the human resources director at Nextlink Communications, Inc. From 1990 to 1996, she was director of human resources at Horizon Airlines. Ms. Treat also served as a labor negotiator for employees in the state of Alaska between 1983 and 1990. Ms. Treat has a master’s degree in labor and industrial relations and a bachelor’s degree in industrial and organizational psychology, both from the University of Illinois.

William B. Swint, Vice President and Manager of Order Fulfillment Group, joined Cutter & Buck in June 2003. Mr. Swint has over thirty years of experience in the apparel industry. From 2000 to 2002, he was a consultant and project manager for Columbia Sportswear, Inc., an outdoor apparel manufacturer. From 1997 to 2000, he was president and chief executive officer of ERB Industries, a marketing and manufacturing company. Between 1983 and 1997, he was executive vice president of operations for Glen Oaks Industries, an apparel manufacturer. Mr. Swint has a master’s degree in business administration from Southern Methodist University and a bachelor’s degree in industrial engineering from the Georgia Institute of Technology.

Tom Danowski, Vice President and Manager of the Marketing Group, joined Cutter & Buck in April 2004.  Mr. Danowski brings over twenty years of strategic marketing experience from companies including Kraft Foods and Coca-Cola USA. From 2002 until 2004, Mr. Danowski was a brand management consultant working with The Mercer Island Group for clients including Microsoft and REI.  Prior to 2002, Mr. Danowski was Chief Operating Officer of Torrefazione Italia LLC., a super-premium specialty coffee roaster &  retailer. From 1991 until 1999, he was Group Director of Marketing for the Chateau Ste. Michelle Winery, having held previous brand management positions with Coca-Cola USA and Kraft/General Foods in New York.  Mr. Danowski graduated Phi Beta Kappa with a Bachelor’s degree in Journalism from the University of Oregon.

Audit Committee

The audit committee is comprised of three directors, each of whom has been determined by the Board of Directors to be an “independent” director as defined under proposed NASDAQ rules. In addition, the Board has selected directors for the audit committee based on the Board’s determination that they are financially literate, fully qualified to monitor management and our internal accounting operations and the independent auditors, and fully qualified to monitor the disclosures of the Company so that they fairly present the Company’s financial condition and results of operations. The Company has determined that Douglas G. Southern is an “audit committee financial expert” as that term is defined by Securities and Exchange Commission rules.

Compliance with Section 16 of the Securities Exchange Act of 1934

Based on our records and other information, Cutter & Buck believes that all SEC filing requirements applicable to its directors and officers were complied with for fiscal 2004.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees.  The Code of Ethics is available on the investor relations section of our website at www.cutterbuck.com.  You may request a printed copy of the Code of Ethics, at no cost, by writing us at: Cutter & Buck Inc., 701 N. 34th Street, Suite 400, Seattle, WA 98103, Attn: Investor Relations.  In the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to any of our directors or officers, we intend to promptly publicly disclose such information.

Item 11.              Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our Chairman and Chief Executive Officer and our four most highly compensated executive officers, who earned a salary and bonus of at least $100,000 (the “Named Executive Officers”) for employment services rendered to Cutter & Buck during the fiscal year ended April 30, 2004:

				Long Term Compensation Awards
				Bonus ($)		Restricted Stock Awards ($)(1)	Securities Underlying Options (#)		All Other Compensation ($)(2)

Annual Compensation
Name and Principal Position	Year	Salary ($)
Frances M. Conley	2004	$382,383		$125,000		$—	—		$1,192
Chairman and Chief	2003	$367,711		$187,500	(3)	$63,000	190,000		$—
Executive Officer	2002	$10,212	(4)	$—		$—	25,500	(4)	$—

Jim C. McGehee	2004	$247,332		$25,000		$—	12,000		$432
Executive Vice President	2003	$242,556		$218,000	(3)	$—	20,000		$384
and Manager of SBU Group	2002	$233,228		$—		$—	55,000		$360

Ernest R. Johnson	2004	$201,098		$40,000		$—	24,000		$414
Senior Vice President and	2003	$101,538	(5)	$160,000	(3)	$—	30,000		$—
Manager, Finance &	2002	$—		$—		$—	—		$—
Accounting Group,
Chief Financial Officer

William D. Swint	2004	$149,918	(6)	$30,000		$—	30,000		$11,348	(7)
Vice President and Manager	2003	$—		$—		$—	—		$—
of Order Fulfillment Group	2002	$—		$—		$—	—		$—

Theresa S. Treat	2004	$145,797		$32,000		$—	15,000		$270
Vice President and Manager	2003	$63,527	(8)	$108,750	(3)	$—	5,000		$168
Of Human Resources Group	2002	$—		$—		$—	—		$—

(1)                                  Named Executive Officers will be entitled to receive any dividends declared on the Company’s common stock, on their shares of restricted stock. The following amounts represent the aggregate number of unvested shares of restricted stock held by the Named Executive Officers as of April 30, 2003, and valued as of that date.  As the result of a typographical error in the proxy dated August 25, 2003, the amount of shares granted to Ms. Conley was misreported.  The correct number of shares is reported in the table below.

	Shares	Value

Frances M. Conley	17,500	$60,340

(2)                                  Represents term life insurance premiums.

(3)                                  These amounts represent awards under the Company’s retention incentive program. Under this program, the executives received the identified cash award upon their continued employment with the Company over an 18-month period following the date of the award. Awards were paid in March 2004.

(4)                                  Does not include either compensation or options to purchase shares of our common stock received by Ms. Conley as Director prior to her employment with Cutter & Buck as Chief Executive Officer and Chairman of the Board, which commenced on April 17, 2002.

(5)                                  Mr. Johnson commenced employment with the Company on November 15, 2002.

(6)                                  Mr. Swint commenced employment with the Company on June 16, 2003.

(7)                                  Other compensation paid to Mr. Swint includes $10,700 for relocation expense reimbursement.

(8)                                  Ms. Treat commenced employment with the Company on September 30, 2002.

Option Grants in Last Fiscal Year

The following table sets forth certain information as of April 30, 2004 and for the fiscal year then ended concerning stock options granted to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)
Jim C. McGehee	12,000	2.9%	$3.99	$3.99	5/19/2013	$24,960
Ernest R. Johnson	24,000	5.9%	$3.99	$3.99	5/19/2013	$49,920
William D. Swint	30,000	7.4%	$4.55	$4.55	6/16/2013	$70,500
Theresa S. Treat	15,000	3.7%	$3.99	$3.99	5/19/2013	$31,200

(1)                                  The options listed vest and become exercisable as follows: one-half vest 18 months after the grant date and the remaining shares vest monthly in 6 equal installments thereafter. To the extent not already vested, the options generally become fully vested and exercisable upon a change in control of Cutter & Buck.

(2)                                  This column represents the present value of the options on the grant date using the Black-Scholes valuation method. The actual value, if any, that an executive officer may realize may be greater or less than potential realizable values set forth in the table.

Option Exercises in Fiscal 2004 and Aggregate Fiscal Year-End Option Values

The following table sets forth certain information as of April 30, 2004 regarding options held by the Named Executive Officers:

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)

			Securities Underlying Unexercised Options at Fiscal Year End (#)(1)		Value of Unexercised In-the Money Options at Fiscal Year End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Frances M. Conley	—	$—	186,466	47,502	$1,156,042	$312,563
Jim C. McGehee	—	$—	127,000	47,000	$371,885	$222,470
Ernest R. Johnson	—	$—	14,166	39,834	$96,754	$264,386
William D. Swint	—	$—	—	30,000	$—	$178,500
Theresa S. Treat	—	$—	5,000	15,000	$35,950	$97,650

(1)                                  The options listed are incentive or nonqualified stock options granted under our 1991 and 1995 Stock Option Plans, the 1997 Stock Incentive Plan, the 2000 Transition Stock Incentive Plan for Officers and the 2000 Stock Incentive Plan. The exercise price of each option is equal to the fair market value of the underlying common stock on the date of grant.

(2)                                  Based on the closing price of our common stock as quoted on the NASDAQ National Market on April 30, 2004 ($10.50), less the exercise price. Actual value realized may be greater or less than the potential realizable values set forth in the table.

Director Compensation

The following fees are paid to directors who are not officers or employees:

Annual board of directors retainer	$20,000
Attendance for each board of directors meeting	$2,000
Attendance for each non-audit committee meeting	$1,000
Attendance for each audit committee meeting	$2,000

In addition, each director who is not an officer or employee receives an annual option grant to purchase 7,500 shares of our common stock at the fair market value of the common stock on the date of grant, and a quarterly $350 clothing allowance towards the purchase of Cutter & Buck clothing at the same discount afforded to employees.  Two of our directors also participated in the Company’s medical insurance plan during fiscal 2004, and one director continues to participate in the plan in fiscal 2005.  Directors who participate in the plan pay the full cost of their premiums, and the Company does not incur additional costs related to the directors’ participation.

All directors are entitled to reimbursement for expenses incurred in traveling to and from board meetings.

Board compensation committee report on executive compensation

The compensation committee is responsible for establishing the compensation for the company’s Chief Executive Officer and executive officers; approving compensation philosophies for the company; and administering the company’s stock-based compensation plans.

The committee is composed exclusively of independent, non-employee directors as defined by the rules of the Securities and Exchange Commission and NASD.

Compensation Goals

The overall goal of the committee is to foster compensation policies and executive compensation practices that attract, engage, and motivate high-caliber talent by offering a competitive pay and benefits program. We are committed to a total compensation philosophy and structure that provides flexibility in responding to market factors, that rewards and recognizes superior performance, that attracts highly skilled, experienced and capable employees, and that is fair and fiscally responsible.

The essential elements of the company’s compensation program include the following:

•           Overall average base salaries targeted at the 50th percentile of the companies with whom we compete for labor talent.

•           Overall average base compensation at a higher target for superior performers.

•                                          A benefits package that meets personal needs and is equal to or better than those with whom we compete for that talent.

•                                          Monetary and non-monetary incentive plans that motivate employees toward achieving and exceeding our business goals.

Base Salaries

Base salaries for all officers were reviewed by the committee during fiscal 2004. In evaluating salaries, the committee uses formal and informal compensation surveys of companies of similar size with whom we compete for labor talent and considers each officer’s contribution to team-building efforts and individual performance (measured against strategic management objectives such as sales growth, market position and increased brand identity) during the prior year.  The types and relative importance of specific financial and other business objectives vary among the company’s officers depending on their positions and the particular operations or functions for which they are responsible.

Equity-Based Incentives

We have granted equity-based incentives to certain executives and employees since 1991. The compensation committee makes these grants to executives and employees whose performance is important to the company, and who are believed capable of significant contributions in the future. The size of previous option grants and the number of options currently held by an executive are also taken into account in determining the number of options granted by the committee. The objective of these awards is to align the interests of company executives with those of company shareholders since stock options produce value to executives only if the company’s stock appreciates in value.

Subject to the overall terms of our stock option plans, the committee determines the terms and conditions of options, including the exercise price. Our current plans require that options be granted at an exercise price at least equal to the fair market value of our common stock on the date of grant. Individual option awards have varied vesting periods and the committee uses the vesting terms to further its attraction and retention objective.

Our current plans also allow us to grant stock appreciation rights to officers and employees of the company and its subsidiaries, but none have been issued to date.

Retention Incentives

During fiscal 2003, the company established a retention incentive program for both executives and certain non-executive employees. Under this program, each of the participants was to receive a fixed cash award upon their continued employment with the company at pre-established dates, which was generally 18 months following the date of the award. The amount of each individual award was set in relation to the participant’s base salary and the committee’s view of the nature of the participant’s ongoing role with the company.  The majority of payments arising under the company’s retention incentive program were paid in fiscal 2004.

Other Monetary Incentives

Bonuses under the annual incentive bonus plan are payable for the prior fiscal year following the completion of the fiscal year.  Under the annual incentive bonus plan, each executive is eligible to receive an annual cash bonus from a cash bonus pool based upon the achievement of certain pre-tax, pre-restatement and pre-bonus earnings targets. The company achieved these targets in fiscal year 2004 and a percentage of this cash bonus pool was allocated among the executive officers.

Compensation of the Chairman and Chief Executive Officer

The compensation for Ms. Conley results from her participation in the same compensation programs as the other executives of the company. Although the committee’s overall goal is to set the Chief Executive Officer’s salary at the median base for competitors which are similar in industry, size and performance, the actual level approved by the committee may be higher or lower based upon the committee’s subjective evaluation of our annual and long-term performance and Ms. Conley’s individual performance. During fiscal 2004, Ms. Conley was instrumental in effecting a business turnaround of the company. After considering Ms. Conley’s leadership and extraordinary efforts in addressing the numerous challenges facing the company during the fiscal year, the committee increased Ms. Conley’s annual base salary from $367,711 to $400,000 and awarded her a cash bonus of $125,000 for the 2004 fiscal year.  In fiscal 2003, the company awarded Ms. Conley a retention incentive award conditioned upon her continued employment with the company through March 20, 2004. Ms. Conley received a cash bonus payment of $187,500 in connection with that retention incentive award on March 20, 2004.  Ms. Conley did not receive any stock option awards during fiscal 2004.

During fiscal year 2005, the company entered into a Transition Agreement with Ms. Conley.  Under that agreement, Ms. Conley will retain her current salary through March 15, 2005 and will be entitled to an additional one time cash payment of $250,000 upon her completion of the term under the Transition Agreement.

Stock Price Performance

The following graph compares the cumulative total return of our common stock, the NASDAQ Stock Market-U.S. Index and the NASDAQ Non-Financial Index. The cumulative total return of our common stock assumes $100 invested on April 30, 1999 in Cutter & Buck Inc. common stock.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 20, 2004, information with respect to the beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers who are listed in the compensation tables beginning on page 8 (the “Named Executive Officers”), and (iv) all our directors and executive officers as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

Name and Address	Shares Beneficially Owned	Percentage of Class

Wells Capital Management, Inc.(1)	1,183,775	10.9%
T. Rowe Price Associates, Inc.(2)	1,069,700	9.9%
Pirate Capital LLC (3)	889,501	8.2%
Dimensional Fund Advisors Inc.(4)	807,924	7.5%
Royce & Associates LLC (5)	641,000	5.9%
Frances M. Conley(6)	317,053	2.9%
Jim C. McGehee(7)	149,211	1.4%
Ernest R. Johnson (8)	23,166	*
Theresa S. Treat (9)	5,000	*
Larry C. Mounger (10)	85,240	*
James C. Towne(11)	54,536	*
Henry L. (Skip) Kotkins, Jr.(12)	25,000	*
Douglas G. Southern (13)	17,000	*
All directors and executive officers as a group (10 persons)(14)	676,206	6.0%

*                                         Less than one percent

(1)                                  Based on a schedule 13F filed pursuant to the Exchange Act, which indicates that Wells Capital Management, Inc. has sole voting and dispositive power for all of those shares. The address of Wells Capital Management, Inc. is 525 Market Street, San Francisco, CA 94105.

(2)                                  The shares are owned by various institutional investors, which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser, with power to direct investments. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202.

(3)                                  Based on an amended schedule 13D filed, pursuant to the Exchange Act, by Pirate Capital LLC (“Pirate”), Thomas R. Hudson, Jr. (“Mr. Hudson”) and Gabrielle Katz Hudson (“Ms. Hudson”).  Pirate is a limited liability company, organized under the laws of Delaware, whose principal executive office is 200 Connecticut Avenue, 4th Floor, Norwalk, CT 06854.  The principal business of Pirate is providing investment management services to investment partnerships and other entities.  Mr. Hudson and Ms. Hudson are the controlling Members of Pirate.  Mr. Hudson is the Managing Member of Pirate, which is his principal occupation.  Ms. Hudson is the Chief Operating Officer of Pirate, which is her principal occupation.  Each of the aforesaid reporting persons is deemed to be the beneficial owner of the shares, which shares are owned of record, in part, by each of Jolly Roger Fund LP, Jolly Roger Offshore Fund Ltd and Mint Master Fund Ltd (the “Holders”).  Mr. Hudson and Ms. Hudson disclaim that they and/or the Holders are members of a group as defined by Regulation 13D.

(4)                                  Based on an amended schedule 13F filed pursuant to the Exchange Act, which indicates that Dimensional Fund Advisors Inc. has sole voting and dispositive power for all of those shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(5)                                  Based on a schedule 13F filed pursuant to the Exchange Act, which indicates that Royce & Associates, LLC has sole voting and dispositive power for all of those shares. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, Ninth Floor, New York, NY 10019.

(6)                                  Includes 200,356 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004. Also includes 70,793 shares held by Roanoke Capital, Ltd. (“Roanoke Capital”). Ms. Conley, CEO and one of our directors, is a shareholder, director and president of Roanoke Capital. The only other shareholder, director and officer of Roanoke Capital is Gerald R. Conley, Ms. Conley’s husband.

(7)                                  Includes 133,250 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(8)                                  Includes 19,166 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(9)                                  Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(10)                            Includes 51,372 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(11)                            Includes 44,436 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(12)                            10,000 shares are held by Skyway Luggage Company (“Skyway”). Mr. Kotkins beneficially owns 100% of Skyway and in such capacity has sole voting and investment power over the shares held by Skyway. Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(13)                            Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

(14)                            Includes 483,580 shares issuable upon exercise of options exercisable within 60 days of August 6, 2004.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of April 30, 2004, information related to our compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,343,413	$6.56	384,263
Equity compensation plans not approved by security holders	127,750	5.29	27,250
Total	1,471,163	$6.45	411,513

The Cutter & Buck 2000 Transition Stock Incentive Plan for Officers, which was not submitted to our shareholders for approval, provides incentives in the form of stock options or shares of restricted common stock of the Company to our officers. Twenty-five thousand shares of our common stock were originally authorized to be issued under this compensation plan, which became effective June 30, 2000 of which none remain available for grant. The exercise price of each option granted under this compensation plan is determined by the Compensation Committee of the Board of Directors of the Company.

The Cutter & Buck 2000 Transition Stock Incentive Plan for Non-Officers, which was not submitted to our shareholders for approval, provides incentives in the form of stock options or shares of restricted common stock of the Company to our employees who are not officers of the Company. Seventy thousand shares of our common stock were originally authorized to be issued under this compensation plan, which became effective June 30, 2000 of which 27,250 remain available for grant. The exercise price of each option granted under this compensation plan is determined by the Compensation Committee of the Board of Directors of the Company.

From time to time, the Company has granted options to employees and consultants pursuant to the exemption provided in Section 4(2) of the Securities Act.  These options, which were not submitted to our shareholders for approval, provide incentives in the form of stock options. As of April 30, 2004, 95,000 options have been issued and are outstanding pursuant to these grants.  The options are generally exercisable for a period of 10 years, unless earlier terminated as a result of a change in the employee’s employment with the Company.  The exercise price of these options is determined by the Compensation Committee of the Board of Directors of the Company.

Item 13.              Certain Relationships and Related Transactions

On July 10, 2004 the Company entered into a Transition Agreement with the Company’s CEO, Fran Conley.  The Agreement provides for Ms. Conley to step down as Chairman and CEO and as a member of the Company’s Board of Directors on September 15, 2004.  Ms. Conley will remain an employee through March 15, 2005 and will be paid her current salary throughout that period.  Pursuant to the terms of the Transition Agreement, she will receive a cash payment of $250,000 on March 15, 2005, subject only to compliance with the Agreement.

Item 14.              Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by Ernst & Young:

	2004	2003
Audit Fees (1)	$254,000	$360,000
Audit-Related Fees (2)	2,000	472,000
Tax Fees (3)	100,000	153,000
All Other Fees	37,000	33,000
	$393,000	$1,018,000

(1)          Fees for audit services in 2003 and 2004 consisted of:

Audit of the Company’s annual financial statements;

Reviews of the Company’s quarterly financial statements

(2)          Fees for audit-related services in 2003 and 2004 consisted of:

Accounting advisory services related to the restatement of financial statements, adoption of new accounting standards, and consultation related to discontinued operations

(3)          Fees for tax services in 2003 and 2004 consisted of:

Tax compliance and tax planning advice

Federal, state, local and international income tax return assistance

Pre-Approval Policy

All of the services performed by Ernst & Young in fiscal 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its June 22, 2004 meeting.  This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditors may perform. The policy requires that the Committee pre-approve all audit and non-audit services (including internal control-related services) provided by the independent auditor.  In addition, the Company will not engage the audit firm in services billed on a contingent fee basis.  The approval of these audit and permitted non-audit services may be given at any time up to a year before commencement of the specified service.  While retaining the authority to pre-approve these services, the Committee also has delegated pre-approval authority to each member of the Audit Committee, provided any use of this authority is reported to the Committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit No.
31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002 (1)

(1)  A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)

August 27, 2004	By:	/s/ FRANCES M. CONLEY
Frances M. Conley
Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANCES M. CONLEY	Chairman, Chief Executive	August 27, 2004
Frances M. Conley	Officer and Director (Principal Executive Officer)

/s/ ERNEST R. JOHNSON	Chief Financial Officer	August 27, 2004
Ernest R. Johnson	(Principal Financial and Accounting Officer)

/s/ HENRY L. KOTKINS, JR.	Director	August 27, 2004
Henry L. Kotkins, Jr.

/s/ LARRY C. MOUNGER	Director	August 27, 2004
Larry C. Mounger

/s/ DOUGLAS G. SOUTHERN	Director	August 27, 2004
Douglas G. Southern

/s/ JAMES C. TOWNE	Director	August 27, 2004
James C. Towne