Form 10-Q
period 2004-07-31
CUTTER & BUCK INC
filed 2004-09-09
CIK 948069

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004
or
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

        The number of shares of Common Stock of the registrant outstanding as of September 3, 2004 was 10,918,194.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended July 31, 2004

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	July 31, 2004	April 30, 2004
	(unaudited)
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$17,131	$19,715
Short-term investments	26,400	17,952
Accounts receivable, net of allowances for doubtful accounts, returns and allowances of $2,246 at July 31, 2004 and $2,496 at April 30, 2004	18,118	22,502
Inventories, net	25,938	21,938
Deferred income taxes	2,566	2,566
Prepaid expenses and other current assets	2,232	2,282

Total current assets	92,385	86,955
Furniture and equipment, net	5,659	6,290
Deferred income taxes	376	376
Other assets	308	309

Total assets	$98,728	$93,930

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,321	$2,940
Accrued liabilities	5,828	7,161
Income taxes payable	2,279	1,217
Current portion of capital lease obligations	449	557

Total current liabilities	13,877	11,875
Capital lease obligations, less current portion	55	111
Other liabilities	2,135	2,215
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized: 10,822,418 issued and outstanding at July 31, 2004 and 10,752,552 at April 30, 2004	65,339	65,116
Retained earnings	17,322	14,613

Total shareholders' equity	82,661	79,729

Total liabilities and shareholders' equity	$98,728	$93,930

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	July 31, 2004	July 31, 2003
(in thousands, except share and per share amounts)
Net sales	$31,899	$32,737
Cost of sales	16,147	17,999

Gross profit	15,752	14,738
Operating expenses:
Depreciation	766	1,062
Selling, general and administrative	10,013	10,482
Restatement expenses	14	1,672

Total operating expenses	10,793	13,216

Operating income	4,959	1,522
Interest income (expense)
Interest expense	(17)	(58)
Interest income	104	43

Net interest income (expense)	87	(15)

Income from continuing operations before income taxes	5,046	1,507
Income tax expense	1,796	555

Income from continuing operations	3,250	952
Income from discontinued retail operations, net of tax	—	146

Net income	$3,250	$1,098

Basic earnings per share:
Earnings from continuing operations	$0.30	$0.09
Earnings from discontinued retail operations	$—	$0.01
Net earnings	$0.30	$0.10
Diluted earnings per share:
Earnings from continuing operations	$0.29	$0.09
Earnings from discontinued retail operations	$—	$0.01
Net earnings	$0.29	$0.10
Shares used in computation of:
Basic earnings per share	10,773,247	10,664,714

Diluted earnings per share	11,347,497	10,826,281

Cash dividends paid per share of common stock outstanding	$0.05	$—

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	July 31, 2004	July 31, 2003
(in thousands)
Operating activities:
Net income	$3,250	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	812	1,121
Deferred gain on sale and leaseback of capital assets	(1)	(19)
Loss on disposals of furniture and equipment	—	17
Amortization of deferred compensation	—	16
Changes in assets and liabilities:
Restricted cash	—	(4,000)
Accounts receivable, net	4,384	5,088
Inventories, net	(4,000)	3,446
Prepaid expenses and other assets	50	1,101
Accounts payable, accrued liabilities and other liabilities	968	(3,727)
Income taxes payable	1,062	—

Net cash provided by operating activities	6,525	4,141
Investing activities:
Purchases of furniture and equipment	(180)	(347)
Purchases of short-term investments	(20,418)	—
Maturities of short-term investments	11,970	—

Net cash used in investing activities	(8,628)	(347)
Financing activities:
Principal payments under capital lease obligations	(163)	(622)
Payment of dividends	(541)	—
Repurchases of common stock	(176)	—
Issuance of common stock	399	199

Net cash used in financing activities	(481)	(423)

Net increase (decrease) in cash and cash equivalents	(2,584)	3,371
Cash and cash equivalents, beginning of period	19,715	18,864

Cash and cash equivalents, end of period	$17,131	$22,235

See accompanying notes

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company's revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2004 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2004, included in the Company's filing on Form 10-K.

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

        If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company's net income and net earnings per share would have been as follows:

	Three Months Ended July 31,
	2004	2003
(in thousands, except per share amounts)
Net income, as reported	$3,250	$1,098
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(291)	(464)

Pro forma net income	$2,959	$634

Earnings per share:
Basic—as reported	$0.30	$0.10
Basic—pro forma	$0.27	$0.06
Diluted—as reported	$0.29	$0.10
Diluted—pro forma	$0.26	$0.06

        The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming a future dividend yield of approximately 2% annually and the following weighted-average assumptions:

	Three Months Ended July 31,
	2004	2003
Risk-free interest rate	2.6%	2.5%
Volatility	57%	59%
Expected life	5 years	5 years

        The fair value for shares purchased under the Employee Stock Purchase Plan was estimated at the date of purchase using the Black-Scholes option pricing model, assuming a future dividend yield of approximately 2% annually and the following weighted-average assumptions. Shares are purchased twice a year under this Plan, in the first and third fiscal quarters. No shares are purchased in the second or fourth fiscal quarters.

	Three Months Ended July 31,
	2004	2003
Risk-free interest rate	3.8%	2.4%
Volatility	41%	59%
Expected life	6 months	6 months

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

Note 3. Earnings Per Share

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

Note 4. Short-term investments

        Short-term investments held-to-maturity consisted of the following securities, all of which mature within one year:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(in thousands)
U.S. Corporate debt securities	$26,400	$34	$(1)	$26,433

Note 5. Debt

        The Company has a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This agreement is collateralized by a security interest in the Company's accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million and working capital of at least $35 million at all times, and limit capital expenditures to not more than $4.0 million in fiscal year 2005. The Company was in compliance with these covenants at July 31, 2004. At July 31, 2004, letters of credit outstanding against the line of credit totaled approximately $6.8 million and there were no working capital advances outstanding. At July 31, 2003, letters of credit outstanding against the line of credit totaled approximately $3.5 million and there were no working capital advances outstanding.

Note 6. Shareholders' Equity

        During the three months ended July 31, 2004, the Company sold 86,666 shares under its employee stock purchase plan and pursuant to the exercise of stock options. The Company repurchased 16,800 shares under its Stock Repurchase Program.

Note 7. Restructuring and Asset Impairment Expenses

        The Company had two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. These restructuring plans are now complete. The remaining liability recorded for the 2002 Restructuring Plan relates to the sublease of excess warehouse capacity at the distribution center, and will be amortized through the end of the lease term in 2011.

        For the three months ended July 31, 2004, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2004	Subsequent Accruals, Net	Subsequent Payments	Balance at July 31, 2004	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease obligations	$2,535	$—	$(80)	$2,455	$320	$2,135

Note 8. Restatement Expenses

        In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company settled those lawsuits and recorded the $4.0 million settlement payment to the plaintiffs in fiscal 2003. The Company also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

        Although the restatement has been completed, the Company expects to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Note 9. Litigation

        As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company's complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis' 2002 attempt to rescind its primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, the Company's claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 the Company filed a motion asking the Court to alter its decision and vacate this judgment, and on March 11, 2004 the Company filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeals. On April 21, 2004, the Circuit Mediator for the Ninth Circuit Court of Appeals entered an Order staying the Appeal, pending the outcome of the motion to alter the trial Court's decision and vacate the judgment. On May 25, 2004, the United States District Court for the Western District of Washington entered an order denying the Company's motion to alter the earlier decision. Accordingly, the Company is proceeding with its appeal and on June 3, 2004 the Company filed an Amended Notice of Appeal with the Ninth Circuit Court of Appeals.

        The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company's financial condition and results of operations.

Note 10. Income Taxes

        The Company recorded approximately $1.8 million of income tax expense in the first three months of fiscal year 2005 compared to approximately $0.6 million of income tax expense in the first three months of fiscal year 2004. The effective rates for income taxes were 35.6% and 36.8% for the first three months of fiscal years 2005 and 2004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: relations with and the performance of suppliers; our ability to control costs and expenses including costs associated with the upgrade and replacement of some of our computer systems and costs associated with regulatory compliance; our ability to carry out successful designs, effectively advertise and communicate with the marketplace and penetrate our chosen distribution channels; costs associated with the indemnification of former officers; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our need to maintain the integrity of our technology and information systems while enhancing and changing systems; our need to attract and retain employees during intensive organizational change; our need to maintain satisfactory relationships with our banking partners; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2004. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

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

        Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers within each strategic business unit (SBU), and update our styles and add products to meet those needs. We are also investing in marketing to expand our brand awareness within our target markets.

        Overall, sales within our Corporate and Specialty Retail SBU are beginning to show some improvement as the economy improves. However, sales within our Golf SBU continue to lag. We have recently hired a new manager to lead sales in that SBU, and we have invested in market research and other information gathering to provide data which we are using to create a strategic plan to realize the full potential of our brand in the golf market.

        To understand the performance of our wholesale business, management considers it useful to review our operating results excluding costs that are not elements of running our wholesale business on an ongoing basis, such as restatement expenses. We adjust our net income calculated in accordance with generally accepted accounting principles to exclude income and expense items that are not directly related to our wholesale business, in order to give us better information regarding the profitability of our wholesale business. We use this analysis to compare pretax wholesale business income on a quarterly and year-to-date basis

	Quarter Ended July 31
	2004	2003
(in thousands)
Net income as reported	$3,250	$1,098

Income from discontinued retail operations	—	(146)
Income tax expense	1,796	555
Pre-tax expense of closed European operations	6	40
Restatement expenses	14	1,672

Ongoing wholesale business income before tax	$5,066	$3,219

        Our business strategies are intended to provide long-term growth to our business. Due in part to the long product lead times in this industry, we remain relatively cautious about sales for fiscal 2005 in relation to last year. In addition, we are currently searching for a successor to our CEO. Effective September 16, 2004, Bill Swint, currently the Vice President and Manager of Order Fulfillment, will become the Interim President and CEO until a permanent CEO is hired. Once we have hired a permanent CEO, that individual will be responsible for positioning our brand in the market and charting the Company's strategic direction, which may result in some change in our current brand positioning and strategy. In order to provide the permanent CEO with as much strategic flexibility as possible, we do not plan any additional initiatives, other than those previously announced, that would significantly affect our working capital position during this transition period.

Recent Developments

        As previously announced, on August 25, 2004 the Board of Directors amended the company's bylaws to separate the offices of Chairperson and Chief Executive Officer. Douglas Southern, currently a member of the Board, was appointed to the position of Chairperson effective September 16, 2004. The Board also appointed Whitney Tilson to the position of Director effective September 16, 2004.

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

	Three Months Ended
	July 31, 2004	July 31, 2003
Net sales	100.0%	100.0%
Cost of sales	50.6	55.0

Gross profit	49.4	45.0
Operating expenses:
Depreciation	2.4	3.2
Selling, general and administrative	31.4	32.0
Restatement expenses	—	5.1

Total operating expenses	33.8	40.3

Operating income	15.6	4.7
Net interest income (expense)	0.2	(0.1)

Income from continuing operations before income taxes	15.8	4.6
Income tax expense	5.6	1.7

Income from continuing operations	10.2	2.9
Income from discontinued retail operations, net of tax	—	0.4

Net income	10.2%	3.3%

  Three Months Ended July 31, 2004 Compared With Three Months Ended July 31, 2003

Net Sales

        During the first quarter of fiscal 2005, net sales decreased approximately $0.8 million, or 2.6%, to $31.9 million from $32.7 million in the same period of the prior year. Our net sales in the first quarter of fiscal 2005 have been affected by our strategy to forego some sales opportunities which would have generated lower gross profits. However, this strategy has contributed to our overall increase in gross profits.

        The detail of net sales by SBU was as follows:

	Three Months Ended July 31,
	2004	2003	Decrease	Percent Change
(in thousands, except percent change)
Golf	$8,827	$11,047	$(2,220)	(20.1)%
Corporate	15,143	14,276	867	6.1
Specialty Retail	5,322	5,008	314	6.3
International	685	570	115	20.2
Other	1,922	1,836	86	4.7

Total	$31,899	$32,737	$(838)	(2.6)%

        In the first quarter of fiscal 2005, net sales in our Golf SBU decreased by $2.2 million, to $8.8 million from $11.0 million in the same period of the prior year. We are focusing significant management attention towards understanding the reasons for this decrease, with the goal of realizing the full potential of our brand within this SBU. This focus includes analyzing our operational processes from the design to the sale of our product, reviewing our selling programs, and increasing our marketing activities. We are adding a new SBU manager, adding a senior golf merchandiser, expanding marketing programs and improving our customer service focus. However, due to our long product lead times, we do not expect to realize significant improvements in our Golf sales over the short term.

        Net sales in our Corporate SBU increased by $0.9 million, to $15.1 million from $14.3 million in the same period of the prior year. Net sales in this SBU are showing improvement as sales and marketing of our updated product line take effect, and as corporate customers begin to increase spending on their events and programs. Net sales in our Specialty Retail SBU increased $0.3 million, to $5.3 million from $5.0 million in the same period of the prior year, primarily due to the continued success of our collegiate and pro sports sales programs as we expand our presence in this market. We are also experiencing some increase in net sales as economic conditions begin to improve for independent specialty retail stores. Net sales in our International SBU increased by $0.1 million, to $0.7 million from $0.6 million in the same period of the prior year, primarily due to our licensees' increased experience with the brand in their marketplaces and improving international economic conditions. Net sales in our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, increased slightly compared to the same period of the prior year.

Gross Profit

        In the first quarter of fiscal 2005, gross profit increased to 49.4% of net sales compared to 45.0% in the same period of the prior year. Our margins have continued to increase as we improve our sourcing, focus on reducing our product returns and allowances and adjust our pricing structure for certain products. Gross margins during the first quarter have also been favorably impacted by fluctuations in our sales mix.

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

Selling, General and Administrative Expense

        Selling, general and administrative expenses totaled $10.0 million in the first quarter of fiscal 2005 compared to $10.5 million in fiscal 2004, a decrease of $0.5 million. Salaries, sales commissions and related taxes and benefits decreased approximately $0.5 million, primarily due to a decrease in net sales and internal cost-cutting measures. Business taxes decreased approximately $0.2 million, primarily due to a reduction in tax assessments. Professional fees decreased approximately $0.1 million, primarily due to decreases in consulting fees. These decreases were partially offset by increases of approximately $0.2 million in employee recruiting and $0.1 million in advertising expenses, primarily due to increases in print advertising, market research and sponsorship costs.

        During the remainder of fiscal 2005, we expect operating expenses to increase as we expand our marketing programs, upgrade and replace some of our computer systems, and comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Operating Income

        As a result of the above items, our operating income was $5.0 million in the first quarter of fiscal 2005 compared to $1.5 million in the first quarter of fiscal 2004.

Income Taxes

        We recorded approximately $1.8 million of income tax expense in the first quarter of fiscal 2005 compared to $0.6 million in the first quarter of fiscal 2004. The effective rates for income taxes in the first quarters of fiscal 2005 and 2004 were 35.6% and 36.8%, respectively.

Liquidity and Capital Resources

        Our primary ongoing capital requirements are to finance working capital, the continued growth and operations of our business, our stock repurchase program and cash dividends. During the first quarter of fiscal 2005, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first quarter of fiscal 2005 was $6.5 million compared to $4.1 million for the first quarter of fiscal 2004. The increase in net cash provided by operating activities was primarily generated from our net income of $3.3 million in the first quarter of fiscal 2005 compared to $1.1 million in the first quarter of fiscal 2004. The increase in our net income was primarily due to improvements in our gross profit and reductions in our operating expenses. These changes were partially offset by increases in our inventory balance in the first quarter of fiscal 2005 compared to a decrease in inventory in the first quarter of fiscal 2004, a smaller decrease in our accounts receivable in fiscal 2005, primarily due to a lower level of net sales, and an increase in accounts payable and accrued liabilities. Net cash used in investing activities was $8.7 million in the first quarter of fiscal 2005 compared to $0.3 million in the first quarter of fiscal 2004. The increase was primarily due to the purchase of short-term investments in fiscal 2005. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments to maturity, which averages 109 days or less. At July 31, 2004 we held $26.4 million in short-term investments. Net cash used in financing activities was $0.5 million in the first quarter of fiscal 2005, which primarily consisted of dividend payments, stock repurchases, and payments under capital lease obligations. At July 31, 2004, our cash and cash equivalents were $17.1 million compared to $22.2 million at July 31, 2003.

        On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. The amount of credit available to us under this agreement is determined by a formula based on our accounts receivable and inventory balances. The amount of our available credit fluctuates as these balances fluctuate, and may at times be less than the maximum $35 million available under the agreement. We use this line of credit to support our trade financing with letters of credit. We may also use the line for operating expenses, although we do not currently do so. This loan agreement also contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times, and limit capital expenditures to not more than $4.0 million in fiscal 2005. We were in compliance with these covenants at July 31, 2004. We have obtained a waiver from Wells Fargo for the loan covenant which previously limited our capital expenditures to $2.5 million in fiscal 2005.

        To support our operations, capital expenditures totaling approximately $4.0 million are planned for fiscal 2005. These capital expenditures will primarily consist of information technology initiatives, as we plan to upgrade and replace some of our computer systems.

        Other significant uses of cash included the payment of retention bonuses, payment of cash dividends, repurchases of our common stock, and payments under our Transition Agreement with our CEO. In fiscal 2005, we will pay approximately $0.6 million in retention bonuses plus approximately $0.5 million under our Transition Agreement with our CEO. The Board declared a dividend payable on October 8, 2004 to shareholders of record on September 24, 2004. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital may be in the best interests of our shareholders. The share repurchase program authorizes the purchase of up to $6 million in company stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. During the first quarter of fiscal 2005, we purchased 16,800 shares of our common stock at an average price of $10.48, for a total repurchase of $0.2 million. Since the inception of the program, we have purchased 73,626 shares at an average price of $10.27. We have paid a total of $0.8 million to repurchase stock and have authorization to make additional repurchases up to $5.2 million of stock. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

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

Inventories

        Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. We perform a detailed analysis of inventory on a quarterly basis to identify unsold or slow-moving products. We estimate the net realizable value of these products based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of these products to their estimated net realizable value. If actual market conditions are less favorable than those we project, additional allowances may be required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity, which averages 109 days or less. Changes in interest rates may affect the fair market value of these instruments. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

        We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

        The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at July 31, 2004.

Expected maturity date
(in thousands, except percentages)	Fiscal 2005
U.S. Corporate debt securities	$26,400
Average interest rate	1.3%

Item 4. Controls and Procedures

        Evaluation of the Company's Disclosure Controls and Procedures.    As of July 31, 2004, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. We are continuing to develop internal processes for documenting, testing and monitoring our disclosure procedures. These internal processes are based on employees' reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

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

        Changes in Internal Controls.    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        As previously disclosed, we remain a party to our lawsuit against Genesis Insurance Company. Our complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis' 2002 attempt to rescind our primary Directors' and Officers' liability insurance was unlawful, and sought damages resulting from Genesis' breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis' motions for summary judgment and, accordingly, our claims against Genesis were dismissed on February 13, 2004. On March 1, 2004 we filed a motion asking the Court to alter its decision and vacate this judgment, and on March 11, 2004 we filed a notice of appeal of the Court's decision to the Ninth Circuit Court of Appeals. On April 21, 2004, the Circuit Mediator for the Ninth Circuit Court of Appeals entered an Order staying our Appeal, pending the outcome of our motion to alter the trial Court's decision and vacate the judgment. On May 25, 2004, the United States District Court for the Western District of Washington entered an order denying our motion to alter the earlier decision. Accordingly, we are proceeding with our appeal and on June 3, 2004 we filed our Amended Notice of Appeal with the Ninth Circuit Court of Appeals.

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

b)
Reports on Form 8-K

  The Company filed a Form 8-K on June 28, 2004 to announce financial results for the fourth quarter and year ended April 30, 2004 and the transition of the Company's CEO from that role.

  The Company filed a Form 8-K on July 13, 2004 to announce details of the transition of the Company's CEO from that role.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated: September 9, 2004
/s/ ERNEST R. JOHNSON Ernest R. Johnson Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

CUTTER & BUCK INC. Quarterly Report on Form 10-Q For the Quarter Ended July 31, 2004 Index
  PART I—FINANCIAL INFORMATION
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