Form 10-Q
period 2004-10-31
CUTTER & BUCK INC
filed 2004-12-10
CIK 948069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

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

The number of shares of Common Stock of the registrant outstanding as of December 6, 2004 was 10,828,468.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2004
Index

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	October 31, 2004	April 30, 2004
	(unaudited)
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$16,689	$19,715
Short-term investments	25,880	17,952
Accounts receivable, net of allowances for doubtful accounts, returns and allowances of $2,317 at October 31, 2004 and $2,496 at April 30, 2004	19,216	22,502
Inventories, net	23,633	21,938
Deferred income taxes	2,566	2,566
Prepaid expenses and other current assets	2,438	2,282
Total current assets	90,422	86,955
Furniture and equipment, net	6,311	6,290
Deferred income taxes	376	376
Other assets	328	309
Total assets	$97,437	$93,930
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,600	$2,940
Accrued liabilities	5,624	7,161
Income taxes payable	1,419	1,217
Current portion of capital lease obligations	315	557
Total current liabilities	10,958	11,875
Capital lease obligations, less current portion	28	111
Other liabilities	2,054	2,215
Commitments and contingencies		—
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding		—
Common stock, no par value, 25,000,000 shares authorized: 10,819,143 issued and outstanding at October 31, 2004 and 10,752,552 at April 30, 2004	64,920	65,116
Retained earnings	19,477	14,613
Total shareholders’ equity	84,397	79,729
Total liabilities and shareholders’ equity	$97,437	$93,930

See accompanying notes

CUTTER & BUCK INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
(in thousands, except share and per share amounts)
Net sales	$35,538	$34,747	$67,437	$67,484
Cost of sales	18,399	18,527	34,546	36,525
Gross profit	17,139	16,220	32,891	30,959
Operating expenses:
Depreciation	691	1,051	1,457	2,113
Selling, general and administrative	11,609	10,532	21,623	21,015
Restatement expenses	268	1,678	281	3,350
Total operating expenses	12,568	13,261	23,361	26,478
Operating income	4,571	2,959	9,530	4,481
Interest income (expense)
Interest expense	(13)	(44)	(30)	(102)
Interest income	149	42	253	85
Net interest income (expense)	136	(2)	223	(17)
Income from continuing operations before income taxes	4,707	2,957	9,753	4,464
Income tax expense	1,792	866	3,588	1,420
Income from continuing operations	2,915	2,091	6,165	3,044
Income from discontinued retail operations, net of tax	—	—	—	146
Net income	$2,915	$2,091	$6,165	$3,190
Basic earnings per share:
Earnings from continuing operations	$0.27	$0.20	$0.57	$0.29
Earnings from discontinued retail operations	$—	$—	$—	$0.01
Net earnings	$0.27	$0.20	$0.57	$0.30
Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.19	$0.54	$0.28
Earnings from discontinued retail operations	$—	$—	$—	$0.01
Net earnings	$0.26	$0.19	$0.54	$0.29
Shares used in computation of:
Basic earnings per share	10,834,058	10,701,012	10,803,653	10,682,863
Diluted earnings per share	11,363,125	10,992,788	11,330,887	10,909,535
Cash dividends paid per share of common stock outstanding	$0.07	$—	$0.12	$—

See accompanying notes

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	October 31, 2004	October 31, 2003
(in thousands)
Operating activities:
Net income	$6,165	$3,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,552	2,215
Deferred gain on sale and leaseback of capital assets	(3)	(45)
Amortization of deferred compensation	—	19
Loss on disposals of furniture and equipment	—	31
Changes in assets and liabilities:
Accounts receivable, net	3,286	5,832
Inventories, net	(1,695)	12,721
Prepaid expenses and other assets	(175)	2,327
Accounts payable, accrued liabilities and other liabilities	(1,034)	(9,433)
Income taxes payable	201	—
Net cash provided by operating activities	8,297	16,857
Investing activities:
Purchases of furniture and equipment	(1,573)	(646)
Purchases of short-term investments	(42,316)	—
Maturities of short-term investments	34,388	—
Net cash used in investing activities	(9,501)	(646)
Financing activities:
Principal payments under capital lease obligations	(325)	(1,218)
Payment of dividends	(1,300)	—
Repurchases of common stock	(1,099)	—
Issuance of common stock	902	213
Net cash used in financing activities	(1,822)	(1,005)
Net increase (decrease) in cash and cash equivalents	(3,026)	15,206
Cash and cash equivalents, beginning of period	19,715	18,864
Cash and cash equivalents, end of period	$16,689	$34,070

See accompanying notes

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company’s revenues are seasonal, and therefore the results of operations for the six months ended October 31, 2004 may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2004, included in the Company’s filing on Form 10-K.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure.” Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s plans, stock options are generally granted at fair market value on the date of grant. The Company also has an Employee Stock Purchase Plan that allows eligible employees to purchase Company stock at a 15% discount from market price utilizing payroll deductions.

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Net income, as reported	$2,915	$2,091	$6,165	$3,190
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(116)	(368)	(240)	(818)
Pro forma net income	$2,799	$1,723	$5,925	$2,372
Earnings per share:
Basic—as reported	$0.27	$0.20	$0.57	$0.30
Basic—pro forma	$0.26	$0.16	$0.55	$0.22
Diluted—as reported	$0.26	$0.19	$0.54	$0.29
Diluted—pro forma	$0.25	$0.16	$0.52	$0.22

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming a future dividend yield ranging from 0% to 2.5% annually depending on the date of grant, and the following weighted-average assumptions:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Risk-free interest rate	3.4%	3.3%	3.4%	2.6%
Volatility	33%	51%	33%	51%
Expected life	5 years	5 years	5 years	5 years

The fair value for shares purchased under the Employee Stock Purchase Plan was estimated at the date of purchase using the Black-Scholes option pricing model, assuming a future dividend yield ranging from 0% to 2.0% annually depending on the date of purchase, and the following weighted-average assumptions. Shares are purchased twice a year under this Plan, in the first and third fiscal quarters. No shares are purchased in the second or fourth fiscal quarters.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Risk-free interest rate	—	—	3.8%	2.4%
Volatility	—	—	41%	59%
Expected life	—	—	6 months	6 months

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

On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95”, which is expected to be finalized by December 31, 2004 and would be effective for periods beginning after June 15, 2005. The proposed statement would require companies to recognize an expense for compensation costs related to share-based compensation arrangements, including stock options and employee stock purchase plans. The Company is currently evaluating the effect of this proposed statement. The proposed statement would be effective for periods beginning after June 15, 2005, with early adoption encouraged.

Segments

The Company has one operating segment: the design, production, marketing and selling of sportswear, fashion and outerwear apparel. The information for this segment is the information used by the Company’s chief operating decision maker to evaluate operating performance.

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

Note 3.   Short-term investments

Short-term investments held-to-maturity consisted of the following securities at October 31, 2004, all of which mature within one year:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(in thousands)
U.S. Corporate debt securities	$25,880	$52	$(1)	$25,931

Note 4.   Debt

The Company has a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. This agreement is collateralized by a security interest in the Company’s accounts receivable, inventory, furniture and equipment, contract rights and general intangibles. The loan agreement contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that the Company maintains a tangible net worth of at least $50 million and working capital of at least $35 million at all times, and limit capital expenditures to not more than $4.0 million in fiscal year 2005. The Company obtained an amendment to its loan agreement for the loan covenant which previously limited capital expenditures to $2.5 million in fiscal 2005. The Company was in compliance with the current covenants at October 31, 2004. At October 31, 2004, letters of credit outstanding against the line of credit totaled approximately $7.4 million and there were no working capital advances outstanding. At October 31, 2003, letters of credit outstanding against the line of credit totaled approximately $6.0 million and there were no working capital advances outstanding.

Note 5.   Shareholders’ Equity

During the six months ended October 31, 2004, the Company sold 164,991 shares under its employee stock purchase plan and pursuant to the exercise of stock options. The Company repurchased 98,400 shares under its Stock Repurchase Program.

Note 6.   Restructuring and Asset Impairment Expenses

The Company had two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. These restructuring plans are now complete. The remaining liability recorded for the 2002 Restructuring Plan relates to the sublease of excess warehouse capacity at the distribution center, and will be amortized through the end of the lease term in 2011.

For the six months ended October 31, 2004, activity in the accrued liability account associated with the cash portion of charges in the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2004	Subsequent Accruals, Net	Subsequent Payments	Balance at October 31, 2004	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease obligations	$2,535	$—	$(161)	$2,374	$320	$2,054

Note 7.   Restatement Expenses

In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company settled those lawsuits and recorded the $4.0 million settlement expense for the payment to the plaintiffs in fiscal 2003 and paid the settlement in fiscal 2004. The Company also settled the previously announced Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

Although the restatement has been completed, the Company expects to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Note 8.   Litigation

As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the Court on February 13, 2004. The Company has appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit. The Company expects to file its Brief in the appeal on or before December 20, 2004, and anticipates that Genesis’ Answering Brief will be due on January 19, 2005, with the Company’s reply to Genesis Answering Brief due February 2, 2005.

The Company is also party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Note 9.   Income Taxes

The Company recorded approximately $3.6 million of income tax expense in the first six months of fiscal year 2005 compared to approximately $1.4 million of income tax expense in the first six months of fiscal year 2004. The effective rates for income taxes were 36.8% and 31.8% for the first six months of fiscal years 2005 and 2004, respectively.

Note 10.   Subsequent Events

On December 9, 2004, the Company entered into a Separation and Release Agreement with Jim McGehee, the Company’s former Executive Vice President and Manager of the SBU (Strategic Business Unit) Group. The Agreement provides for payments totaling $184,000 to be made to Mr. McGehee, subject only to compliance with the terms of the Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: relations with and the performance of suppliers; our ability to control costs and expenses including costs associated with the upgrade and replacement of some of our computer systems and costs associated with regulatory compliance and personnel matters; our ability to carry out successful designs, effectively advertise and communicate with the marketplace and penetrate our chosen distribution channels; costs associated with the indemnification of former officers; competition; access to capital; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our need to maintain the integrity of our technology and information systems while enhancing and replacing systems; our need to attract and retain employees during intensive organizational change; our need to maintain satisfactory relationships with our banking partners; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2004. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to our fiscal year ended April 30.

Overview

Cutter & Buck designs, sources, markets and distributes high-quality men’s and women’s sportswear under the Cutter & Buck brand. We sell our products primarily through golf pro shops and resorts, corporate accounts, upscale specialty retail stores, and international distributors and licensees.

Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers within each strategic business unit (SBU), and design products to meet those needs. In order to implement this strategy, during fiscal 2005 we have enhanced our design team and increased our marketing efforts to improve our brand awareness and acceptance.

Sales within our Corporate and Specialty Retail SBU are continuing to show some improvement as the economy improves. However, sales within our Golf SBU continue to lag. We have recently hired a new manager to lead sales in that SBU, and we have invested in market research and other information gathering to provide data which we are using to create a strategic plan to realize the full potential of our brand in the golf market. Our business strategies are intended to provide long-term growth to our business. Due in part to the long product lead times in this industry, we remain relatively cautious about sales levels for fiscal 2005 in relation to last year.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
(in thousands)
Net income as reported	$2,915	$2,091	$6,165	$3,190
Income from discontinued retail operations	—	—	—	(146)
Income tax expense	1,792	866	3,588	1,420
Pre-tax expense of closed European operations	(35)	24	(15)	72
Restatement expenses	268	1,678	281	3,350
Ongoing wholesale business income before tax	$4,940	$4,659	$10,019	$7,886

Overall, our second quarter and year-to-date results reflect the work done to optimize and restructure our business. We will continue to refine our business processes, and we anticipate incurring additional expenses during fiscal 2005 as part of this process. We have begun to upgrade and replace some of our computer systems in order to improve management information, gain operational efficiencies and provide support for our future operations. We expect this process to be substantially complete by the end of fiscal 2005. We are also completing the documentation and testing of our internal controls required by Section 404 of the Sarbanes-Oxley Act.

Finally, we are currently in the process of hiring a successor to our CEO. On September 15, 2004, our former CEO, Fran Conley, stepped down from that position, and Bill Swint, our Vice President and Manager of Order Fulfillment, became the Interim President and CEO. The board of directors, with the assistance of an outside consultant, identified, reviewed and selected a short list of candidates to be interviewed. At this time, the Board is in final discussions with the lead candidate and believes that an announcement is imminent. Once we have hired a permanent CEO, that individual will be responsible for positioning our brand in the market and charting the Company’s strategic direction, which may result in some change in our current brand positioning and strategy.

Recent Developments

On December 9, 2004, we announced that Jim McGehee, Executive Vice President and Manager of the SBU (Strategic Business Unit) Group has resigned from that position and plans to leave the company on December 31, 2004. We have entered into a Separation and Release Agreement with Mr. McGehee that provides for payments totaling $184,000 to be made to him, subject only to compliance with the terms of the Agreement. In light of the ongoing discussions concerning the retention of a new CEO, we have elected to defer any decision on Mr. McGehee’s replacement until our new CEO is in place and has had an opportunity to evaluate the Company’s management team and structure.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.8	53.3	51.2	54.1
Gross profit	48.2	46.7	48.8	45.9
Operating expenses:
Depreciation	1.9	3.0	2.2	3.1
Selling, general and administrative	32.7	30.3	32.1	31.1
Restatement expenses	0.8	4.8	0.4	5.0
Total operating expenses	35.4	38.1	34.7	39.2
Operating income	12.8	8.6	14.1	6.7
Net interest income (expense)	0.4	—	0.4	(0.1)
Income from continuing operations before income taxes	13.2	8.6	14.5	6.6
Income tax expense	5.0	2.5	5.3	2.1
Income from continuing operations	8.2	6.1	9.2	4.5
Income from discontinued retail operations, net of tax	—	—	—	0.2
Net income	8.2%	6.1%	9.2%	4.7%

Three Months Ended October 31, 2004 Compared With Three Months Ended October 31, 2003

Net Sales

During the second quarter of fiscal 2005, net sales increased approximately $0.8 million, or 2.3%, to $35.5 million from $34.7 million in the same period of the prior year.

The detail of net sales by SBU was as follows:

	Three Months Ended October 31,
	2004	2003	Increase/ (Decrease)	Percent Change
(in thousands, except percent change)
Golf	$10,022	$9,872	$150	1.5%
Corporate	14,559	13,762	797	5.8
Specialty Retail	8,350	8,257	93	1.1
International	729	660	69	10.5
Other	1,878	2,196	(318)	(14.5)
Total	$35,538	$34,747	$791	2.3%

In the second quarter of fiscal 2005, net sales in our Golf SBU increased approximately $0.2 million, to $10.0 million from $9.9 million in the same period of the prior year. This increase was primarily due to net sales at major golf tournaments, including the biennial Ryder Cup tournament, which occurred during the quarter. If net sales from the Ryder Cup were excluded from our quarter results, net sales in our Golf SBU would have decreased approximately $0.7 million or 6%. We are continuing to focus significant management attention towards understanding our performance in this SBU, with the goal of realizing the full potential of our brand within this SBU. This focus includes analyzing our operational processes from the design to the sale of our product, reviewing our selling programs, and increasing our marketing activities. We have added a new SBU manager and a senior golf merchandiser, expanded our marketing programs and are improving our customer service focus. However, due to our long product lead times, we do not expect to realize significant improvements in our Golf sales over the short term.

Net sales in our Corporate SBU increased approximately $0.8 million, to $14.6 million from $13.8 million in the same period of the prior year. Net sales in this SBU are showing improvement primarily due to the sales and marketing of our updated product line, and as corporate customers begin to increase spending on their events and programs. Net sales in our Specialty Retail SBU increased approximately $0.1 million, to $8.4 million from $8.3 million in the same period of the prior year, primarily due to the continued success of our collegiate and pro sports sales programs as we expand our presence in this market. Net sales in our International SBU increased approximately $0.1 million, to $0.7 million from $0.6 million in the same period of the prior year, primarily due to our licensees’ increased experience with the brand in their marketplaces and improving international economic conditions. Net sales in our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, decreased approximately $0.3 million compared to the same period of the prior year. The variance in this SBU is primarily due to adjustments made in the second quarter of fiscal 2004 to update our allowances and returns reserves based on the decreases we experienced in our product returns and allowances. These adjustments had the effect of increasing net sales in that quarter. Liquidation sales, shipping revenue and e-commerce sales have not changed materially compared to the second quarter of fiscal 2004.

Gross Profit

In the second quarter of fiscal 2005, gross profit increased to 48.2% of net sales compared to 46.7% in the same period of the prior year. Our margins have continued to increase compared to the prior year as we improve our sourcing, focus on reducing our product returns and allowances and adjust our pricing structure for certain products. Gross margins during the second quarter have also been favorably impacted by fluctuations in our sales mix. However, we expect to liquidate out-of-season inventory in the third and fourth quarters of fiscal 2005 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in those quarters as compared to the second quarter.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $11.6 million in the second quarter of fiscal 2005 compared to $10.5 million in fiscal 2004, an increase of $1.1 million. Approximately $0.3 million of this increase is due to expenses related to the Sarbanes-Oxley Act of 2002 and the upgrade and replacement of some of our computer systems. Salaries increased approximately $0.2 million as a result of our investment in design talent and IT resources to support our computer system changes. Marketing expenses increased approximately $0.4 million primarily due to tournament marketing, catalog production and print advertising campaign expenses.

During the remainder of fiscal 2005, we expect operating expenses to continue to reflect increases compared to the prior year as we expand our marketing programs, upgrade and replace some of our computer systems, and complete the documentation and testing of our internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Financial Accounting Standards Board has issued an Exposure Draft, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95”, which is expected to be finalized by December 31,

2004 and would be effective for periods beginning after June 15, 2005, or the first quarter of our fiscal 2006. The proposed statement would require companies to recognize an expense for compensation costs related to share-based compensation arrangements, including stock options and employee stock purchase plans. We are currently evaluating the effect of this proposed statement. The proposed statement would be effective for periods beginning after June 15, 2005, with early adoption encouraged.

Restatement

Restatement expenses totaled $0.3 million in the second quarter of fiscal 2005 compared to $1.7 million in fiscal 2004, a decrease of $1.4 million. Restatement expenses in the second quarter of fiscal 2005 included $0.2 million of legal and professional fees incurred in connection with the indemnification of former officers and $0.1 million related to the ongoing lawsuit against Genesis Insurance Company. Restatement expenses in the second quarter of fiscal 2004 included legal and professional fees of $1.3 million and $0.4 million of accrued retention bonuses to certain key employees. The majority of legal issues have been resolved, and the majority of retention bonuses were paid in March 2004. We expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Operating Income

As a result of the above items, our operating income was $4.6 million in the second quarter of fiscal 2005 compared to $3.0 million in the second quarter of fiscal 2004.

Income Taxes

We recorded approximately $1.8 million of income tax expense in the second quarter of fiscal 2005 compared to $0.9 million in the second quarter of fiscal 2004. The effective rates for income taxes in the second quarters of fiscal 2005 and 2004 were 38.1% and 29.3%, respectively. The lower tax rate in the second quarter of fiscal 2004 was related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities.

Six Months Ended October 31, 2004 Compared With Six Months Ended October 31, 2003

Net Sales

During the first six months of fiscal 2005, net sales decreased slightly to $67.4 million from $67.5 million in the same period of the prior year.

The detail of net sales by SBU was as follows:

	Six Months Ended October 31,
	2004	2003	Increase/ (Decrease)	Percent Change
(in thousands, except percent change)
Golf	$18,849	$20,919	$(2,070)	(9.9)%
Corporate	29,701	28,038	1,663	5.9
Specialty Retail	13,672	13,264	408	3.1
International	1,415	1,230	185	15.0
Other	3,800	4,033	(233)	(5.8)
Total	$67,437	$67,484	$(47)	(0.1)%

In the first six months of fiscal 2005, net sales in our Golf SBU decreased approximately $2.1 million, to $18.8 million from $20.9 million in the same period of the prior year. These results include increases in year-to-date net sales made at major golf tournaments, including the biennial Ryder Cup tournament which occurred during the second quarter. If net sales from the Ryder Cup were excluded from our year-to-date results, net sales in our Golf SBU would have decreased approximately $3.3 million or 16%. We are continuing to focus significant management attention towards understanding our performance in this SBU, with the goal of realizing the full potential of our brand within this SBU. This focus includes analyzing our operational processes from the design to the sale of our product, reviewing our selling programs, and increasing our marketing activities. We have added a new SBU manager and a senior golf merchandiser, expanded our marketing programs and are improving our customer service focus. However, due to our long product lead times, we do not expect to realize significant improvements in our Golf sales over the short term.

Net sales in our Corporate SBU increased approximately $1.7 million, to $29.7 million from $28.0 million in the same period of the prior year. Net sales in this SBU are showing improvement primarily due to the sales and marketing of our updated product line, and as corporate customers begin to increase spending on their events and programs. Net sales in our Specialty Retail SBU increased approximately $0.4 million, to $13.7 million from $13.3 million in the same period of the prior year, primarily due to the continued success of our collegiate and pro sports sales programs as we expand our presence in this market. Net sales in our International SBU increased approximately $0.2 million, to $1.4 million from $1.2 million in the same period of the prior year, primarily due to our licensees’ increased experience with the brand in their marketplaces and improving international economic conditions. Net sales in our Other SBU, including liquidation sales, shipping revenue and our e-commerce business, decreased approximately $0.2 million compared to the same period of the prior year. The variance in this SBU is primarily due to adjustments made in the second quarter of fiscal 2004 to update our allowances and returns reserves based on the decreases we experienced in our product returns and allowances. These adjustments had the effect of increasing net sales in that quarter. Liquidation sales, shipping revenue and e-commerce sales have not changed materially compared to the first six months of fiscal 2004.

Gross Profit

In the first six months of fiscal 2005, gross profit increased to 48.8% of net sales compared to 45.9% in the same period of the prior year. Our margins have continued to increase compared to the prior year as we improve our sourcing, focus on reducing our product returns and allowances and adjust our pricing structure for certain products. Gross margins during the first six months have also been favorably impacted by fluctuations in our sales mix. However, we expect to liquidate out-of-season inventory in the third and fourth quarters of fiscal 2005 as part of our normal business cycle, and as a result we expect our gross profit to be negatively impacted in those quarters as compared to the first six months of fiscal 2005.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $21.6 million in the first six months of fiscal 2005 compared to $21.0 million in fiscal 2004, an increase of $0.6 million. Approximately $0.4 million of this increase is due to expenses related to the Sarbanes-Oxley Act of 2002 and the upgrade and replacement of some of our computer systems. Salaries increased approximately $0.4 million as a result of our investment in design talent and IT resources to support our computer system changes. Marketing expenses increased approximately $0.6 million primarily due to tournament marketing, catalog production and print advertising campaign expenses.

During the remainder of fiscal 2005, we expect operating expenses to continue to reflect increases compared to the prior year as we expand our marketing programs, upgrade and replace some of our computer systems, and complete the documentation and testing of our internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Financial Accounting Standards Board has issued an Exposure Draft, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95”, which is expected to be finalized by December 31, 2004 and would be effective for periods beginning after June 15, 2005, or the first quarter of our fiscal 2006. The proposed statement would require companies to recognize an expense for compensation costs related to share-based compensation arrangements, including stock options and employee stock purchase plans. . We are currently evaluating the effect of this proposed statement. The proposed statement would be effective for periods beginning after June 15, 2005, with early adoption encouraged.

Restatement

Restatement expenses totaled $0.3 million in the first six months of fiscal 2005 compared to $3.4 million in fiscal 2004, a decrease of $3.1 million. Restatement expenses in the first six months of fiscal 2005 included $0.2 million of legal and professional fees incurred in connection with the indemnification of former officers and $0.1 million related to the ongoing lawsuit against Genesis Insurance Company. Restatement expenses in the first six months of fiscal 2004 included legal and professional fees of $2.4 million, $0.7 million of accrued retention bonuses to certain key employees and $0.3 million of amortization of the premium for the replacement directors’ and officers’ liability insurance. The majority of legal issues have been resolved, and the majority of retention bonuses were paid in March 2004. We expect to continue to incur legal and other professional service costs in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Operating Income

As a result of the above items, our operating income was $9.5 million in the first six months of fiscal 2005 compared to $4.5 million in the first six months of fiscal 2004.

Income Taxes

We recorded approximately $3.6 million of income tax expense in the first six months of fiscal 2005 compared to $1.4 million in the first six months of fiscal 2004. The effective rates for income taxes in the first six months of fiscal 2005 and 2004 were 36.8% and 31.8%, respectively. The lower tax rate in the first six months of fiscal 2004 was related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities.

Liquidity and Capital Resources

Our primary ongoing capital requirements are to finance working capital, the continued growth and operations of our business, including investments in fixed assets, our stock repurchase program and cash dividends. During the first six months of fiscal 2005, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first six months of fiscal 2005 was $8.3 million compared to $16.9 million for the first six months of fiscal 2004. The decrease in net cash provided by operating activities was primarily due to a slight seasonal increase in our inventory balance in the first six months of fiscal 2005 compared to a significant decrease in inventory in the first six months of fiscal 2004, partially offset by an increase in net income, a smaller increase in our accounts receivable and a smaller decrease in our accounts payable and accrued liabilities balances. The decrease in inventory during fiscal 2004 was the result of focused efforts to align inventory balances with sales which produced significant decreases in inventory balances. We believe our inventory balances are now in line with our sales, and we do not expect to have significant inventory fluctuations in the future beyond our normal seasonal fluctuations. The reduction in inventory was partially offset by a related decrease in our accounts payable in fiscal 2004 which was not repeated in fiscal 2005. Our accrued liabilities were reduced in fiscal 2004 by the $4.0 million payment to the plaintiffs in the shareholder lawsuits related to our restatement of certain financial statements.

Net cash used in investing activities was $9.5 million in the first six months of fiscal 2005 compared to $0.6 million in the first six months of fiscal 2004. The increase was primarily due to the purchase of short-term investments in fiscal 2005. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments to maturity, which currently averages 103 days at the date of purchase. At October 31, 2004 we held $25.9 million in short-term investments. Net cash used in financing activities was $1.8 million in the first six months of fiscal 2005, which primarily consisted of dividend payments, stock repurchases, and payments under capital lease obligations, partially offset by stock option exercises and purchases under the employee stock purchase plan. At October 31, 2004, our cash and cash equivalents were $16.7 million compared to $34.1 million at October 31, 2003.

On March 13, 2003 we entered into a loan agreement with Wells Fargo Bank, N.A. (Wells Fargo) as agent and Wells Fargo Century, an affiliate of Wells Fargo, as collateral agent and lender for a $35 million line of credit that expires in March 2005. The amount of credit available to us under this agreement is determined by a formula based on our accounts receivable and inventory balances. The amount of our available credit fluctuates as these balances fluctuate, and may at times be less than the maximum $35 million available under the agreement. We use this line of credit to support our trade financing with letters of credit. We may also use the line for operating expenses, although we do not currently do so. This loan agreement also contains certain restrictive covenants covering minimum net worth, minimum working capital and maximum capital expenditures. These financial covenants require that we maintain a tangible net worth of at least $50 million and working capital of at least $35 million at all times, and limit capital expenditures to not more than $4.0 million in fiscal 2005. We obtained an amendment to the loan agreement for the loan covenant which previously limited our capital expenditures to $2.5 million in fiscal 2005. We were in compliance with the current covenants at October 31, 2004.

To support our operations, capital expenditures totaling approximately $4.0 million are planned for fiscal 2005. These capital expenditures will primarily consist of information technology initiatives, as we plan to upgrade and replace some of our computer systems. Other significant uses of cash included the payment of retention bonuses, payment of cash dividends, repurchases of our common stock, and payments under our Transition Agreement with our CEO. In fiscal 2005, we will pay approximately $0.6 million in retention bonuses plus approximately $0.5 million under our Transition Agreement with our CEO. The Board declared a dividend of $0.07 per share of common stock, payable on January 7, 2005 to shareholders of record on December 23, 2004. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital may be in the best interests of our shareholders. The share repurchase program authorizes the purchase of up to $6 million in company stock. The purchases may be made from time to time in the open market or in privately negotiated transactions. During the first six months of fiscal 2005, we purchased 98,400 shares of our common stock at an average price of $11.10, for a year-to-date repurchase of $1.1 million. Since the inception of the program, we have purchased 155,226 shares at an average price of $10.78. We have paid a total of $1.7 million to repurchase stock and have authorization to make additional repurchases up to $4.3 million of stock. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended April 30, 2004. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity, which currently averages 103 days at the date of purchase. Changes in interest rates may affect the fair market value of these instruments. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations. We do not use derivative financial instruments to manage interest rate risk.

We do not use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates, and we do not use derivatives for speculative trading purposes.

The following table provides information about our cash equivalent and marketable fixed income securities, including principal cash flows by expected maturity and the related weighted average interest rates at October 31, 2004.

U.S. Corporate debt securities (in thousands)	$25,880
Expected maturity date	Fiscal 2005
Average interest rate	1.6%

Item 4.   Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures.   As of October 31, 2004, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. We are continuing to develop internal processes for documenting, testing and monitoring our disclosure procedures. These internal processes are based on employees’ reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

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

Changes in Internal Controls.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

As previously disclosed, we remain a party to our lawsuit against Genesis Insurance Company. Our complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis’ 2002 attempt to rescind our primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, our claims against Genesis were dismissed by the Court on February 13, 2004. We have appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit. We expect to file our Brief in the appeal on or before December 20, 2004, and anticipate that Genesis’ Answering Brief will be due on January 19, 2005, with our reply to Genesis Answering Brief due February 2, 2005.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 21, 2004. Out of the Company’s 10,927,194 shares of Common Stock entitled to vote at the meeting, 10,238,104 were represented, either in person or by proxy.

Proposal Number I—Election of Class I directors

Nominee	For	Against
Larry C. Mounger	10,164,057	74,047
Whitney R. Tilson	10,208,566	29,538

Proposal Number 2—Ratification of Appointment of Auditors

For	10,150,066
Against	82,013
Withheld	6,025

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibit Number	Description
10.1	Separation and Release Agreement dated December 9, 2004 between Jim C. McGehee and Cutter & Buck, Inc.
31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K

The Company filed a Form 8-K on August 30, 2004 to announce the appointment of Bill Swint to the position of Interim President and Chief Executive Officer, the appointment of Doug Southern to the position of Chairman of the Board and the appointment of Whitney Tilson to the Board of Directors effective September 16, 2004.

The Company filed a Form 8-K on September 10, 2004 to announce financial results for the fourth quarter and year ended April 30, 2004 and an increase in the quarterly dividend.

The Company filed a Form 8-K on September 21, 2004 to announce the adoption of a stock trading plan that is intended to follow the guidelines specified under rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
Dated: December 10, 2004	By	/s/ ERNEST R. JOHNSON
Ernest R. Johnson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)