Form 10-Q
period 2005-01-31
CUTTER & BUCK INC
filed 2005-03-11
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

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

The number of shares of Common Stock of the registrant outstanding as of March 7, 2005 was 11,140,061.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2005

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	January 31, 2005	April 30, 2004
	(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$17,913	$19,715
Short-term investments	25,840	17,952
Accounts receivable, net of allowances for doubtful accounts, returns and other allowances of $1,776 at January 31, 2005 and $2,496 at April 30, 2004	12,711	22,502
Inventories, net	28,930	21,938
Deferred income taxes	2,590	2,566
Income taxes receivable	374	—
Prepaid expenses and other current assets	3,137	2,282
Total current assets	91,495	86,955
Furniture and equipment, net	6,408	6,290
Deferred income taxes	376	376
Other assets	326	309
Total assets	$98,605	$93,930
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,069	$2,940
Accrued liabilities	7,016	7,161
Income taxes payable	—	1,217
Current portion of capital lease obligations	185	557
Total current liabilities	11,270	11,875
Capital lease obligations, less current portion	—	111
Other liabilities	1,975	2,215
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized; 11,138,018 issued and outstanding at Jaunuary 31, 2005 and 10,752,552 at April 30, 2004	67,305	65,116
Deferred compensation	(270)	—
Retained earnings	18,325	14,613
Total shareholders’ equity	85,360	79,729
Total liabilities and shareholders’ equity	$98,605	$93,930

See accompanying notes

CUTTER & BUCK INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Net sales	$24,220	$22,540	$91,657	$90,024
Cost of sales	13,272	12,507	47,818	49,033
Gross profit	10,948	10,033	43,839	40,991
Operating expenses:
Depreciation	679	1,040	2,136	3,152
Selling, general and administrative	11,007	9,025	32,630	30,029
Restructuring and asset impairment	—	(65)	—	(55)
Restatement expenses	9	1,172	290	4,522
Total operating expenses	11,695	11,172	35,056	37,648
Operating income (loss)	(747)	(1,139)	8,783	3,343
Interest income (expense)
Interest expense	(9)	(31)	(39)	(134)
Interest income	222	108	475	193
Net interest income	213	77	436	59
Income (loss) from continuing operations before income taxes	(534)	(1,062)	9,219	3,402
Income tax expense (benefit)	(150)	(205)	3,438	1,215
Income (loss) from continuing operations	(384)	(857)	5,781	2,187
Income from discontinued retail operations, net of tax	—	—	—	146
Net income (loss)	$(384)	$(857)	$5,781	$2,333
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.04)	$(0.08)	$0.53	$0.21
Earnings from discontinued retail operations	$—	$—	$—	$0.01
Net earnings (loss)	$(0.04)	$(0.08)	$0.53	$0.22
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.04)	$(0.08)	$0.51	$0.20
Earnings from discontinued retail operations	$—	$—	$—	$0.01
Net earnings (loss)	$(0.04)	$(0.08)	$0.51	$0.21
Shares used in computation of:
Basic earnings (loss) per share	10,926,355	10,706,372	10,844,598	10,690,699
Diluted earnings (loss) per share	10,926,355	10,706,372	11,396,594	11,067,931
Cash dividends paid per share of common stock outstanding	$0.07	$—	$0.19	$—

See accompanying notes

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended January 31,
	2005	2004
	(in thousands)
Operating activities:
Net income	$5,781	$2,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,259	3,296
Tax benefit from exercise of stock options	863	—
Deferred income taxes	(24)	—
Amortization of deferred compensation	11	37
Noncash restructuring and asset impairment charges	—	(82)
Loss on disposals of furniture and equipment	—	19
Changes in assets and liabilities:
Accounts receivable, net	9,791	11,256
Inventories, net	(6,992)	10,022
Prepaid expenses and other assets	(872)	2,387
Accounts payable, accrued liabilities and other liabilities	744	(3,753)
Income taxes payable	(1,591)	—
Net cash provided by operating activities	9,970	25,515
Investing activities:
Purchases of furniture and equipment	(2,377)	(1,038)
Purchases of short-term investments	(64,178)	(26,933)
Maturities of short-term investments	56,290	7,980
Net cash used in investing activities	(10,265)	(19,991)
Financing activities:
Issuance of common stock	3,074	251
Repurchases of common stock	(2,029)	—
Payment of dividends	(2,069)	—
Principal payments under capital lease obligations	(483)	(1,581)
Net cash used in financing activities	(1,507)	(1,330)
Net increase (decrease) in cash and cash equivalents	(1,802)	4,194
Cash and cash equivalents, beginning of period	19,715	18,864
Cash and cash equivalents, end of period	$17,913	$23,058

See accompanying notes

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The Company’s revenues are seasonal; therefore the results of operations for the three months and nine months ended January 31, 2005, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2004, included in the Company’s filing on Form 10-K.

The Company has one operating segment, the design, production, marketing, and sale of sportswear, fashion, and outerwear apparel. The information for this segment is the information used by the Company’s chief operating decision maker to evaluate operating performance.

Note 2.   Significant Accounting Policies

Revenue Recognition

Revenue, net of promotional discounts and rebates, is recognized at the time the product is shipped to the customer. The terms and conditions of sales agreements specify that possession and risk of loss passes to customers when the product is delivered to a third-party carrier. However, in cases where goods are shipped to customers prematurely, revenue is not recognized until the time the goods would have normally been shipped to the customer. There is generally no right to return for customers other than for defective or mis-shipped products. Under certain circumstances, the Company does accept customer returns as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded. For certain golf tournaments, product is shipped on a consignment basis. Revenue for these sales is recognized, not when the product is shipped, but when the customer sells the product to end users.

Selling, general, and administrative expenses

Purchasing and receiving costs, warehousing costs, and other costs of distribution are included in operating expenses and totaled $1.5 million and $1.4 million for the quarters ended January 31, 2005 and 2004, respectively, and $4.6 million and $4.5 million for the nine months ended January 31, 2005 and 2004, respectively.

Note 3.   Share-based Payments

The Company accounts for its share-based payments using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure.” Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s plans, stock options are generally granted at fair market value on the date of grant.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be a permitted alternative. SFAS No. 123(R) is required to be adopted in the first interim reporting period beginning after June 15, 2005, which for the Company is no later than August 1, 2005 (its second quarter of fiscal 2006), with early adoption permitted.

SFAS No. 123(R) permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date that remain unvested on the effective date. The “modified retrospective” method includes the above requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS No. 123 for either all periods presented or for only prior interim periods of the year of adoption.

Management is currently reviewing both the adoption method and the timing of adoption of this new standard.

The impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based upon the unamortized portion of the fair value of options outstanding as of January 31, 2005, as estimated as of their grant dates pursuant to SFAS No. 123, SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position.

If compensation costs for share-based payments had been recognized based on the fair value method, the pro forma amounts of the Company’s net income (loss) and net earnings (loss) per share would have been as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(384)	$(857)	$5,781	$2,333
Add: Stock-based employee compensation expense, as reported	7	—	7	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(168)	(302)	(408)	(1,045)
Pro forma net income (loss)	$(545)	$(1,159)	$5,380	$1,288
Earnings (loss) per share:
Basic—as reported	$(0.04)	$(0.08)	$0.53	$0.22
Basic—pro forma	$(0.05)	$(0.11)	$0.50	$0.12
Diluted—as reported	$(0.04)	$(0.08)	$0.51	$0.21
Diluted—pro forma	$(0.05)	$(0.11)	$0.47	$0.12

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, assuming a future dividend yield ranging from 2.0% to 2.5% annually, depending on the date of grant, and the following weighted-average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Risk-free interest rate	3.6%	3.2%	3.5%	2.6%
Volatility	61%	47%	61%	47%
Expected life	5 years	5 years	5 years	5 years

Note 4.   Short-term investments

Short-term investments held-to-maturity consisted of the following securities at January 31, 2005, all of which mature within one year (amortized cost includes the initial purchased amount of $25,840,000 plus accrued interest of $91,000):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in thousands)
U.S. Corporate debt securities	$25,931	$1	$10	$25,922
Total	$25,931	$1	$10	$25,922

Note 5.   Debt

The Company’s previous loan agreement expired on March 10, 2005. This agreement was collateralized by a security interest in the Company’s accounts receivable, inventory, furniture and equipment, contract rights, and general intangibles and contained certain restrictive covenants covering minimum net worth, minimum working capital, and maximum capital expenditures. The Company was in compliance with these covenants on January 31, 2005. On January 31, 2005, letters of credit outstanding against this line of credit totaled approximately $4.5 million and there were no working capital advances outstanding.

On March 10, 2005, the Company entered into a new three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. secured by all assets of the Company, for a $35 million line of credit. Borrowings under this agreement will bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5 million per year. Additionally, capital expenditures are limited to $4.5 million in fiscal 2005 and $4.0 million per year thereafter.

Note 6.   Income Taxes

The Company has recorded a $150,000 income tax benefit and a $3.4 million income tax expense for the third quarter and nine months of fiscal year 2005, respectively, compared to a $205,000 income tax benefit and a $1.2 million income tax expense for the third quarter and nine months of fiscal year 2004, respectively. The effective rates for income taxes were 37.3% and 35.7% for the first nine months of fiscal years 2005 and 2004, respectively. Income taxes receivable as of January 31, 2005, are due to fiscal 2005 estimated payments in excess of the year to date current tax liability.

Note 7.   Shareholders’ Equity

The Company sold 358,754 and 520,034 shares of common stock pursuant to exercises of employee stock options during the three and nine months ended January 31, 2005, respectively. The Company sold

3,971 and 7,682 shares of common stock under its employee stock purchase plan during the three and nine months ended January 31, 2005, respectively.

Under terms of the employment agreement with its new CEO, the Company awarded a restricted stock grant of 20,000 shares of common stock in December 2005, which are to be issued in equal thirds on each twelve month anniversary of his continuous service to the Company.

The Company repurchased 63,800 and 162,200 shares of common stock under its Stock Repurchase Program during the three months and nine months ended January 31, 2005, respectively.

The Company paid dividends totaling $769,000 ($.07 per share) and $2,069,000 ($.19 per share) during the three and nine months ended January 31, 2005, respectively. On March 8, 2005, the Board of Directors approved a quarterly dividend of $.07 per share for shareholders of record on March 24, 2005, payable on April 8, 2005.

Note 8.   Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation of diluted earnings per share represent the restricted stock grant to the Company’s CEO and the net shares issuable upon assumed exercise of outstanding stock options, except when the effect of their inclusion would be antidilutive.

The components of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Income (loss) from continuing operations	$(384,000)	$(857,000)	$5,781,000	$2,187,000
Wtd. Average outstanding shares of common stock	10,926,355	10,706,372	10,844,598	10,690,699
Dilutive effect of employee stock options and grants	—	—	551,996	377,232
Common stock and common stock equivalents	10,926,355	10,706,372	11,396,594	11,067,931
Earnings (loss) per share from continuing operations:
Basic	$(0.04)	$(0.08)	$0.53	$0.21
Diluted	$(0.04)	$(0.08)	$0.51	$0.20

Note 9.   Restructuring Liability

The Company had two restructuring plans, the 2002 Restructuring Plan and the 2003 Restructuring Plan. These restructuring plans are now complete. The remaining liability recorded for the 2002 Restructuring Plan relates to the remaining lease payments due for excess warehouse capacity, all of which is currently being subleased and which management believes will continue to be subleased through the end of the Company’s lease term in 2011.

For the nine months ended January 31, 2005, activity in the other liability account associated with the 2002 Restructuring Plan consisted of the following:

	Balance at April 30, 2004	Subsequent Payments	Balance at January 31, 2005	Due Within 1 Year	Due After 1 Year
	(in thousands)
Lease obligations	$2,535	$(240)	$2,295	$320	$1,975

Note 10.   Litigation

As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the Court on February 13, 2004. The Company has appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit. The Company filed its Brief in the appeal on December 20, 2004, and Genesis filed its answering Brief on January 19, 2005. The Company filed its reply to Genesis’ answering Brief on March 7, 2005.

In fiscal 2002, the Company restated certain financial statements. Although the restatement has been completed, the Company expects to continue to incur legal and other professional service costs in connection with its ongoing lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

The Company is party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this filing that are not historical facts are forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: relations with and the performance of suppliers; our ability to control costs and expenses including costs associated with the upgrade and replacement of some of our computer systems and costs associated with regulatory compliance and personnel matters including management transition; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to carry out successful designs, effectively advertise and communicate with the marketplace and penetrate our chosen distribution channels; costs associated with the indemnification of former officers; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; our need to maintain the integrity of our technology and information systems while enhancing and replacing systems; our need to attract and retain employees; our need to maintain satisfactory relationships with our banking partners; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; the effects of weather-related or other natural disasters; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2004. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by securities laws.

All references to fiscal years are references to our fiscal year ended April 30.

Overview

Cutter & Buck designs, sources, markets and distributes high-quality men’s and women’s sportswear under the Cutter & Buck brand. We sell our products primarily through corporate accounts, golf pro shops and resorts, upscale specialty retail stores, and international distributors and licensees.

Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers within each strategic business unit (“SBU”), and design products to meet those needs. In order to implement this strategy, during fiscal 2005 we have enhanced our design team and increased our marketing efforts to improve our brand awareness and acceptance.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(in thousands)
Net income (loss) as reported	$(384)	$(857)	$5,781	$2,333
Less: income from discontinued retail operations	—	—	—	146
Add: income tax expense (benefit)	(150)	(205)	3,438	1,215
Add: pre-tax (income) expense of closed European operations	2	(5)	(13)	67
Add: restructuring and asset impairment expenses	—	(65)	—	(55)
Add: restatement expenses	9	1,172	290	4,522
Ongoing wholesale business income before tax	$(523)	$40	$9,496	$7,936

Overall, our year-to-date results reflect the work done to optimize and restructure our business. During the third quarter, operating results of our wholesale business were impacted by increased SG&A costs, partially offset by a higher gross margin, as discussed below. We anticipate incurring additional SG&A expenses during the fourth quarter of fiscal 2005 related to the implementation of a new ERP system, which is intended to improve management information, gain operational efficiencies, and provide support for our future operations. We also anticipate incurring additional SG&A expenses as we complete our initial documentation and testing of our internal controls as required by Section 404 of the Sarbanes-Oxley Act.

In December 2004, we hired Tom Wyatt as our new CEO. Mr. Wyatt most recently served as President of Intimate Apparel for The Warnaco Group, Inc., an international designer, manufacturer and seller of intimate apparel, swimwear and sportswear. Mr. Wyatt has also held executive management positions with other companies in the retail and apparel industries, including VF Corporation, which he was with for 23 years, and Saks Incorporated. Mr. Wyatt is reviewing our brand positioning in the market and working with the management team to chart the Company’s strategic direction.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.8	55.5	52.2	54.5
Gross profit	45.2	44.5	47.8	45.5
Operating expenses:
Depreciation	2.8	4.6	2.3	3.5
Selling, general and administrative	45.5	40.0	35.6	33.4
Restructuring and asset impairment	0.0	(0.3)	0.0	(0.1)
Restatement expenses	0.0	5.2	0.3	5.0
Total operating expenses	48.3	49.5	38.2	41.8
Operating income (loss)	(3.1)	(5.0)	9.6	3.7
Net interest income	0.9	0.4	0.5	0.1
Income (loss) from continuing operations before income taxes	(2.2)	(4.6)	10.1	3.8
Income tax expense (benefit)	(0.6)	(0.9)	3.8	1.3
Income (loss) from continuing operations	(1.6)	(3.7)	6.3	2.5
Income from discontinued retail operations, net of tax	0.0	0.0	0.0	0.2
Net income (loss)	(1.6)%	(3.7)%	6.3%	2.7%

Three Months Ended January 31, 2005 Compared With Three Months Ended January 31, 2004

Net Sales

During the third quarter of fiscal 2005, net sales increased approximately $1.7 million, or 7.5%, to $24.2 million from $22.5 million in the same period of the prior year. This was primarily due to increases in corporate, e-commerce, international, and specialty retail sales, partially offset by the decline in sales from the golf SBU. The third quarter is historically the Company’s lowest sales quarter of the year due to seasonality.

The detail of net sales by SBU was as follows:

	Three Months Ended January 31,
	2005	2004	Increase/ (Decrease)	Percent Change
	(in thousands, except percent change)
Corporate	$12,578	$11,010	$1,568	14.2%
Golf	4,375	4,877	(502)	(10.3)%
Specialty Retail	4,090	3,926	164	4.2%
International	858	641	217	33.9%
Other	2,319	2,086	233	11.2%
Total	$24,220	$22,540	$1,680	7.5%

Our Corporate SBU, which represented 51.9% of net sales in the third quarter, performed well showing an increase of 14.2% for the quarter, demonstrating continued strength in this channel. We anticipate that due to the strength of our brand, our product offering, and our competitive business model we will continue to see growth in this channel.

Our Golf SBU, representing 18.1% of the quarter’s net sales, continued to be challenged with a sales decline of 10.3%. As we have mentioned over the previous few quarters, the golf channel remains our greatest challenge and our highest priority. We continue to strengthen the product offering, marketing efforts and customer focus to turn this business around. We are spending a great deal of time with consumers analyzing perceptions of the brand to more clearly understand the needs and expectations of this channel. In addition, we are working with our customers as we develop a more compelling product offering, supported by a more aggressive marketing strategy. These efforts are designed to raise the level of awareness of the features and benefits of our products to the ultimate consumer. However, a major portion of our sales in the golf SBU are from our biannual seasonal collections, as a result, improvement in golf SBU sales will be hampered until new seasonal collections reflecting the above activities are introduced to the market.

For the quarter, net sales in our Specialty Retail SBU that represented 16.9% of the sales, increased $164,000, or 4.2%, compared with the same period of the prior year. Our sell-through at retail is performing well and we continue to be cautiously optimistic about our growth in this channel.

Net sales in our International SBU representing 3.5% of our third quarter sales increased approximately 34% for the quarter. This increase was driven primarily by the strength of our licensee and distributor partnerships.

Sales within our Other SBU representing 9.6% of sales for the quarter consist primarily of liquidation sales, which are down versus the prior year, and also include freight revenue and e-commerce sales, which have increased over the prior year.

Gross Profit

In the third quarter of fiscal 2005, gross profit increased to 45.2% of net sales compared to 44.5% in the same period of the prior year. Our margins have continued to increase compared to the prior year as we improved our sourcing, managed our inventory levels for the 2004 fashion lines, and adjusted our pricing structure for certain products. Gross margins during the third quarter have also been favorably impacted by fluctuations in our sales mix. Corporate sales, which made up a larger percentage of our overall sales during the third quarter of this year, are generally at higher margins than the other channels. Also, we have shifted more of our international sales to licensees as opposed to distributors, whereby we incur fewer direct costs. A portion of these increases to the overall gross margin was offset by additional allowances recorded related to the success of loyalty programs that reward customers for sales growth.

Our gross profit may not be comparable to that of other companies since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges, and embroidery costs in cost of sales and included other costs of distribution in selling, general, and administrative expenses.

Selling, General, and Administrative Expense

Selling, general and administrative expenses totaled $11.0 million in the third quarter of fiscal 2005 compared to $9.0 million in fiscal 2004. This increase is primarily due to approximately $0.5 million of increased costs for additional product development, design, and marketing; approximately $0.5 million of costs associated with transitioning to a new CEO, the separation agreement with a former executive vice president and other employment matters; and approximately $0.5 million of costs to implement our new ERP system and comply with Section 404 of the Sarbanes-Oxley Act. During the remainder of fiscal 2005, we expect operating expenses to continue to reflect these increases as we expand our marketing programs, upgrade and replace some of our computer systems, complete the documentation and testing of our internal controls required by Section 404 of the Sarbanes-Oxley Act, and complete the transition to our new CEO.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95”. Management and the board of directors are currently reviewing the adoption alternatives provided by the statement. The statement requires companies to recognize an expense for compensation costs related to share-based compensation arrangements, including stock options and employee stock purchase plans. This expense will impact SG&A costs upon adoption.

Restatement Expenses

Restatement expenses in the third quarter of fiscal 2004 included legal and professional fees and accrued retention bonuses to certain key employees. The majority of legal issues have been resolved and all of the retention bonuses have been paid.

Net Interest Income

Net interest income has increased substantially over the prior year, primarily due to the ability of the Company to invest more of its cash in short-term investments with higher returns and an overall increase in short-term interest rates.

Income Taxes

The effective rates for income taxes in the third quarters of fiscal 2005 and 2004 were 28.0% and 19.3%, respectively and resulted in a net tax benefit for those quarters. The effective rate for the third quarter of fiscal 2005 is lower than the statutory rate as a result of changing our estimates of expected future state tax liabilities. As of January 31, 2004, the Company had a valuation allowance against its deferred tax assets. The lower tax rate during the third quarter of fiscal 2004 is due to adjustments to this allowance.

Nine Months Ended January 31, 2005 Compared With Nine Months Ended January 31, 2004

Net Sales

During the first nine months of fiscal 2005, net sales have increased approximately $1.6 million, or 1.8%, over the same period of the prior year.  The detail of net sales by SBU is as follows:

	Nine Months Ended January 31,
			Increase/	Percent
	2005	2004	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$42,279	$39,048	$3,231	8.3%
Golf	23,224	25,796	(2,572)	(10.0)%
Specialty Retail	17,762	17,190	572	3.3%
International	2,273	1,871	402	21.5%
Other	6,119	6,119	0	0.0%
Total	$91,657	$90,024	$1,633	1.8%

Net sales in our Corporate SBU, which represent approximately 46% of our year to date revenue, increased by $3.2 million, or 8.3%, over the same period of the prior year, demonstrating the continuing strength of our brand in this channel.

In the first nine months of fiscal 2005, net sales in our Golf SBU represented 25.3% of net sales and decreased $2.6 million, or 10%. We continue to strengthen our product offering, marketing efforts, and customer focus with the goal of realizing the full potential of our brand. We are spending a great deal of time with consumers analyzing the competitive terrain to more clearly understand the needs and expectations of this channel in order to raise the level of awareness of the unique features of our products and the benefits to the ultimate consumer.

Net sales in our Specialty Retail SBU represents 19.4% of net revenue year to date and has increased 3.3% year-to-date over the prior fiscal year, primarily due to strong second quarter sales in the collegiate market and third quarter sales to our specialty retail channel.

Net sales in our International SBU comprising 2.5% of our year-to-date sales have increased approximately 21% over the prior year, primarily due to the strength of our relationships with our key licensees and distributors.

Sales within our Other SBU represented 6.7% of the nine months sales. These sales consist primarily of liquidation sales, which were down versus the prior year, and also include freight revenue and e-commerce sales, which have increased over the prior year.

Gross Profit

In the first nine months of fiscal 2005, gross profit increased to 47.8% of net sales compared to 45.5% during the same period of the prior year. In 2005, our margins have continued to increase compared to the prior year as we improve our sourcing, focus on reducing our product returns and allowances, and adjust our pricing structure for certain products. Gross margins during the first nine months have also been favorably impacted by fluctuations in our sales mix.

Our gross profit may not be comparable to that of other companies since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges, and embroidery costs in cost of sales and included other costs of distribution in selling, general, and administrative expenses.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses totaled $32.6 million in the first nine months of fiscal 2005 compared to $30.0 million in the first nine months of fiscal 2004, an increase of $2.6 million. Part of this increase reflects our ongoing investment in design talent and marketing resources. Approximately $0.9 million of the increase is due to expenses related to the Sarbanes-Oxley Act of 2002 and the upgrade and replacement of some of our computer systems. Also, during the third quarter, we incurred approximately $0.5 million of expenses associated with transitioning to a new CEO, the separation agreement with a former executive vice president, and other employment matters.

During the remainder of fiscal 2005, we expect operating expenses to continue to reflect these increases as we expand our marketing programs, upgrade and replace some of our computer systems, complete the documentation and testing of our internal controls required by Section 404 of the Sarbanes-Oxley Act, and complete the transition to our new CEO.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” in December 2004. Management and the board of directors are currently reviewing the adoption alternatives provided by the statement. The statement requires companies to recognize an expense for compensation costs related to share-based compensation arrangements, including stock options and employee stock purchase plans. This expense will impact SG&A costs upon adoption.

Restatement Expenses

Restatement expenses totaled $0.3 million in the first nine months of fiscal 2005 compared to $4.5 million in fiscal 2004. Restatement expenses in the first nine months of fiscal 2005 included legal and other professional fees incurred in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company. Restatement expenses in the first nine months of fiscal 2004 included legal and other professional fees of $3.3 million, $1.0 million of accrued retention bonuses to certain key employees and $0.2 million of amortization of the premium for the replacement directors’ and officers’ liability insurance. The majority of legal issues relating to the restatement, other than the claim against Genesis, have been resolved and the retention bonuses have been paid.

Income Taxes

The effective rates for income taxes in the first nine months of fiscal 2005 and 2004 were 37.3% and 35.7%, respectively. The higher tax rate in the first nine months of fiscal 2005 was the result of changing our estimates of expected future state tax liabilities.

Liquidity and Capital Resources

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. During the first nine months of fiscal 2005, our capital requirements were funded by cash provided by operating activities.

Net cash provided by operating activities during the first nine months of fiscal 2005 was $10.0 million compared to $25.5 million for the first nine months of fiscal 2004. The decrease in operating cash flow is primarily due to significant decreases in inventory levels in the first nine months of fiscal 2004 and the seasonal increase in our inventory balance in the third quarter of fiscal 2005. Inventories are slightly higher than desirable levels, but the majority of product is for Classics. We expect our inventory balance to decline from current levels by the end of the current fiscal year. The decrease in inventory during fiscal 2004 was the result of focused efforts to align inventory balances with sales which produced significant decreases in inventory balances. The reduction in inventory in the prior year was partially offset by the $4.0 million payment to the plaintiffs in the shareholder lawsuits related to our restatement of certain financial statements.   During the third quarter, we experienced our normal seasonal decrease in accounts receivable.

Net cash used in investing activities was $10.3 million in the first nine months of fiscal 2005 compared to $20.0 million in the first nine months of fiscal 2004. The fluctuation is due to the purchase of short-term investments commencing in fiscal 2004. The Company continues to increase the amount of cash invested in short term high-quality corporate debt instruments. We hold these instruments to maturity, which currently averages 104 days at the date of purchase. At January 31, 2005 we held $25.8 million in short-term investments. To support our operations, capital expenditures totaling approximately $3.5 to $4.0 million are planned for fiscal 2005. Through January 31, 2005, we spent $2.4 million on these initiatives. These capital expenditures primarily consist of information technology initiatives, as we plan to upgrade and replace some of our computer systems.

Net cash used in financing activities was $1.5 million in the first nine months of fiscal 2005, which primarily consisted of dividend payments and stock repurchases, which have been funded to a certain extent by stock option exercises and purchases under the employee stock purchase plan. During the nine months ended January 31, 2005, we paid dividends totaling $0.19 per share of common stock. We may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital may be in the best interests of our shareholders. The share repurchase program authorizes the purchase of up to $6 million in company stock. The purchases may be made from time to time in the open market or in privately negotiated transactions. During the first nine months of fiscal 2005, we purchased

162,200 shares of our common stock at an average price of $12.51, for a year-to-date repurchase of $2.0 million. Since the inception of the program, we have paid a total of $2.6 million to repurchase 219,026 shares of stock and have authorization to make additional repurchases up to $3.4 million of stock. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors.

The Company’s previous loan agreement expired on March 10, 2005. This agreement was collateralized by a security interest in the Company’s accounts receivable, inventory, furniture and equipment, contract rights, and general intangibles and contained certain restrictive covenants covering minimum net worth, minimum working capital, and maximum capital expenditures. The Company was in compliance with these covenants on January 31, 2005. On January 31, 2005, letters of credit outstanding against this line of credit totaled approximately $4.5 million and there were no working capital advances outstanding.

On March 10, 2005, the Company entered into a new three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A., secured by all assets of the Company, for a $35 million line of credit. Borrowings under this agreement will bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5 million per year. Additionally, capital expenditures are limited to $4.5 million in fiscal 2005 and $4.0 million per year thereafter.

We believe that cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit will be sufficient to meet our cash requirements during the remainder of fiscal 2005 and 2006. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2005 or 2006. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, and various other factors.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended April 30, 2004. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates have been based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These losses are included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using a weighted average method. We perform a detailed analysis of inventory on a quarterly basis to identify unsold or slow-moving products. We estimate the net realizable value of these products based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of these products to their estimated net realizable value. If actual market conditions are less favorable than those we project, additional allowances may be required.

Impairment of Long-Lived Assets

We review the carrying values of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances, market conditions, and changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge.

Restructuring Liabilities

Restructuring-related liabilities consist of estimates for losses on anticipated disposition of lease obligations. Key variables in determining this estimate include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimate based on currently available information.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of January 31, 2005, was 104 days. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

The following table provides information about our marketable fixed income securities classified as short-term investments, including principal cash flows by expected maturity and the related weighted average interest rates at January 31, 2005.

U.S. Corporate debt securities (in thousands)	$25,840
Expected maturity date	prior to 5/4/2005
Average interest rate	2.2%

Item 4.                        Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Procedures.   As of January 31, 2005, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation included inquiring of senior managers whether our records and reports were correct and complete. We have developed internal processes for documenting, testing and monitoring our disclosure procedures. These internal processes are based on employees’ reports of their processes, analysis of our documentation, and limited testing to validate our processes and documentation.

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

Changes in Internal Controls.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington, alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breach of contract and the duty of good faith and fair dealing. On February 11, 2004, the Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the Court on February 13, 2004. The Company has appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit. The Company filed its Brief in the appeal on December 20, 2004, and Genesis filed its answering Brief on January 19, 2005. The Company filed its reply to Genesis’ answering Brief on March 7, 2005.

The Company is party to other routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(C) Common Stock Repurchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
November
11/01/04-11/30/04	0	$0.00	0	$4,318,011
December
12/01/04-12/31/04	33,800	$14.55	33,800	$3,826,343
January
01/01/05-01/31/05	30,000	$14.64	30,000	$3,387,284
	63,800		63,800

In September 2004, the Company adopted a stock trading plan that is intended to follow the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company previously announced its intention to repurchase up to $6 million of its Common Stock. The value of shares repurchased by the Company under the stock trading plan will not exceed the remaining repurchase authorization of $3.4 million. The stock repurchase program may be discontinued by the Board at any time.

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Information

None

Item 6.                        Exhibits and Reports on Form 8-K

a)     Exhibits

Exhibit Number	Description
3.1	Bylaws of Cutter & Buck, Inc. as amended and restated on March 3, 2005 (incorporated by reference to exhibit 99.2 to Form 8-K filed with the commission on March 7, 2005)
10.1	Employment Agreement between Cutter & Buck, Inc. and John T. Wyatt dated December 11, 2004 (incorporated by reference to exhibit 99.1 to Form 8-K filed with the Commission on December 14, 2004)
10.2	Change in Control Agreement between Cutter & Buck, Inc. and John T. Wyatt dated December 11, 2004 (incorporated by reference to exhibit 99.2 to Form 8-K filed with the Commission on December 14, 2004)
31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

b)     Reports on Form 8-K

The Company filed a Form 8-K on December 9, 2004 to announce financial results for the second quarter and first six months of the fiscal year 2005 and the declaration of a quarterly dividend and the resignation of Jim C. McGehee from the position of Executive Vice President and Manager SBU Group.

The Company filed a Form 8-K on December 13, 2004 to announce the hiring of John T. Wyatt to the position of President and Chief Executive Officer of Cutter & Buck for an initial term of two years.

The Company filed a Form 8-K on January 25, 2005 to announce the increase to the amount of the annual retainer payable to the Chairman of the Board during the current year.

The Company filed a Form 8-K on March 7, 2005 to announce the appointment of John T. Wyatt to the Board of Directors and amended the company’s bylaws to increase the number of directors from five to six.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
Dated: March 11, 2005	By	/s/ ERNEST R. JOHNSON
Ernest R. Johnson
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)