Form 10-K
period 2005-04-30
CUTTER & BUCK INC
filed 2005-07-14
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-26608

CUTTER & BUCK INC.

(Exact name of registrant as specified in its charter)

Washington	91-1474587
(State of incorporation)	(I.R.S. Employer Identification No.)
701 N. 34th Street, Suite 400
Seattle, WA 98103
(Address of Principal Executive Offices, Including Zip Code)
(206) 622-4191
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

The aggregate market value of common stock held by non-affiliates as of October 31, 2004, was $115,771,646, based on the last reported sale price of the Company’s common stock on that day as reported by the NASDAQ National Market System.

The number of shares of Common Stock of the registrant outstanding as of July 7, 2005 was 11,195,354.

Documents incorporated by reference:   Portions of the Company’s definitive 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end are incorporated by reference into Part III hereof.

CUTTER & BUCK INC.
Annual Report on Form 10-K
For the fiscal year ended April 30, 2005

PART I

Item 1.                        Business

Overview

Cutter & Buck Inc. (the “Company”), a Washington corporation formed in 1990, is based in Seattle, Washington. The Company designs, sources, markets, and distributes high-quality sportswear under the Cutter & Buck brand.

In December 2004, the Company hired a new CEO and President, John T. (“Tom”) Wyatt. Mr. Wyatt brings 30 years of experience from the retail and apparel industry, including his roles as President of Vanity Fair Intimates Coalition, President of Intimate Apparel for Warnaco Intimate Apparel, and Chairman and CEO of Parisian, a division of Saks, Inc. Mr. Wyatt is charting a course committed to developing a product line known for its world-class quality and leadership in design, customized textiles, finishing details, and construction.

Brand and Products

The Cutter & Buck mission is to build a premium global consumer apparel brand by creating distinctively original products and achieving unsurpassed standards of excellence in our actions. Our primary market demographic is men and women over the age of 30 and active who want to associate with a premium lifestyle brand. We reach our target market through wholesalers and retailers that recognize the value of high-quality, technically innovative, branded apparel. Our products are sold primarily through corporate accounts, golf pro shops and resorts, and upscale specialty and department stores. We also have agreements with several distributors and licensees that sell our products internationally as well as certain licensed non-apparel items both internationally and domestically.

Cutter & Buck was the number one apparel supplier at the 2004 Ryder Cup and 2004 PGA Championship. We were selected to be the 2005 Official Golf Apparel Supplier of The Golf Channel cable television network. Twenty on-air announcers will showcase Cutter & Buck’s full range of men’s and women’s apparel. The Golf Channel reaches 89% of the world’s golfers, covering 66 million households in the United States plus 20 million outside the United States. Cutter & Buck is also the official golf apparel supplier to the ESPN golf broadcast team. We are the official apparel sponsor of the LPGA Golf Clinics for Women. In August 2004, Cutter & Buck was named a “Top 40 Supplier”, out of 3,000 suppliers, by The Counselor, the leading trade publication for the ad specialty industry. We were the only premium consumer apparel manufacturer in the top 40.

The foundation of our product line consists of our CB Classics and Seasonal Golf Basics lines, which are certain key sportswear items that are in demand for several seasons, sometimes years. In addition to these “core” styles, we offer Spring and Fall seasonal collections. Each collection includes several “deliveries” that convey a theme or attitude through color, styling, and fabric. Our product lines offer sportswear suitable for golf and other active lifestyles, business and weekend casual, and casually elegant situations. Our lines include knit and woven shirts, pants and shorts, sweaters, vests, wind and rain apparel, outerwear, and accessories.

Our Corporate customers order mainly core styles, Men’s Golf customers order approximately 58% core styles, and Women’s Golf customers order approximately 63% seasonal styles. Specialty Retail customers order more heavily from our seasonal collections. Overall, our core styles accounted for 76% of sales during fiscal 2005 and seasonal collections accounted for 24%. Cutter & Buck offers both Men’s and Women’s lines. During fiscal 2005, 83% of sales were Men’s and 17% were Women’s.

In January 2005, we introduced our updated assortment of technical fabrics and materials under the Cutter & Buck CB ProTec System, which includes CB DryTec, CB WindTec, CB WeatherTec,

CB SunTec, and CB ThermaTec. CB DryTec provides moisture management, wicking moisture away with soft lightweight fabric blends, such as cotton/nylon and cotton/polyester. CB WindTec provides advanced wind protection that acts as a lightweight definitive second layer for golfers. CB WeatherTec provides protection from cold, inclement weather via lightweight durable water repellant fabrics with textured microfibers and performance polyester. CB ThermaTec provides optimal temperature regulation.

Most of our Golf and Collegiate and Pro Sports customers and some of our Corporate and other Specialty Retail customers want their logos embroidered on our apparel. We offer a full range of embroidery services, from developing the digital instructions for producing a specific logo and choosing the logo colors that best enhance the colors of a garment to producing the embroidery. We also provide other value-added services that allow our customers to sell our products without further processing. These services include adding customer hang tags, folding products to specific measurements, gift and event boxes, or packing orders to particular specifications. We believe our ability to timely and efficiently process customized orders is a competitive advantage.

Design

Our design team is charged with developing high-quality sportswear, pairing innovation with tradition and luxury. We strive to elevate timeless designs with distinguishing marks of quality that involve superior construction and subtle design details. We design our products to look elegant and to wear well, emphasizing high-quality fabrics, particularly natural and technical performance fabrics. Our designs favor comfort during active motion and are carefully constructed with details that enhance longevity. We maintain consistent technical specifications, fit standards, and global color matching. We have in-house specifications for color, construction methods, and finishing steps for each garment to ensure that quality is built into all Cutter & Buck products.

For each seasonal collection, our design team creates new products that are designed to appeal to our target consumer. Combining market and trend research with feedback from end-consumers, our customers, and salespeople, our upcoming collections emphasize colorful patterns intended to place us at the forefront of evolving color, textile, and style trends. We design many of our own unique textiles, developing our fabrics to fit these colors and concepts. Our products include Egyptian and Pima cottons, sandwashed silks, and microfleece and microfibers, as well as our own custom-designed fabrics. We construct seasonal lines that are uniquely tailored for each distribution channel, but also include a number of common styles that are complementary across our entire offering.

Each year we update our CB Classics and Seasonal Golf Basics lines with gradual changes of fabric and sizing. These modifications provide stability in the design environment and consistency in our product offerings, while allowing these products to endure over several seasons.

Production and Distribution

We contract with manufacturers who produce our garments to our high-quality standards. We do not own or operate any manufacturing facilities. We use a combination of agents, sourcing companies and factory-direct relationships to source our products. We contract to purchase our goods in United States dollars.

We do not have long-term contracts, but place orders for specific quantities as needed. We place a high value on long-term working relationships. During fiscal 2005, we used 39 factories in 11 countries, primarily Thailand and India, in which 53% and 16%, respectively, of our 2005 production occurred.

Cutter & Buck also places a high value on social responsibility. To reinforce our commitment to excellence in corporate citizenship, we have adopted SA8000 as our Social Accountability Platform. SA8000 addresses all widely accepted labor rights and provides a fully operational global and independent certification system. The SA8000 program was initiated by the Council of Economic Priorities Accreditation Agency, a 30 year old corporate social responsibility research institute, to develop consensus-based voluntary standards, verify compliance, and implement these standards worldwide. For fiscal 2005, over 60% of the dollar value of our product came from factories that meet the stringent SA8000 standards. We continue to encourage all of our primary suppliers to achieve SA8000 certification.

Pursuant to agreements negotiated under the framework established by the World Trade Organization (“WTO”), the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries effective January 1, 2005. We do not anticipate that the recent reimplementation of quotas for China for the remainder of 2005 will have a material impact on our business. The removal of these quotas allows us to source our products without the need for our factories to purchase and obtain quotas.

All products bound to our domestic customers are first shipped to our distribution center in Renton, Washington, prior to shipment to our customers. The distribution center is highly automated, providing us the ability to efficiently process both large and relatively small orders.

Sales and Marketing

We sell our products through wholesale distribution channels we believe will best reach our primary consumer market. We organize these channels into our Golf, Corporate, and Specialty Retail business units, which are responsible for specific target markets. Each business unit is responsible for identifying customers, managing the customer relationship, and selling the product. Virtually all of our sales representatives are independent and located throughout the country to be in close proximity with customers. International sales and domestic sales of licensed products are handled through distributors and licensees and are considered our International business unit.

We also have some direct to consumer sales, primarily through our website at www.cutterbuck.com. This e-commerce site provides a selection of styles which may not be available in local markets. These sales are currently classified with Other sales. We are making a significant investment to launch a new catalog and an enhanced website this fall in order to drive sales via this channel as well as support our overall brand positioning.

The apparel industry has long product lead times. Orders for the Spring seasonal collections are generally taken from July through December of the preceding year, with product for that season shipped to customers from November through April. Orders for the Fall seasonal collections are generally taken from January through June, with product for that season shipped to customers from May through October. Our domestic backlog, which consists of open, unfilled orders from the Golf, Corporate and Specialty Retail business units, was approximately $19.4 million as of April 30, 2005, compared to approximately $20.2 million as of April 30, 2004. Orders typically ship within nine months of the order date. Approximately 95% of orders are ultimately fulfilled, due to various reasons common to the apparel industry, including occasional sold-out inventory positions, credit issues, and other customer-related issues.

Corporate

Our Corporate business unit accounted for 44.9% of net sales during fiscal 2005. This unit sells primarily to promotional products distributors that then sell through to major corporations. These corporate customers tend to appreciate the association of their brands with the Cutter & Buck brand. Many of the garments sold to corporate customers are embroidered with their corporate logo, however this embroidery is usually done by other embroidery houses with which the promotional products distributors contract. During fiscal 2005, 15% of items sold to corporate customers were embroidered by us.

Corporate customers tend to order at time of need. Therefore, we stock adequate inventories of the core styles that account for most of their orders. We also maintain a web site where Corporate customers can see what merchandise we have available.

Marketing for this unit includes catalogs, direct mail pieces, web-based initiatives, trade shows, and seminars for the promotional products distributors. We believe our Corporate sales benefit from the brand awareness and esteem built in the Golf business unit, as many corporate executives are also golfers.

Golf

During fiscal 2005, Golf sales accounted for 27.5% of our total net sales. The majority of these sales were to green grass pro shops and at individual golf tournaments. We limit our Golf distribution to green grass shops in order to enhance the long-term value of the brand. Most Golf customers have their club or event logos embroidered on the apparel they order. During fiscal 2005, we provided embroidery on 69% of items sold to these customers. Golf customers tend to order well before the seasonal collections arrive, enabling us to adjust our production to reflect early indications of demand.

Our Golf sales declined 12.5% during fiscal 2005. This decline was driven by the continuing challenge that we have experienced in product sell-through at retail, customers who are decreasing their overall inventory, as well as a decline in rounds of golf played. We are working to become the preferred vendor in this market in addition to the preferred brand. Although sales in this business unit have declined over the past several years, our consumer research indicates that our brand is still a preferred brand with golfers. We believe we can regain market share by offering superior products along with superior service. As previously mentioned, our Spring and Fall 2005 collections include technical performance-based fabrics in our CB ProTec System, designed for the serious golfer. We launched a new women’s golf collection inspired by Annika Sorenstam, the “Annika Collection by Cutter & Buck” for our Fall 2004 season, featuring sporty, comfortable fashions for both on and off the golf course. This collection offers an extended range of feminine, sleek, and modern designs inspired by European fashion directions.

Marketing support for the Golf unit is provided through ads in golf trade and consumer magazines, catalogs for our customers, and sponsorships. We have renewed our sponsorship of Annika Sorenstam, the world’s best female golfer, through 2006. She wears the Cutter & Buck exclusive Annika Collection styles in every tournament she plays. We sponsor Jerry Kelly and Bill Glasson on the PGA Tour, Pat Hurst and Mhairi McKay on the LPGA Tour, Dave Stockton on the Champions Tour, and Jeff Gove on the Nationwide Tour. In addition to these sponsorships, we have strong tournament participation, working closely with the PGA. We are supporters of the PGA, LPGA and USGA.

Specialty Retail

Sales through Specialty Retail channels accounted for 18.5% of net sales during fiscal 2005. Specialty Retail markets include over 1,600 men’s and women’s clothing retailers, including Nordstrom, Parisian, and Von Maur; big and tall catalogs and stores, such as Casual Male and Rochester Big and Tall; and collegiate and pro sports team stores. We also have distinguished collegiate styles. Marketing for this business unit includes point-of-purchase, consumer promotions, catalogs and direct mail pieces. Similar to our Golf customers, Specialty Retail customers tend to place their major orders before the seasonal collections are available, allowing us to adjust our production to reflect early indications of demand.

International

Our International business unit encompasses all of our distributor and licensing arrangements. 16% of sales from this business unit were from domestic licensees. Net sales from licensing and distributor arrangements accounted for 2.5% of our total net sales during fiscal 2005. We have transitioned the majority of our distributor relationships to licensee relationships. The products licensed from us are generally identical to the products offered in the United States with certain licensees offering some products unique to their markets.

We have renewable contracts to license our products with international distributors and licensees to sell our products in Canada, Europe, Australia, New Zealand, China, Japan, Korea, Philippines, Southeast Asia, the Middle East, and South Africa. These agreements generally range in terms from three to ten years and enable us to broaden the geographic distribution and type of products bearing the Cutter & Buck name in a cost-effective manner.

Trademarks

CUTTER & BUCK, the Cutter & Buck pennant logo, and the Cutter & Buck tour logo are all registered trademarks registered in the United States. CUTTER & BUCK is also registered for use on apparel and other products in over 50 countries and both the Cutter & Buck pennant and tour logos are similarly registered in over 25 countries. We have also applied to register these marks in a number of other countries as well. We have applied to register the ANNIKA patch and the ANNIKA logo in over 40 countries.

Competition

The sportswear segment of the apparel industry is highly competitive. Our two primary distribution channels, golf pro shops and promotional products distributors, are highly fragmented. We encounter substantial competition in all of our distribution channels from other apparel companies. We believe that our ability to compete effectively is based primarily on product differentiation, technical innovation, product quality, production flexibility, distribution capabilities, and embroidery and other value-added services.

We primarily compete in three market niches: customized apparel for corporations and corporate events, the golf apparel market, and specialty and department store retail. These niches are within the much larger markets of corporate gifts and merchandise, golf equipment and merchandise, and independent specialty and upscale fashion. Most of the data relating to these markets is aggregated data; it is difficult to obtain market data that is relevant specifically to sportswear apparel. Over the last year, we believe the overall corporate market has increased along with overall corporate spending. According to industry sources, rounds of golf played in the United States during our fiscal 2005 were down 3.2% from the prior year. We believe we have gained some market share of corporate apparel sales. Although we believe we still maintain a strong position in the golf apparel market, we have lost some market share in that market.

Some of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. We cannot provide assurance that we will be able to maintain or increase our market share in our distribution channels at the expense of existing competitors or other apparel manufacturers choosing to enter those markets.

Information Systems

During fiscal 2005, we began upgrading and replacing some of our central organizational computer systems in order to provide better management information and support our future operations. We successfully implemented our new enterprise resource planning (“ERP”) system and upgraded our warehouse management system in May 2005. Additional system functionality will be implemented in future periods to gain additional operational efficiencies. The installation of new systems and upgrades of existing systems will continue to require investment of employee time, as well as additional capital investment, over at least the next two years.

Employees

As of April 30, 2005, we had 370 full-time and 4 part-time employees in the United States. The majority of our sales force are independent agents. None of our employees is a member of a union and we consider our relations with our employees and agents to be satisfactory.

Risk Factors

Brand Integrity

Because we position the Cutter & Buck brand to consistently represent high-quality premium-branded apparel that is available at select locations, maintaining the integrity of the Cutter & Buck brand is essential to our business. We regard our name and logo as valuable assets, and critical to marketing our products based on our brand image. Leading brands in the apparel industry have historically been subject to competition from imitators that infringe the trademarks and trade dress of the brand. Although we do not believe we have been materially harmed by infringement of our trademarks or trade dress to date, we have experienced some instances of such infringement and have taken actions to protect our rights. If we are unable to successfully defend the integrity of our brand, our business may be materially harmed.

Design

The success of Cutter & Buck is dependant on our ability to offer styles that please consumer tastes for color, styles, and fabrics. If we misjudge these tastes, we could experience insufficient or excess inventory levels, missed market opportunities, or higher markdowns. We are working towards becoming faster at bringing new products to market.

Inventory Management

Due to long lead times in the apparel industry that result from the seasonal characteristics of our business, customer delivery schedules, and the shipping time from factories to our distribution center, which is generally four to six weeks, sales forecasting and inventory planning are of paramount importance. Our ability to continue to satisfy our Corporate customers is partially due to our ability to meet their needs on demand. In order to meet the unique needs of all our distribution channels, the Company generally maintains inventory balances of approximately four to five months of sales. If we are unable to accurately forecast our sales or plan for appropriate levels of inventories, it may have a material adverse impact on our financial condition and results of operations.

Overseas Production

We have not experienced any material difficulties as a result of foreign political, economic, or social instability, however we remain subject to the risks associated with foreign suppliers, including, without limitation, economic, political, and health risks. We may experience delays in shipping from time to time, whether due to third-party strikes or otherwise. Delays in shipments and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry, and our financial condition and operating results.

Key Employees

Because we position the Cutter & Buck brand to represent high-quality, premium-branded apparel, coupled with superior customer service, we rely on key employees in various areas of our operations. We also operate on a strict seasonal merchandise calendar that includes personnel from our design, product development, production, and sales groups. If we were to experience the loss of key employees in the future without orderly succession, our business might be harmed.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements and information, as well as any amendments thereto, are available free of charge via the Company’s website, www.cutterbuck.com. In addition, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission, the reports are available on the Securities and Exchange Commission website: www.sec.gov.

Item 2.                        Properties

We lease our principal executive offices, which are located in Seattle, Washington, under a lease that covers approximately 49,000 square feet and expires in July 2010. We lease approximately 405,000 square feet of space for a distribution center and embroidery production facility in Renton, Washington, under a lease that expires in November 2011. We use approximately 170,500 square feet of the Renton facilities. The remainder is subleased in its entirety to three separate tenants. Two tenants occupy 80% of the subleased space under leases that are coterminous with the Company’s lease. The remaining 20% is subleased through April 2007. We also lease approximately 2,900 square feet of space for a showroom in New York, New York, under a lease that expires December 31, 2005. Management currently intends to renew this lease.

Item 3.                        Legal Proceedings

The Company is a party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition or results of operations.

As previously disclosed, the Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington (“Court”), alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the Court entered an order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the Court. The Company has appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). The Company filed its Brief in the appeal in December 2004 and Genesis filed its answering brief in January 2005. The Company filed its reply to Genesis’ answering brief on March 7, 2005. The Court of Appeals has scheduled oral argument on the Company’s appeal for July 13, 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ National Market under the symbol “CBUK.” The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported on the NASDAQ National Market.

Fiscal 2005	High	Low
Quarter:
First	$10.86	$9.15
Second	$12.12	$10.80
Third	$15.16	$11.91
Fourth	$16.10	$12.70

Fiscal 2004	High	Low
Quarter:
First	$5.74	$3.45
Second	$8.03	$4.74
Third	$9.81	$7.31
Fourth	$11.00	$9.50

Holders

As of July 7, 2005, there were approximately 3,670 holders of record of our common stock. Many of our shares are held in “street name” and the number of holders of record may not represent the actual number of shareholders.

Dividends

The following table lists all dividends paid by the Company since its inception.

Date Paid	Record Date	Per Share
April 9, 2004	March 26, 2004	$0.05
July 16, 2004	July 8, 2004	$0.05
October 8, 2004	September 24, 2004	$0.07
January 7, 2005	December 23, 2004	$0.07
April 8, 2005	March 24, 2005	$0.07

On July 5, 2005, the board of directors approved both a $.07 per share quarterly dividend and a special cash dividend of $1.34 per share. The quarterly dividend is payable on August 2, 2005, to shareholders of record on July 19, 2005. The special cash dividend is subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee stock-based compensation awards to offset the impact of this dividend. If these amendments are approved, the special cash dividend will be payable on November 16, 2005, to shareholders of record on November 2, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	743,651	$8.43	392,765
Equity compensation plans not approved by security holders(A)	60,000	4.11	—
Total	803,651	$8.13	392,765

(A)       On both November 15, 2002 and June 16, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase 30,000 shares of the Company’s common stock to newly hired executives. The options are exercisable at prices of $3.67 and $4.55 per share, respectively, which were the closing prices of the Company’s common stock on the dates of grant. Each option is exercisable for a period of 10 years, subject to earlier termination in the event of a change in the executive’s employment with the Company.

Sales of Unregistered Securities

On March 9, 2004, and July 8, 2004, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company sold 2,500 and 5,000 shares, respectively, of Company common stock for cash at a price of $3.92 per share upon the exercise of options that had been granted to consultants on October 16, 2002.

On July 26, 2004, and August 6, 2004, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company sold 300 and 22,200 shares, respectively, of Company common stock for cash at a price of $6.83 per share upon the exercises of an option that had been granted to a newly hired executive on September 8, 2003.

Purchases of Equity Securities by the Issuer

In March 2004, the Company announced a stock repurchase program, allowing for the repurchase of up to $6.0 million of common stock. During fiscal 2005, the Company repurchased 215,100 shares of its common stock at a total cost of $2,749,000. Subsequent to year end through July 5, 2005, the Company has repurchased an additional 72,297 shares at a total cost of $878,000 bringing the total number of shares repurchased under this program since its inception to 344,223 at a total cost of $4,210,000. On July 5, 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million repurchased through July 5, 2005, bringing the total repurchase authorization since inception of the program to $14.2 million. In September 2004, the Company adopted a stock trading plan that is intended to follow the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program may be suspended or discontinued by the Board at any time without notice and it does not have an expiration date.

The following table sets forth our purchases of our common stock for the fiscal quarter ended April 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
February 02/01/05- 02/28/05	0	$0.00	0	$3,387,284
March 03/01/05- 03/31/05	8,500	$13.86	8,500	$3,269,461
April 04/01/05- 04/30/05	44,400	$13.55	44,400	$2,668,018
	52,900		52,900

Item 6.                        Selected Financial Data

Year Ended April 30,	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Net sales	$126,560	$128,374	$131,699	$161,113	$172,853
Gross Profit	60,606	58,590	54,787	54,924	68,719
Selling, general and administrative	45,397	41,376	42,400	52,350	53,429
Depreciation	2,767	3,988	5,109	5,423	4,340
Restatement expenses	368	4,968	8,169	—	—
Restructuring and asset impairment	—	(349)	3,806	5,524	—
Total operating expenses	48,532	49,983	59,484	63,297	57,769
Operating income (loss)	12,074	8,607	(4,697)	(8,373)	10,950
Net interest income (expense)	678	122	(386)	(1,599)	(1,256)
Income (loss) from continuing operations before income taxes	12,752	8,729	(5,083)	(9,972)	9,694
Income tax expense (benefit)	4,138	944	(65)	(2,945)	3,684
Income (loss) from continuing operations	8,614	7,785	(5,018)	(7,027)	6,010
Income (loss) from discontinued operations, net of tax	—	146	(6,980)	(3,346)	(538)
Net income (loss)	8,614	7,931	(11,998)	(10,373)	5,472
Diluted earnings (loss) per share:
From continuing operations	$0.75	$0.70	$(0.47)	$(0.66)	$0.57
From discontinued operations	$—	$0.01	$(0.66)	$(0.32)	$(0.05)
Net earnings (loss) per share	$0.75	$0.71	$(1.13)	$(0.98)	$0.52
Cash dividends declared per common share	$0.26	$0.05	$—	$—	$—

April 30,	2005	2004	2003	2002	2001
	(in thousands)
Working Capital	$82,672	$75,080	$65,622	$71,924	$78,475
Total assets	100,226	93,930	95,678	106,769	142,567
Long-term debt and capital lease obligations	—	111	702	3,716	10,346
Total shareholders’ equity	87,875	79,729	71,988	83,394	92,349

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with “Selected Financial Data” and our consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: the special risk factors set forth in Part I, Item 1 above; the ability of the Company to control costs and expenses, including costs associated with the upgrade and replacement of some of our computer systems; costs associated with our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; the Company’s ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; the Company’s ability to appropriately price its products; the number of golf rounds played and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining the integrity of the Company’s technology and information systems while enhancing and changing systems; attracting and retaining employees; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Under the Board’s $10 million stock repurchase authorization, the Company may repurchase all $10 million of its stock, or no further shares of its stock, or any amount in between, depending on the trading price of the Company’s stock, market conditions, or for any other reason. Additional information on these and other factors that could affect our financial results is set forth below and in Part I, Item 1, above. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

All references to fiscal years are references to our fiscal years ending April 30.

Overview

Cutter & Buck designs, sources, markets, and distributes high-quality men’s and women’s sportswear under the Cutter & Buck brand. We sell our products primarily through corporate accounts, golf pro shops and resorts, upscale specialty and department retail stores, and international distributors and licensees. We focus on the needs of our customers and end consumers and design products to meet those needs.

Management is currently focusing on strengthening the upscale positioning of the Cutter & Buck brand, and refining the execution of all of our business processes to enable the highest level of customer satisfaction and increase penetration into our target markets. The goal of this strategy is to increase net sales while maintaining strong gross profit. A portion of the decrease in sales over the past few years can be attributed to our goal of foregoing less profitable business and improving gross margins. Now, our long-term objective is to grow the business while maintaining strong gross margins. However, due in part to the long product lead times in this industry, we remain relatively cautious about sales in the upcoming year.

In order to implement this strategy, during fiscal 2005, we have enhanced our design team and increased our marketing efforts to improve our brand awareness and acceptance. We have conducted market studies and focus groups to help us understand and meet the desires of consumers. Management is committed to continuing its increased spending on marketing and branding programs in fiscal 2006. We are also investing in the development of management information systems to improve our processes and continue our commitment to customer service. We expect the new systems to provide significantly improved management information and support for our future operations. We expect these costs to ultimately be offset by increases in sales and improvements in operating efficiencies.

During fiscal 2003, we restructured our business to focus our efforts on our ongoing wholesale business and reduce our operating costs. To better understand the performance of our ongoing wholesale business over the past three years, management considers it useful to review our operating results excluding costs that are not elements of running our business on an ongoing basis, such as restructuring and restatement expenses and costs related to our former retail store and European operations. We also exclude the effects of income taxes in this analysis, because we do not believe the historical effective rates for financial reporting are indicative of our ongoing effective rates due to fluctuations in valuation allowances against deferred tax assets. We adjust our net income calculated in accordance with generally accepted accounting principles to exclude these items in order to give us better information regarding the profitability of our ongoing wholesale business on a quarterly and year-to-date basis.

Year Ended April 30,	2005	2004	2003
	(in thousands)
Net income (loss) as reported	$8,614	$7,931	$(11,998)
(Income) loss from discontinued retail operations	—	(146)	6,980
Income tax expense (benefit)	4,138	944	(65)
Pre-tax (income) expense of closed European operations	(36)	13	(376)
Restructuring and asset impairment expenses	—	(349)	3,806
Restatement expenses	368	4,968	8,169
Ongoing wholesale business income before tax	$13,084	$13,361	$6,516

This analysis illustrates the strong performance of the Company’s core wholesale business since the 2003 restructuring and excluding the significant expenses in 2003 and 2004 related to the restatement. From 2003 to 2004, ongoing wholesale business income before tax increased 105% despite a 2.5% decrease in net sales, reflecting the Company’s improved gross margins and more efficient operations. From 2004 to 2005, the ongoing wholesale business income before tax was generally flat, despite a slight decrease in net sales and a $4.0 million increase in selling, general and administrative expenses due to strategic initiatives and Sarbanes-Oxley compliance. This was primarily due to continued improvement in gross margins.

Results of Operations

The following table sets forth, for the fiscal years indicated, certain consolidated statements of operations data expressed as a percentage of net sales. For all periods presented in this section, results of operations reflect the classification of our Company-owned retail store operating results and loss on disposal of these stores as discontinued retail operations.

Year Ended April 30,	2005	2004	2003
Consolidated Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1	54.4	58.4
Gross profit	47.9	45.6	41.6
Operating expenses:
Selling, general and administrative	35.9	32.2	32.2
Depreciation	2.2	3.1	3.9
Restatement expenses	0.3	3.9	6.2
Restructuring and asset impairment	—	(0.3)	2.9
Total operating expenses	38.4	38.9	45.2
Operating income (loss)	9.5	6.7	(3.6)
Interest income (expense)
Interest expense	—	(0.1)	(0.5)
Interest income	0.6	0.2	0.2
Net interest income (expense)	0.6	0.1	(0.3)
Income (loss) from continuing operations before income taxes	10.1	6.8	(3.9)
Income tax expense (benefit)	3.3	0.7	—
Income (loss) from continuing operations	6.8	6.1	(3.9)
Income (loss) from discontinued retail operations, net of tax	—	0.1	(5.3)
Net income (loss)	6.8%	6.2%	(9.2)%

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004

Net Sales

Overall, sales have decreased over the past two years. Our Corporate, International, and Specialty Retail sales have increased over this period, but our Golf and Other sales have declined. Although year over year net sales decreased during both fiscal 2005 and 2004, our annual gross profit has increased $5.8 million (10.6%) over the same two-year period, because we have focused our efforts on improving margins, including inventory management and reduced returns and allowances. The detail of net sales by business unit is as follows:

Year Ended April 30,	2005	2004	Increase/ (Decrease)	Percent Change
	(in millions, except percent change)
Corporate	$56.9	$53.9	$3.0	5.4%
Golf	34.8	39.7	(4.9)	-12.5
Specialty Retail	23.5	22.5	1.0	4.2
International	3.1	2.7	0.4	16.5
Other	8.3	9.6	(1.3)	-12.4
Total	$126.6	$128.4	$(1.8)	-1.4%

The Corporate business unit sells primarily to promotional products distributors. Corporate net sales, which represented 44.9% and 42.0% of sales for fiscal 2005 and 2004, respectively, demonstrated continued strength in this channel, primarily due to the sales and marketing of our updated product line and as corporate customers began to increase spending on their events and programs. In January 2004, we launched a new corporate catalog featuring new designs, which had a positive impact on sales throughout the calendar year.

During fiscal years 2005 and 2004, Golf net sales represented 27.5% and 30.9% of total net sales, respectively. Within this business unit, men’s sales decreased $6.2 million (20.7%) from 2004 to 2005. This decline was partially offset by increases to sales in our Women’s line, which were up $0.5 million (7.8%), and a $0.7 million increase in tournament sales, primarily resulting from $1.3 million of revenue from the Ryder Cup event in September 2004.

Net sales in our Golf business unit have been impacted by a slower economic recovery in the golf industry. Golf sales have also been impacted as we hired and trained sales representatives who were new to the Cutter & Buck brand. Our Golf business unit remains our greatest challenge and a high priority. We continue to strengthen our product offering, marketing efforts, and customer focus. During the year, we spent a great deal of time with consumers analyzing perceptions of the brand to more clearly understand the needs and expectations of this channel. In addition, we are working with our customers as we develop a more compelling product offering, supported by a more aggressive marketing strategy. These efforts are designed to raise the level of awareness of the features and benefits of our products to the ultimate consumer.

The Specialty Retail business unit encompasses upscale clothing retailers, big and tall catalogs and stores, and collegiate and pro sports team stores. Specialty Retail net sales represent 18.5% and 17.5% of total net sales during fiscal 2005 and 2004, respectively. Sales through this business unit increased $1.0 million during fiscal 2005 compared to fiscal 2004, primarily due to the continued success of our collegiate and pro sports sales programs. Our sell-through at traditional retail outlets also performed well and we continue to be cautiously optimistic about our growth for this business unit.

International net sales, which represented 2.5% and 2.1% of our total net sales during fiscal 2005 and 2004, respectively, increased during fiscal 2005, primarily due to the strength of our relationship with key licensees and their increased experience with our brand in their marketplaces coupled with improving economic conditions in certain of our international markets.

Other net sales include liquidation, e-commerce, and shipping revenue. These sales decreased during fiscal 2005 compared to the prior year, primarily due to decreases in liquidation sales as we continued to focus on inventory management.

Gross Profit

Our Gross Profit percentage increased to 47.9% in fiscal 2005, compared with 45.6% of net sales in fiscal 2004. Our margins continued to increase during 2005 as we improved our sourcing and adjusted our pricing structure for certain products. We also had fewer liquidation sales in fiscal 2005, due to more effective inventory management. Gross profit was also favorably impacted by changes in our sales mix to higher margin sales channels. Our Corporate sales are generally at higher margins than sales in our other business units. We have also shifted more of our international sales to licensees, as opposed to distributors, whereby we incur fewer direct costs.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Depreciation

Depreciation expense decreased during fiscal 2005, primarily due to the phase-out of investments in in-store fixturing that was completed in the prior year, as well as completion of several capital lease terms.

Selling, General and Administrative

Selling, general and administrative expenses totaled $45.4 million in fiscal 2005 compared to $41.4 million in 2004, an increase of $4.0 million or 9.7%. As a percentage of net sales, selling, general and administrative expenses increased from 32.2% in fiscal 2004 to 35.9% in fiscal 2005. During fiscal 2005, we added personnel in the areas of product design, planning, and development and we increased marketing expenditures, primarily in the areas of Corporate and Women’s Golf sales. We also invested in a new ERP system, which was operational as of the first quarter of fiscal 2006, and incurred significant costs to comply with new internal control reporting requirements for public companies. We expect to continue to incur costs for technology enhancements and internal control reporting during fiscal 2006, but at lesser amounts. We expect these investments to begin creating increased operational efficiencies during the upcoming fiscal year. We also incurred higher than normal costs during fiscal 2005 due to the transitioning to a new CEO.

Restructuring and Asset Impairment

We had no restructuring expenses in fiscal 2005. In fiscal 2004, we reversed $0.3 million of a reserve we had established for amounts due from former officers which were settled in fiscal 2004. The remaining liability recorded for the 2002 Restructuring Plan relates to the sublease of our excess warehouse capacity at our distribution center, and will be amortized through the end of the lease term in 2011.

Restatement Expenses

In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. Restatement expenses totaled approximately $5.0 million for the year ended April 30, 2004 and included $3.5 million of legal and professional fees, of which $0.9 million was advanced in connection with the indemnification of former officers, and $1.2 million of accrued retention bonuses to certain key employees. Although the restatement has been completed, we expect to continue to incur legal and other professional service costs in connection with the appeal of our lawsuit against Genesis Insurance Company. These expenses cannot be estimated at this time.

Income Taxes

We recorded approximately $4.1 million of income tax expense for fiscal 2005 compared to $0.9 million of income tax expense for fiscal 2004. The effective rate for income taxes in fiscal 2004 was well below our fiscal 2005 effective tax rate and below our anticipated ongoing effective tax rate.

In fiscal 2004 we reversed a valuation allowance against our deferred tax assets of $1.2 million, thereby significantly reducing the effective tax rate. In addition, income tax expense for fiscal 2004 was reduced by $0.9 million related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities.

Year Ended April 30, 2004 Compared to the Year Ended April 30, 2003

Net Sales

During fiscal 2004, net sales decreased approximately $3.3 million or 2.5% to $128.4 million. During fiscal 2004, we focused on improving our gross profit. Because we have foregone some sales opportunities with lower gross profits, our net sales have decreased compared to fiscal 2003 although our gross profit has increased over the same period. The detail of net sales by business unit was as follows:

			Increase/	Percent
Year Ended April 30,	2004	2003	(Decrease)	Change
	(in millions, except percent change)
Corporate	$53.9	$54.6	$(0.7)	(1.2)%
Golf	39.7	42.7	(3.0)	(7.0)
Specialty Retail	22.5	22.2	0.3	1.5
International	2.7	4.1	(1.4)	(35.1)
Other	9.6	8.1	1.5	18.0
Total	$128.4	$131.7	$(3.3)	(2.5)%

Net sales within our Corporate business unit decreased $0.7 million to $53.9 million from $54.6 million in the prior year. Our Corporate sales were affected in fiscal 2004 by cautious corporate spending on marketing programs, changes in the cycle of new product releases and discontinuation of some designs. In January 2004, we launched a new Corporate catalog featuring new designs, which has had a positive impact on sales. Our net sales in this business unit increased 12.4% in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003.

During fiscal year 2004, net sales within our Golf business unit decreased by $3.0 million to $39.7 million from $42.7 million in the prior year. Net sales in our Golf business unit were impacted by a slower economic recovery in the high-end golf apparel segment. Our sales were also impacted as we hired and trained sales representatives who were new to the Cutter & Buck brand.

Net sales within our Specialty Retail business unit increased $0.3 million to $22.5 million from $22.2 million in the prior year. This increase was primarily due to the success of our collegiate and pro sports sales programs.

Net sales within our International business unit decreased approximately $1.4 million to $2.7 million from $4.1 million in the prior year. Net sales within this business unit decreased as we continued to shift from distributor relationships to licensee relationships during fiscal 2004. In addition, for fiscal 2003 net sales in our International business unit included approximately $0.7 million in revenue generated by selling inventory to Eurostyle Ltd. in conjunction with establishing a licensing relationship with them.

Other net sales increased $1.5 million to $9.6 million from $8.1 million in the prior year, primarily due to increases in our e-commerce business and liquidation sales.

Gross Profit

In fiscal 2004, our gross profit was 45.6% of net sales, compared to 41.6% in fiscal 2003. Our margins increased as we focused on reducing our product returns and allowances, improved our sourcing, adjusted our pricing structure for certain products, and reduced discounting. Our product returns and allowances decreased significantly during fiscal 2004 due to intensive management. As a result, we updated the estimates we used to calculate the reserve for product returns and allowances. These updated estimates resulted in a reduction of charges to product returns and allowances of $1.2 million. We also realized a reduction of approximately $1.0 million in our inbound freight and import costs.

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

Selling, General and Administrative

Selling, general and administrative expenses totaled $41.4 million in fiscal 2004 compared to $42.4 million in 2003, a decrease of $1.0 million or 2.4%, and was unchanged as a percentage of net sales at 32.2% in fiscal 2004 and fiscal 2003. Salaries, sales commissions and related taxes decreased by approximately $1.8 million due to a decrease in sales, savings resulting from our restructuring plans, and internal cost-cutting measures. This decrease was offset by an increase in benefits, incentive bonuses and other employee expenses of $2.0 million. Sample expenses decreased approximately $0.9 million and supply and printing expenses decreased approximately $0.3 million, primarily due to internal cost-cutting measures and lower sales levels. Rent expense decreased by approximately $0.3 million, primarily due to closing two showrooms and consolidating operations at our corporate headquarters and distribution center. Bad debt expense decreased approximately $0.4 million primarily due to increased management of credit exposures. These decreases were partially offset by increases of approximately $0.5 million in legal and other professional fees and $0.3 million in advertising expenses.

Restructuring and Asset Impairment

We had a $0.3 million reversal of previously recognized restructuring and asset impairment expenses during fiscal 2004, compared to expenses of $3.8 million in fiscal 2003. The $0.3 million reduction in expenses primarily related to reserve adjustments for accounts receivable from former officers, which have now been settled. Our restructuring plans are now complete. In fiscal 2003, the $3.8 million in expenses consisted of $3.3 million related to losses on subleases of our excess warehouse capacity at our distribution center and $0.5 million related to additional reserves against accounts receivable balances with former officers.

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

Restatement expenses totaled approximately $5.0 million for the year ended April 30, 2004, and included $3.5 million of legal and professional fees, including $0.9 million we advanced in connection with the indemnification of former officers, $1.2 million of accrued retention bonuses to certain key employees, and $0.2 million of amortization of the premium for the replacement directors’ and officers’ liability insurance. Retention bonuses totaled $1.9 million, the majority of which was paid out in the fourth quarter of fiscal 2004.

Income Taxes

We recorded approximately $0.9 million of income tax expense in fiscal 2004 compared to $65,000 of income tax benefit in fiscal 2003. The effective rates for income taxes in fiscal 2004 and 2003 were 10.8% and 1.0%, respectively. In fiscal 2003, we established a valuation allowance against our deferred tax assets. Based on the level of our historical taxable income and forecasts for future taxable income over the periods in which the temporary differences were anticipated to reverse, management believed at that time it was more likely than not that we would be unable to realize the full benefit of our deferred tax assets. Considering the fiscal 2004 results and forecasts for future taxable income, management determined that it is now more likely than not that we will realize the benefit of these assets. Therefore, in fiscal 2004 we reversed the allowance of $1.2 million. In addition, income tax expense for the year was reduced by $0.9 million related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities.

Liquidity and Capital Resources

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. During fiscal 2005, our capital requirements were funded by operating activities. Net cash provided by operating activities during fiscal 2005 was $8.8 million compared to $22.8 million during fiscal 2004. The decrease in net cash provided by operating activities was primarily due to significant reductions in inventory levels in fiscal 2004 as a result of an effort to manage inventory down to levels more in line with our current sales levels.

Net cash used in investing activities was $14.2 million compared to $19.7 million for fiscal 2004. The decrease was primarily due to fewer net purchases of short-term investments in fiscal 2005. The Company continues to increase the amount of cash invested in short term interest-bearing U.S. Government and high-quality corporate debt instruments. We hold these instruments to maturity, which currently averages 100 days at the date of purchase. At April 30, 2005 we held $28.8 million in short-term investments. To support our operations, capital expenditures totaling $3.3 million were incurred during fiscal 2005. These capital expenditures primarily consist of information technology initiatives, as we upgrade and replace some of our computer systems. A similar level of capital expenditures is currently anticipated for fiscal 2006.

Net cash used in financing activities was $2.5 million, which primarily consisted of dividends and repurchases of the company’s common stock, offset by the proceeds from stock issued pursuant to the exercise of employee stock options.

During fiscal 2005, we paid dividends totaling $0.26 per share of common stock. On July 5, 2005, the board of directors approved a regular quarterly dividend of $.07 per share as well as a special dividend of $1.34 per share. We may decide to discontinue or modify our quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

Our share repurchase program, initiated in March 2004 authorized the purchase of up to $6.0 million in company stock. During fiscal 2005, we purchased 215,100 shares of our common stock at an average price of $12.78. Subsequent to year end through July 5, 2005, the Company has repurchased an additional 72,297 shares at a total cost of $878,000, bringing the total number of shares repurchased under this program since its inception to 344,223 at a total cost of $4,210,000. On July 5, 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million repurchased through July 5, 2005, bringing the total repurchase authorization since inception of the program to $14.2 million. The purchases may be made from time to time in the open market or in privately negotiated transactions. The stock repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital, and other factors.

On March 10, 2005, the Company entered into a new three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A., secured by all assets of the Company, for a $35 million line of credit. Borrowings under this agreement will bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of April 30, 2005, the Company had no borrowings under this line of credit other than open letters of credit with suppliers totaling $8.0 million.

The special dividend and the additional share repurchases that were approved on July 5, 2005, represent approximately $25 million of capital the Company plans to return to shareholders. We believe that the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements during fiscal 2006. Also, we have the ability to suspend the stock repurchase program at any time, as well as alternative sources of financing available, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available, we do not anticipate using alternative sources of financing during fiscal 2006. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, and various other factors.

The following is a summary of our contractual obligations as of April 30, 2005:

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in thousands)
Purchase Obligations(1)	$18,467	$—	$—	$—	$18,467
Letters of credit(1)	7,991	—	—	—	7,991
Operating leases(1)	3,354	6,711	6,994	3,874	20,933
Restructuring liabilities	320	750	640	505	2,215
Capital leases	114	—	—	—	114
Retention bonuses	30	—	—	—	30
	$30,276	$7,461	$7,634	$4,379	$49,750

(1)          The letters of credit, operating lease commitments, and purchase obligations are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended April 30, 2005. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Sales Allowances

We maintain a reserve for future sales allowances related to current period sales. We analyze the rate of historical sales allowances and changes in sales programs when evaluating the adequacy of this reserve. The estimate for sales allowances is included in our calculation of net sales. If we were to grant additional sales allowances, additional reserves may be required.

Reserve for Product Returns

We maintain a reserve for probable future product returns related to current period product receivables. We analyze the rate of historical returns and trends in changes to the rate, if any, when evaluating the adequacy of this reserve. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns, additional reserves may be required.

Allowances for Doubtful Accounts

We maintain an allowance for accounts that are doubtful to be ultimately collected, resulting from the inability of our customers to make required payments. These losses are included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition and credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. We perform a detailed analysis of inventory on a quarterly basis to identify unsold out-of-season merchandise. We estimate the net realizable value of the out-of-season merchandise based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those we project, additional allowances may be required.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of April 30, 2005, was 100 days. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

The following table provides information about our marketable fixed income securities classified as short-term investments, including principal cash flows by expected maturity and the related weighted average interest rates at April 30, 2005.

U.S. Corporate debt securities	$28,831,000
Expected maturity date	By August 9, 2005
Average interest rate	2.79%

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive and financial officers concluded that, as of April 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for Cutter & Buck Inc., as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal control of Cutter & Buck Inc. over its financial reporting as of April 30, 2005, was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report, included herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during our fourth quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

The Company’s management, including its principal executive and financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting are subject to risks.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cutter & Buck Inc.

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that Cutter & Buck Inc. maintained effective internal control over financial reporting, as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”),  Cutter & Buck Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cutter & Buck Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cutter & Buck Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005, and our report dated July 6, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
July 6, 2005

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2005, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2005, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2005, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2005, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2005, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

a.      Financial Statements, Financial Statement Schedules

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

3.   Exhibits

Exhibit No.
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Form 10-K for the year ended April 30, 2004)
3.2	Bylaws of Cutter & Buck, Inc. , as amended and restated March 3, 2005 (incorporated by reference to exhibit 99.2 filed with the Registrant’s Form 8-K on March 7, 2005)
4.1	Specimen Common Stock Certificate (4.1)(1)
4.2	Shareholder Rights Plan (incorporated by reference to exhibit 1 filed with the Registrant’s Form 8-K on November 25, 1998)
10.1

Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (incorporated by reference to exhibit 10.19 filed with the Registrant’s Annual Report on Form 10-K for the year ended April 30, 1999)

10.2

First Amendment dated October 6, 1999 to Industrial Lease dated May 27, 1999 between Cutter & Buck Inc. and Zelman Renton, LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 10-Q for the quarter ended January 31, 2000)

10.3	Amendment dated May 16, 2001 to lease dated May 27, 1999 (See Exhibit 10.3) between Zelman Renton, LLC and Cutter & Buck Inc. (10.24)(2)
10.4	Lease dated May 16, 2001 between Zelman Renton, LLC and Cutter & Buck Inc. (10.23)(2)
10.5	Lease dated April 30, 2002 between Adobe Systems Incorporated and Cutter & Buck Inc. (10.22)(2)
10.6	First Amendment to Lease between Adobe Systems Incorporated and Cutter & Buck Inc. dated October 27, 2004 (filed herewith)
10.7	1995 Nonemployee Director Stock Incentive Plan (10.10)(1)
10.8	1995 Employee Stock Option Plan (10.11)(1)
10.9	1995 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-80783))
10.10	1997 Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-43145))
10.11	1999 Nonemployee Director Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-88627))
10.12	2000 Transition Stock Incentive Plan for Officers (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-48264))
10.13	2000 Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-48264))
10.14	Stock Bonus Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Form 10-Q for the quarter ended October 31, 1998)
10.15	Retention Incentive Program (10.26)(2)
10.16	Retention Incentive Grant Letter dated November 15, 2002 from the Company to Ernest R. Johnson (10.24)(3)
10.17	Change in Control Agreement as amended November 15, 2002 between Cutter & Buck Inc. and Ernest R. Johnson (10.19)(3)
10.18	Employment Agreement between Cutter & Buck Inc. and John T. Wyatt as amended July 5, 2005 (filed herewith)
10.19	Change in Control Agreement between Cutter & Buck Inc. and John T. Wyatt dated December 11, 2004 (99.2)(4)
10.20	Credit Agreement dated March 10, 2005 between Cutter & Buck Inc. and Wells Fargo HSBC Trade Bank, N.A.(incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 8-K on March 16, 2005)

10.21*	Endorsement Agreement dated July 15, 2003 between Cutter & Buck Inc. and Esch & Stam Inc. regarding Annika Sorenstam (10.26)(3)
10.22	Memorandum of Understanding dated June 13, 2003 between Cutter & Buck Inc., Harvey N. Jones and Stephen S. Lowber and the Lead Plaintiff Tilson Growth Fund (10.25)(3)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(5)
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(5)
32.1	Certification of the Company’s Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(5)
32.2	Certification of the Company’s Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(5)

*                    CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.

(1)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Registration Statement on Form SB-2 (File No. 33-94540-LA)

(2)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Form 10-K for the year ended April 30, 2002

(3)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Form 10-K for the year ended April 30, 2003

(4)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Form 8-K on December 14, 2004

(5)          a signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cutter & Buck Inc.

We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutter & Buck Inc. at April 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cutter & Buck Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 6, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
July 6, 2005

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	2004
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$11,752	$19,715
Short-term investments	28,831	17,952
Accounts receivable, net of allowances of $1,770 at April 30, 2005, and $2,496 at April 30, 2004	21,499	22,502
Inventories, net	25,398	21,938
Income tax receivable	919	—
Deferred income taxes	2,412	2,566
Prepaid expenses and other current assets	2,317	2,282
Total current assets	93,128	86,955
Furniture and equipment, net	6,734	6,290
Deferred income taxes	165	376
Other assets	199	309
Total assets	$100,226	$93,930
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,077	$2,940
Accrued liabilities	7,268	7,161
Income taxes payable	—	1,217
Current portion of capital lease obligations	111	557
Total current liabilities	10,456	11,875
Capital lease obligations, less current portion	—	111
Other liabilities	1,895	2,215
Total liabilities	12,351	14,201
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued	—	—
Common stock, no par value, 25,000,000 shares authorized: 11,220,376 issued and outstanding at April 30, 2005, and 10,752,552 at April 30, 2004	67,750	65,116
Deferred Compensation	(246)	—
Retained earnings	20,371	14,613
Total shareholders’ equity	87,875	79,729
Total liabilities and shareholders’ equity	$100,226	$93,930

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2005	2004	2003
	(in thousands, except per share amounts)
Net sales	$126,560	$128,374	$131,699
Cost of sales	65,954	69,784	76,912
Gross profit	60,606	58,590	54,787
Operating expenses:
Selling, general and administrative	45,397	41,376	42,400
Depreciation	2,767	3,988	5,109
Restatement expenses	368	4,968	8,169
Restructuring and asset impairment	—	(349)	3,806
Total operating expenses	48,532	49,983	59,484
Operating income (loss)	12,074	8,607	(4,697)
Interest income (expense):
Interest expense	(44)	(155)	(627)
Interest income	722	277	241
Net interest income (expense)	678	122	(386)
Income (loss) from continuing operations before income taxes	12,752	8,729	(5,083)
Income tax expense (benefit)	4,138	944	(65)
Income (loss) from continuing operations	8,614	7,785	(5,018)
Income (loss) from discontinued retail operations, net of tax	—	146	(6,980)
Net income (loss)	$8,614	$7,931	$(11,998)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.79	$0.73	$(0.47)
Earnings (loss) from discontinued retail operations	$—	$0.01	$(0.66)
Net earnings (loss)	$0.79	$0.74	$(1.13)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.75	$0.70	$(0.47)
Earnings (loss) from discontinued retail operations	$—	$0.01	$(0.66)
Net earnings (loss)	$0.75	$0.71	$(1.13)

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Deferred	Retained
	Shares	Amount	Compensation	Earnings	Total
	(in thousands, except share amounts)
Balance, April 30, 2002	10,589,810	$64,525	$(349)	$19,218	$83,394
Stock issued under employee stock purchase plan	25,213	81	—	—	81
Exercise of stock options	3,844	7	—	—	7
Tax benefit on exercise of stock options	—	3	—	—	3
Expense relating to stock options granted to non-employee	—	47	—	—	47
Non-cash compensation expense	—	79	—	—	79
Deferred compensation relating to restricted stock grants	15,265	63	(63)	—	—
Amortization of deferred compensation	—	—	375	—	375
Net loss	—	—	—	(11,998)	(11,998)
Balance, April 30, 2003	10,634,132	64,805	(37)	7,220	71,988
Stock issued under employee stock purchase plan	17,323	65	—	—	65
Exercise of stock options	157,923	593	—	—	593
Tax benefit on exercise of stock options	—	236	—	—	236
Amortization of deferred compensation	—	—	37	—	37
Repurchase of common stock	(56,826)	(583)	—	—	(583)
Dividends on common stock ($0.05 per share)	—	—	—	(538)	(538)
Net income	—	—	—	7,931	7,931
Balance, April 30, 2004	10,752,552	65,116	—	14,613	79,729
Stock issued under employee stock purchase plan	7,632	64	—	—	64
Exercise of stock options	655,292	3,579	—	—	3,579
Tax benefit on exercise of stock options	—	1,459	—	—	1,459
Repurchase of common stock	(215,100)	(2,749)	—	—	(2,749)
Deferred compensation relating to restricted stock grants	20,000	281	(281)	—	—
Amortization of deferred compensation	—	—	35	—	35
Dividends on common stock ($0.26 per share)	—	—	—	(2,856)	(2,856)
Net income	—	—	—	8,614	8,614
Balance, April 30, 2005	11,220,376	$67,750	$(246)	$20,371	$87,875

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2005	2004	2003
	(in thousands)
Operating activities:
Net income (loss)	$8,614	$7,931	$(11,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,904	4,179	5,872
Tax benefit on exercise of stock options	1,459	236	3
Deferred income taxes	365	822	—
Amortization of deferred compensation	35	37	375
Deferred gain on sale and leaseback of capital assets	(10)	(72)	(144)
Loss on disposals of furniture and equipment	—	164	311
Noncash compensation expense	—	—	126
Loss on disposal of discontinued retail operations	—	—	4,158
Noncash restructuring and asset impairment charges	—	(363)	4,035
Changes in assets and liabilities:
Accounts receivable, net	1,003	2,194	17,571
Inventories, net	(3,460)	12,601	(8,331)
Prepaid expenses and other assets	75	2,695	4,179
Accounts payable, accrued liabilities and other liabilities	(66)	(8,871)	2,500
Income taxes receivable/payable	(2,136)	1,217	—
Net cash provided by operating activities	8,783	22,770	18,657
Investing activities:
Purchases of furniture and equipment	(3,348)	(1,702)	(2,820)
Purchases of short-term investments	(91,023)	(44,885)	—
Maturities of short-term investments	80,144	26,933	—
Proceeds from disposals of furniture and equipment	—	—	298
Decrease in trademark, patents and marketing rights	—	—	147
Net cash used in investing activities	(14,227)	(19,654)	(2,375)
Financing activities:
Issuance of common stock	3,643	658	88
Payment of dividends	(2,856)	(538)	—
Repurchases of common stock	(2,749)	(583)	—
Principal payments under capital lease obligations	(557)	(1,802)	(4,495)
Net cash used in financing activities	(2,519)	(2,265)	(4,407)
Net increase (decrease) in cash and cash equivalents	(7,963)	851	11,875
Cash and cash equivalents, beginning of period	19,715	18,864	6,989
Cash and cash equivalents, end of period	$11,752	$19,715	$18,864
Supplemental information:
Cash paid during the year for interest	$38	$155	$465
Cash paid during the year for income taxes	$4,441	$30	$149
Noncash financing and investing activities:
Deferred compensation for issuance of restricted stock	$281	$—	$63
Equipment acquired under capital leases	$—	$37	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business and Basis of Presentation

Cutter & Buck Inc. (the “Company”) has one operating segment, the design, sourcing, and marketing of men’s and women’s sportswear, fashion, and outerwear apparel. The information for this segment is the information used by the Company’s chief operating decision maker to evaluate operating performance. The Company’s trade customers are principally golf pro shops and resorts, corporate accounts and specialty retail stores. Through the end of April 2003, the Company also operated Company-owned retail stores. These stores were closed by April 30, 2003, and are presented as discontinued operations throughout the consolidated financial statements (Note 13).

The Company has one wholly-owned subsidiary, Cutter & Buck (Europe) B.V., which ceased operations on April 30, 2002, in conjunction with the 2002 Restructuring Plan (see Note 13). The accompanying consolidated financial statements include the accounts of the Company and this wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company invests in interest-bearing U.S. Government and high-quality corporate debt instruments. The Company considers all short-term investments with maturities of 90 days or less at purchase to be cash equivalents.

At April 30, 2005, the Company’s investment portfolio was classified as held-to-maturity. The Company has the positive intent and ability to hold the securities to maturity. The investment portfolio is carried at amortized cost, which approximates fair market value. Management regularly reviews the carrying value of investments in order to identify and record losses when events and circumstances indicate that declines in the fair value of such assets below amortized cost are other-than-temporary. Declines in fair market value below amortized cost were not material as of April 30, 2005.

Accounts Receivable

The Company extends credit to customers in the normal course of business, subject to established credit limits. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowances for doubtful accounts and reserves for returns and sales allowances. The allowance for doubtful accounts is determined by reviewing the accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition and credit history, and current economic conditions. The reserves for returns and sales allowances are determined by an analysis of the historical rate of returns and sales allowances.

Concentrations of Credit Risk

The Company sells its products to approved customers on an open account basis, subject to established credit limits, cash in advance, or cash on delivery terms. The company is subject to credit risk on the majority of its receivables. These receivables are geographically disbursed, primarily throughout the

United States, as well as in Europe and other foreign countries where formal licensing or distributor agreements exist.

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

Long-Lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Currently, management has no indication of any events or circumstances that would significantly impair any of its long-lived assets, primarily furniture and equipment. Impairment charges, if any, would be recorded as an impairment charge for the excess of the carrying value of an asset over its estimated fair value, as determined based upon estimates of future cash flows, third-party valuation, or other measures deemed appropriate for the circumstances.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including its capital lease obligations, accounts receivable, and accounts payable approximated their carrying amount as of April 30, 2005 and 2004.

Revenue Recognition

Revenue, net of promotional discounts and rebates, is recognized at the time the product is shipped to the customer. The terms and conditions of sales agreements specify that possession and risk of loss passes to customers when the product is delivered to a third-party carrier. However, in cases where goods are shipped to customers prior to the contractually agreed ship date, revenue is not recognized until the date the goods were initially planned to be shipped. There is generally no right to return for customers, other than for defective or mis-shipped products. Under certain circumstances, the Company does accept customer returns as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded. For certain golf tournaments, product is shipped on a consignment basis. Revenue for these sales is recognized, not when the product is shipped, but when the customer sells the product to end consumers.

Cost of Sales

Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight costs, import costs, and embroidery costs, as well as reserves for slow-moving and out-of-fashion merchandise. Inbound freight, import and embroidery costs totaled $17.0 million, $16.7 million, and $19.2 million for the years ended April 30, 2005, 2004, and 2003, respectively. Purchasing and receiving costs, warehousing costs, and other costs of distribution are included in selling, general, and administrative expenses and totaled $6.2 million, $6.1 million, and $7.2 million for the years ended April 30, 2005, 2004, and 2003, respectively.

Advertising

Catalogs and point of purchase displays are recorded as prepaid expenses until delivered to customers or the season to which they relate has passed, whichever is sooner. All other advertising costs, including media buys, direct mail, sponsorships, and cooperative advertising are expensed at the time the advertising takes place or, in the case of sponsorships, as performance is received. Advertising costs included in prepaid expenses totaled $294,000 and $366,000 as of April 30, 2005 and 2004, respectively. Advertising expense is included within selling, general and administrative expenses and totaled $2.3 million, $1.7 million and $1.4 million for the years ended April 30, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

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

The required adoption date of SFAS No. 123(R) for the Company, as amended by the SEC with its release 33-8568, dated April 15, 2005, is the beginning of fiscal 2007. SFAS No. 123(R) permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the above requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS No. 123 for either all periods presented or for only prior interim periods of the year of adoption. Management is currently planning to adopt this new standard in the first quarter of fiscal 2007 and is still reviewing the adoption alternatives.

Based upon the unamortized portion of the fair value of options outstanding as of April 30, 2005, as estimated as of their grant dates pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position. However, the impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted or modified in the future.

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income (loss) and net earnings (loss) per share would have been as follows:

	Year Ended April 30,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$8,614	$7,931	$(11,998)
Add employee stock-based compensation expense, net of tax, as reported	24	24	378
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(631)	(1,511)	(1,890)
Pro forma net income (loss)	$8,007	$6,444	$(13,510)
Earnings (loss) per share:
Basic—as reported	$0.79	$0.74	$(1.13)
Basic—pro forma	$0.73	$0.60	$(1.27)
Diluted—as reported	$0.75	$0.71	$(1.13)
Diluted—pro forma	$0.70	$0.58	$(1.27)

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions. The dividend yield was assumed to be 0.0% until the fourth quarter of fiscal 2004, when the Board of Directors first authorized a quarterly dividend.

	Year Ended April 30,
	2005	2004	2003
Risk-free interest rate	3.5%	2.6%	3.0%
Volatility	61%	57%	63%
Dividend yield	2.1%	0.1%	0.0%
Expected life	5 years	5 years	5 years
Weighted average fair value of option grants	$6.03	$2.42	$1.95

Note 2. Short-term Investments

Short-term investments held-to-maturity as of April 30, 2005 and 2004, consisted of U.S. corporate debt securities with maturity dates within one year of the purchase date (amortized cost includes the initial purchase amount plus accrued interest of $96,000 and $10,000 as of April 30, 2005 and 2004, respectively):

	April 30,
	2005	2004
	(in thousands)
Amortized cost	$28,927	$17,962
Gross unrealized gains	—	1
Gross unrealized losses	(21)	(5)
Estimated fair value	$28,906	$17,958

Note 3. Property and Leases

Furniture and equipment consisted of the following:

	April 30,
	2005	2004
	(in thousands)
Computer software	$6,496	$4,309
Furniture and fixtures	4,727	4,675
Computer hardware	4,045	3,411
Machinery and equipment	3,625	3,523
Sales fixtures	2,799	2,526
Leasehold improvements	1,171	1,071
	22,863	19,515
Less accumulated depreciation and amortization	(16,129)	(13,225)
	$6,734	$6,290

The total cost of leased equipment capitalized at April 30, 2005 and 2004, was $1.1 million and $2.7 million, respectively, with related accumulated amortization of $1.0 million and $1.8 million, respectively.

The Company leases its office facilities, a distribution center, and certain office equipment under operating leases, most of which contain renewal options. Total rent expense amounted to $3.8 million, $3.7 million and $3.5 million for the years ended April 30, 2005, 2004, and 2003 respectively. Included in these amounts is additional rent for common area maintenance and other building operating expenses totaling $.6 million, $.3 million, and $.4 million for the years ended April 30, 2005, 2004, and 2003, respectively. The Company sub-leases unused space within its distribution center and office facilities. Sublease rental income amounted to $1.1 million for the years ended April 30, 2005 and 2004, and $0.7 million for the year ended April 30, 2003.

Future minimum obligations, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2005:

	Capital	Operating
Year Ended April 30,	Leases	Leases
	(in thousands)
2006	$114	$3,354
2007	—	3,299
2008	—	3,412
2009	—	3,429
2010	—	3,565
Thereafter	—	3,874
Minimum lease obligations	114	20,933
Less sublease obligations	—	(6,303)
Total minimum lease obligations	114	$14,630
Less amount representing interest	(3)
Present value of net minimum capital lease obligations	$111

Note 4. Accrued Liabilities

Accrued Liabilities consisted of the following:

	April 30,
	2005	2004
	(in thousands)
Accrued salaries and related expenses	$2,625	$3,007
Accrued operating expenses	1,174	808
Accrued restructuring and restatement expenses	1,053	1,217
Accrued volume discount awards	944	870
Accrued professional fees	764	753
Other accrued expenses	708	506
	$7,268	$7,161

Note 5. Debt

On March 10, 2005, the Company entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. secured by all assets of the Company, for a $35 million line of credit. This line of credit replaced the previous $35 million line of credit that expired on March 10, 2005. Borrowings under this agreement will bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The company is in compliance with all terms and covenants of this agreement. On April 30, 2005, letters of credit outstanding against this line of credit totaled approximately $8.0 million and there were no working capital advances outstanding.

Note 6. Income Taxes

The provision (benefit) for income taxes on continuing operations consisted of the following:

	Year Ended April 30,
	2005	2004	2003
	(in thousands)
Current tax provision (benefit)
Federal	$4,372	$91	$(214)
State	(599)	31	149
	3,773	122	(65)
Deferred federal tax provision	365	822	—
	$4,138	$944	$(65)

In 2005, the Company completed a study of its state tax liabilities resulting in an overall reduction in the accrual for state taxes of $225,000 and a reclassification of $425,000 of state tax liabilities from income taxes to sales and franchise tax liabilities. As a result, current state income tax expense includes a reduction of $650,000. The $425,000 accrual for the sales and franchise taxes is included in selling, general and administrative expenses.

The provision for income taxes on continuing operations differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

	Year Ended April 30,
	2005	2004	2003
	(in thousands)
Tax provision (benefit) at federal statutory tax rate	$4,364	$2,968	$(1,627)
State income tax (benefit)	(371)	236	98
Non-deductible expenses	24	(7)	63
Reconciliation of tax provision to income tax return	(24)	(783)	—
Valuation allowance	—	(1,186)	1,186
Foreign tax credit carryforwards	—	(75)	—
Other	145	(209)	215
	$4,138	$944	$(65)

Significant components of the Company's deferred tax assets and liabilities were follows:

	April 30,
	2005	2004
	(in thousands)
Deferred income tax assets:
Unicap	$1,166	$1,073
Restructuring and asset impairment accruals	780	1,128
Reserve for doubtful accounts, returns and allowances	615	988
Reserve for inventory obsolescence	433	404
State net operating loss carryforwards, net of federal effect	69	304
Other	370	3
Total deferred income tax assets	3,433	3,900
Deferred income tax liabilities:
Depreciation	(660)	(774)
Prepaid expenses and other	(196)	(184)
Total deferred income tax liabilities	(856)	(958)
Net deferred income tax assets	$2,577	$2,942

In fiscal 2003, the Company established a valuation allowance of $1.2 million to reduce its deferred tax assets to their estimated realizable value. Based on the level of historical taxable income and forecasts for future taxable income over the periods in which the temporary differences were anticipated to reverse, management believed it was more likely than not that the Company would be unable to realize the full benefit of its deferred tax assets. In fiscal 2004, results and forecasts for future taxable income improved and management determined that it was then more likely than not that the Company would realize the benefit of its tax assets. Therefore, in fiscal 2004, the allowance was reversed.

Note 7. Shareholders’ Equity

Stock Repurchase Program

In 2004, the Company had authorized a stock repurchase program to repurchase up to $6.0 million in company common stock. The Company repurchased 215,100 and 56,826 shares of common stock under its Stock Repurchase Program during fiscal 2005 and 2004, respectively.  Subsequent to year end through July 5, 2005, the Company has repurchased an additional 72,297 shares at a total cost of $878,000 bringing the total number of shares repurchased under this program since its inception to 344,223 at a total cost of $4,210,000. On July 5, 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million repurchased through July 5, 2005, bringing the total repurchase authorization since inception of the program to $14.2 million. The repurchases may be made from time to time in the open market or in privately negotiated transactions, and the repurchase program may be suspended at any time without notice.

Dividends

The Company paid dividends totaling $2,856,000 ($.26 per share) and $538,000 ($.05 per share) during fiscal 2005 and 2004, respectively. On July 5, 2005, the Board of Directors approved a quarterly dividend of $.07 per share for shareholders of record on July 19, 2005, payable on August 2, 2005, and a special dividend of $1.34 per share that, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee stock-based compensation awards to offset the impact of this dividend, will be payable on November 16, 2005 to shareholders of record on November 2, 2005.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan which allows eligible employees to buy Company stock at a 15% discount from market price utilizing payroll deductions. As of April 30, 2005, 187,036 shares had been issued under that plan and 187,964 shares remain reserved for future issuance.

Stock Plans

The Company has stock awards available for grant under seven plans that provide for the granting of options, stock, or stock appreciation rights to employees, officers, and directors of the Company for the equivalent of up to 2,194,710 shares of common stock. There are 392,765 awards available for future issuance as of April 30, 2005, primarily under the 2000 plan, which generally provides for equal vesting over a four-year period. Some of the plans limit the types and quantities of the awards. Of the awards available for future issuance as of April 30, 2005, the plans, in the aggregate, allow for up to 62,210 in the form of stock grants, up to 287,963 in the form of stock appreciation rights, and up to 391,740 in the form of stock options. Options under the plans expire after 10 years and have been granted at fair value on the date of grant.

The Company also has a Stock Bonus Plan that permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. Up to 37,500 shares of Restricted Stock can be issued under the Stock Bonus Plan and no more than 11,250 shares of Restricted Stock can be issued to any one participant in any one year.

Options

A summary of Company stock option activity and related information is as follows:

	Year Ended April 30,
	2005		2004		2003
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Balance, beginning of year	1,471,163	$6.45	1,486,535	$7.03	1,720,694	$8.96
Granted	144,500	12.86	410,000	4.91	592,500	3.43
Exercised	(655,292)	5.46	(157,923)	3.75	(3,844)	1.86
Canceled	(156,720)	7.83	(267,449)	8.77	(822,815)	8.61
Balance, end of year	803,651	$8.13	1,471,163	$6.45	1,486,535	$7.03
Exercisable at end of year	620,832	$7.62	909,334	$7.35	806,501	$8.67

The following information is provided for options outstanding and exercisable at April 30, 2005:

	Outstanding			Exercisable
		Weighted Average			Weighted
Range of Exercise Prices	Options	Remaining Contractual Life	Exercise Price	Options	Average Exercise Price
$3.31 - $3.81	106,400	7.4	$3.61	100,566	$3.61
3.99 - 3.99	154,878	8.0	3.99	133,162	3.99
4.55 - 6.29	140,340	6.7	5.67	93,405	5.59
7.17 - 10.25	149,312	4.9	9.14	135,978	9.03
10.82 - 13.79	144,785	6.2	12.41	129,785	12.59
14.05 - 16.83	107,936	8.2	14.60	27,936	16.19
	803,651			620,832

Restricted Stock

Under terms of the employment agreement with its new CEO, the Company awarded a restricted stock grant of 20,000 shares of common stock in December 2004, which are to be issued in equal thirds on each twelve month anniversary of his continuous service to the Company. The Company has recorded deferred compensation related to restricted stock of $246,000 as of April 30, 2005. This amount will be amortized over the remaining 32 months of the initial vesting period. Compensation expense relating to all restricted stock awards was $35,000, $37,000, and $375,000 for the years ended April 30, 2005, 2004, and 2003, respectively.

Non-employee Stock Options

In January 2001, under the terms of an endorsement agreement, the Company granted an option to purchase 60,000 shares of Company Common Stock. These options are fully vested and expire in September 2007.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan (“Rights Plan”) designed to protect shareholders from certain takeover tactics. Under the Rights Plan, a dividend of one Right was distributed for each outstanding share of common stock.

The Rights are not exercisable or transferable separately from shares of common stock until the earlier of: (1) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of a designated percentage of the outstanding shares of the common stock or (2) 10 business days following the commencement or announcement of an intention to make a tender or exchange offer that would result in an acquiring person or group beneficially owning a designated percentage of outstanding shares of common stock, unless the Board of Directors sets a later date, referred to as the Distribution Date. The Board of Directors has the option to redeem the Rights at a nominal cost or prevent the Rights from being triggered by designating offers for all outstanding common stock as a permitted offer. The Company may redeem the Rights during the initial 180 days after a triggering event generally only by a majority of directors who are directors before any person or group obtains or acquires the right to acquire a designated percentage of outstanding shares of common stock.

The Rights expire on November 20, 2008, unless earlier redeemed by the Company. Each Right, other than those Rights held by an acquiring person or group, when exercisable, would entitle its holders to purchase one one-hundredth of a share of class A junior preferred stock, subject to adjustment, or in certain instances, other securities of the Company. In certain circumstances, if the Company, in a merger or consolidation, is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power, the Rights would entitle their holders, other than an acquiring person or group, to purchase the highest priority voting shares in the surviving entity or its affiliates having a market value of two times the exercise price of the Rights.

Note 8. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation of diluted earnings per share represent the restricted stock grant to the Company’s CEO and the net shares issuable upon assumed exercise of outstanding stock options. As of April 30, 2005 and 2004, 152,000 and 425,000 outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices exceeded the average market value of the common shares. As of April 30, 2003, 1,487,000 outstanding stock options were excluded from the calculation of diluted loss per share, because the Company was in a loss position.

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Year Ended April 30,
	2005	2004	2003
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$8,614	$7,785	$(5,018)
Denominator for basic earnings (loss) per share:
Weighted average common shares	10,923,188	10,704,517	10,615,073
Dilutive effect of employee stock options and awards	512,506	457,592	0
Denominator for diluted earnings (loss) per share	11,435,694	11,162,109	10,615,073
Basic earnings (loss) per share from continuing operations	$0.79	$0.73	$(0.47)
Diluted earnings (loss) per share from continuing operations	$0.75	$0.70	$(0.47)

Note 9. Defined Contribution Plan

The Company has a salary deferral 401(k) plan covering substantially all of its employees. The plan allows eligible employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. Beginning in fiscal 2004, the Company matches 50% of employee contributions up to the first 3% of compensation that was deferred by an employee. The plan also allows the Company to contribute an amount at its discretion. The Company contributed $169,000 and $211,000 for the years ended April 30, 2005 and 2004, respectively. Prior to fiscal 2004, the Company had made no contributions to the plan.

Note 10. Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington (“Court”), alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the Court. The Company has appealed the Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). The Company filed its Brief in the appeal in December 2004 and Genesis filed its answering Brief in January 2005. The Company filed its reply to Genesis’ answering Brief on March 7, 2005. The Court of Appeals has scheduled oral argument on the Company’s appeal for July 13, 2005.

Note 11. Related Party Transactions

The Company had a Transition and Release Agreement with a former officer and director, pursuant to which this former officer executed promissory notes in favor of the Company in the amounts of $80,000 and $165,223. In March 2004, in accordance with the term of the Agreement, the Company cancelled the $80,000 promissory note and the former officer repaid the $165,223 promissory note, which had been recorded in accounts receivable.

The Company also had a loan arrangement with a former officer which had been recorded in accounts receivable and totaled $294,037, including interest. The outstanding balance on this loan was satisfied in February 2004.

Note 12. Restatement Expenses

In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company settled those lawsuits and paid $4.0 million to the plaintiffs. The Company also settled a Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. That settlement did not require payment of any fines or penalties.

Restatement expenses amounted to approximately $0.4 million for the year ended April 30, 2005, primarily for legal and other professional service costs incurred in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company.

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

For the year ended April 30, 2003, restatement expenses of $8.2 million included legal and other professional fees, accrued employee retention bonuses, amortization of the premium for the replacement Directors’ and Officers’ liability insurance, and the $4.0 million shareholder lawsuit settlement.

Although the restatement has been completed, the Company will continue to incur legal and other professional service costs in connection with the ongoing lawsuit against Genesis Insurance Company. These costs cannot be estimated at this time.

Note 13. Restructuring and Asset Impairment

The Company had two restructuring plans, which are now complete. There is a liability recorded as a result of one of the plans for remaining lease payments due for excess warehouse capacity, all of which is currently being subleased and which management believes will continue to be subleased through the end of the Company’s lease term in 2011. For the year ended April 30, 2005, activity in the accrued liability account consisted of the following:

	Balance at	Subsequent		Balance at	Due	Due
	April 30,	Accruals,	Subsequent	April 30,	Within	After
	2004	Net	Payments	2005	1 Year	1 Year
	(in thousands)
Lease obligations	$2,535	$—	$(320)	$2,215	$320	$1,895
	$2,535	$—	$(320)	$2,215	$320	$1,895

Note 14. Discontinued Retail Operations

In the fourth quarter of fiscal 2003, the closure of the Company-owned retail stores was completed. The revenues and expenses associated with retail store operations have been presented as discontinued retail operations in the Statement of Operations for the year ended April 30, 2004 and prior periods.

Loss from discontinued retail operations, loss on disposal, and revenues were as follows:

April 30,	2005	2004	2003
	(in thousands)
Loss from discontinued retail operations	$—	$—	$(124)
Income tax benefit	—	—	31
Net loss from discontinued retail operations	—	—	(93)
Income (loss) on disposal	$—	$231	$(9,193)
Income tax (expense) benefit	—	(85)	2,306
Net income (loss) on disposal	—	146	(6,887)
Net income (loss) from discontinued retail operations	$—	$146	$(6,980)
Revenues from discontinued retail operations	$—	$—	$18,293

Note 15. Quarterly Financial Data (unaudited)

The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

2005 Quarter Ended	Jul. 31, 2004	Oct. 31, 2004	Jan. 31, 2005	Apr. 30, 2005
	(in thousands, except per share amounts)
Net sales	$31,899	$35,538	$24,220	$34,903
Cost of sales	16,147	18,399	13,272	18,136
Gross profit	$15,752	$17,139	$10,948	$16,767
Total operating expenses	$10,793	$12,568	$11,695	$13,476
Income (loss) from continuing operations	$3,250	$2,915	$(384)	$2,833
Income from discontinued retail operations, net of tax	—	—	—	—
Net income (loss)	$3,250	$2,915	$(384)	$2,833
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.30	$0.27	$(0.04)	$0.25
Earnings from discontinued retail operations	$—	$—	$—	$—
Net earnings (loss)	$0.30	$0.27	$(0.04)	$0.25
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.29	$0.26	$(0.04)	$0.25
Earnings from discontinued retail operations	$—	$—	$—	$—
Net earnings (loss)	$0.29	$0.26	$(0.04)	$0.25

2004 Quarter Ended	Jul. 31, 2003	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004
	(in thousands, except per share amounts)
Net sales	$32,737	$34,747	$22,540	$38,350
Cost of sales	17,999	18,526	12,508	20,751
Gross profit	$14,738	$16,221	$10,032	$17,599
Total operating expenses	$13,216	$13,262	$11,170	$12,335
Income (loss) from continuing operations	$952	$2,092	$(857)	$5,598
Income from discontinued retail operations, net of tax	146	—	—	—
Net income (loss)	$1,098	$2,092	$(857)	$5,598	(1)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$0.20	$(0.08)	$0.52
Earnings (loss) from discontinued retail operations	$0.01	$—	$—	$—
Net earnings (loss)	$0.10	$0.20	$(0.08)	$0.52
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$0.19	$(0.08)	$0.49
Earnings (loss) from discontinued retail operations	$0.01	$—	$—	$—
Net earnings (loss)	$0.10	$0.19	$(0.08)	$0.49

(1)          In the fourth quarter of fiscal 2003, a valuation allowance of $1.2 million was established to reduce deferred tax assets to their estimated realizable value. In the fourth quarter of fiscal 2004, the valuation allowance was reversed.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to	Charged to			Balance
	beg. of	revenue, costs	other			end of
	period	or expenses	accounts	Deductions		period
	(in thousands)
Year Ended April 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$705	$(102)	$—	$290	(A)	$313
Reserve for returns	$972	$2,898	$—	$3,040	(B)	$830
Reserve for sales allowances	$819	$2,463	$—	$2,655	(C)	$627
Reserve for inventory obsolescence	$697	$690	$—	$230	(D)	$1,157
Year Ended April 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,541	$(287)	$—	$549	(A)	$705
Reserve for returns(1)	$1,215	$3,122	$—	$3,365	(B)	$972
Reserve for sales allowances(1)	$990	$2,290	$—	$2,461	(C)	$819
Reserve for inventory obsolescence	$1,056	$218	$—	$577	(D)	$697
Reserve for deferred income tax assets	$1,186	$—	$—	$1,186	(E)	$—
Year Ended April 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,063	$893	$—	$1,415	(A)	$1,541
Allowance for returns and other	$2,176	$8,173	$—	$8,144	(B,C)	$2,205
Reserve for inventory obsolescence	$1,557	$344	$—	$845	(D)	$1,056
Reserve for deferred income tax assets	$—	$1,186	$—	$—		$1,186

(1)          In fiscal year 2004, we separated our allowance for returns into two components:  allowance for returns and reserve for sales allowances.

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

CUTTER & BUCK INC. (Registrant)
July 14, 2005	By:	/s/ JOHN T. WYATT
John T. Wyatt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN T. WYATT	President, Director, and Chief	July 14, 2005
John T. Wyatt	Executive Officer
(Principal Executive Officer)
/s/ ERNEST R. JOHNSON	Chief Financial Officer	July 14, 2005
Ernest R. Johnson	(Principal Financial and
Accounting Officer)
/s/ DOUGLAS G. SOUTHERN	Chairman	July 14, 2005
Douglas G. Southern
/s/ HENRY L. KOTKINS, JR.	Director	July 14, 2005
Henry L. Kotkins, Jr.
/s/ LARRY C. MOUNGER	Director	July 14, 2005
Larry C. Mounger
/s/ WHITNEY R. TILSON	Director	July 14, 2005
Whitney R. Tilson
/s/ JAMES C. TOWNE	Director	July 14, 2005
James C. Towne