Form 10-K/A
period 2005-04-30
CUTTER & BUCK INC
filed 2005-08-26
CIK 948069

UNITED STATES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of October 31, 2004, was $115,771,646, based on the last reported sale price of the Company’s common stock on that day as reported by the NASDAQ National Market System.

The number of shares of Common Stock of the registrant outstanding as of July 7, 2005 was 11,195,354.

CUTTER & BUCK INC.

Annual Report on Form 10-K/A
For the fiscal year ended April 30, 2005

EXPLANATORY NOTE

On July 14, 2005, Cutter & Buck Inc. filed its Annual Report on Form 10-K for the year ended April 30, 2005, with the Securities and Exchange Commission. Because we have determined that we will not file our Proxy Statement within 120 days following the last day of our prior fiscal year, we are amending Part III, Items 10, 11, 12, 13, and 14 of our Form 10-K to include the required disclosures.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The directors as of the date of this report:

Henry L. (Skip) Kotkins, Jr.
Age:	56
Director Since:	2002
Principal Occupation:	Chairman & Chief Executive Officer, Skyway Luggage Company
Business Experience:

Mr. Kotkins has over thirty years of experience in the wholesale industry. Since 1980, he has served as Chief Executive Officer and President of Skyway Luggage Company, a private company that produces travel products. He was Vice President of that company from 1974 to 1980 and Director of Planning from 1971 to 1974. He is actively involved with numerous non-profit organizations, including Temple DeHirsch Sinai, Fred Hutchinson Cancer Research Center, Travelgoods Association, and the Washington Council on International Trade. Mr. Kotkins is also a Trustee of the Pacific Northwest Association of Independent Schools and the National Association of Independent Schools. He is an advisor to the Industry Trade Advisory Committee (ITAC) to the U.S. Department of Commerce.

Other Directorships:	Director, Skyway Luggage; Director, ABM Industries, Inc. a public building services company; Executive Committee Member of Washington Council on International Trade (Chair 2000-2002).
Larry C. Mounger
Age:	67
Director Since:	1990
Principal Occupation:	Chairman of Sunrise Identity Inc.
Business Experience:

Mr. Mounger has over forty years of experience in the garment industry. Since 1997, he has served as Chairman and Chief Executive Officer of Sunrise Identity Inc., a screen-printing and embroidery company. Between 1993 and 1995, he served as Chief Executive Officer, President and Director of Sun Sportswear, Inc., a public garment screen printer. From 1963 to 1993, he held various positions at Pacific Trail Inc., a private outerwear company, serving as Chairman and Chief Executive Officer from 1981 to 1993.

Other Directorships:	Director, Washington Law Foundation; Director, Bite Footwear, a private footwear company; Member of Advisory Board of the University of Washington School of Business Administration.

Douglas G. Southern
Age:	62
Director Since:	2002
Principal Occupation:	Chairman of the Board
Business Experience:

Mr. Southern has over forty years of experience in business administration and accounting. From 1990 to 1999, he was Senior Vice President & Chief Financial Officer, Immunex Corporation (now Amgen, Inc.). From 1985 to 1990, he was Senior Vice President and Chief Financial Officer for Pay ‘N Pak Stores, Inc. From 1979 to 1985, he served as Audit Partner with Arthur Young & Company (now Ernst & Young). From 1975 to 1979, he was Vice President and Corporate Controller of Coca Cola Bottling Company of Los Angeles. Between 1965 and 1975, Mr. Southern was an auditor with Arthur Young & Company (now Ernst & Young).

Other Directorships:	Audit Committee Chair and Director of Seattle Genetics, Inc., a public biotechnology company that discovers and develops monoclonal antibody-based drugs to treat cancer and related diseases.
Whitney R. Tilson
Age:	38
Director Since:	2004
Principal Occupation:	Managing Partner, T2 Partners Management LP.
Business Experience:

Mr. Tilson is the founder and co-manager of value-oriented investment funds T2 Accredited Fund, LP, Tilson Offshore Fund, Ltd., and T2 Qualified Fund, L.P. Between 1994 and 1998, Mr. Tilson was co-founder and executive director of the Initiative for a Competitive Inner City. Since 1999, he has written extensively for The Motley Fool web site and, since 2001, has taught financial statement analysis for The Dickie Group. Mr. Tilson received an MBA with High Distinction from The Harvard Business School, where he was a Baker Scholar, and graduated magna cum laude from Harvard College with a bachelor’s degree in Government.

Other Directorships:	Vice Chairman of the board of KIPP Academy, a charter school in New York City; member of the board of the Fistula Foundation, which supports the Addis Ababa (Ethiopia) Fistula Hospital.

James C. Towne
Age:	62
Director Since:	1997
Principal Occupation:	Chairman, Greenfield Holdings, LLC
Business Experience:

Since 1995, Mr. Towne has served as the Chairman of Greenfield Holdings, LLC, a real estate remediation and development company. Mr. Towne became managing member of Greenfield Holdings, LLC in 2000. Since 2003, he has served as Chairman, Chief Executive Officer and managing member of Snohomish Delta Partners, LLC. From 1982 to 1995, he was Chief Executive Officer, President or Chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation, and Microsoft Corporation. Mr. Towne is also involved with numerous community and volunteer organizations, was a founder of the Fred Hutchinson Cancer Research Center Emergency Response Team, and is a member of the Executive Board and Vice President of Governance for Chief Seattle Council.

Other Directorships:	Managing member of Snohomish Delta Partners, LLC, a real estate development company; and Director of Net-Inspect LLC, a private technology company.
John T. Wyatt
Age:	50
Director Since:	2005
Principal Occupation:	Chief Executive Officer and President of Cutter & Buck Inc.
Business Experience:

Mr. Wyatt joined Cutter & Buck in December 2004. He has over thirty years of experience in the apparel industry. Between 2002 and 2004, he was President at Warnaco Intimate Apparel. From 1999 to 2002, he was Executive Vice President of Strategic Planning for Saks, Inc. From 1998 to 1999, he was Chairman and CEO of Parisian, a division of Saks, Inc. From 1997 to 1998, he was President of Intimate Apparel for Warnaco Intimate Apparel. Between 1974 and 1997, he held various positions at VF Corporation (Vanity Fair brand), including President of Vanity Fair Intimates Coalition from 1995 to 1997, President of Vanity Fair Intimates from 1992 to 1995, and Vice President of Sales from 1987 to 1990.

The executive officers as of the date of this report:

Name	Age	Position
John T. Wyatt	50	Chief Executive Officer and President
Ernest R. Johnson	54	Chief Financial Officer, Senior Vice President and Corporate Secretary
William B. Swint	58	Chief Operations Officer and Vice President
Theresa S. Treat	48	Vice President, Human Resources
Brian C. Thompson	38	Vice President and General Manager, Golf, Corporate, Collegiate/Pro Sports, International/Domestic Licensing
John E. McCullough	37	Vice President and General Manager, Specialty Retail

The biographies of the executive officers who are not directors are as follows:

Ernest R. Johnson, Chief Financial Officer, Senior Vice President and Corporate Secretary, joined Cutter & Buck in November 2002. Mr. Johnson has over thirty years of experience in operations, accounting and finance. From 1996 to 2002, he was Senior Vice President, Chief Operating Officer and Chief Financial Officer with Washington Mutual, Inc., Commercial Banking Division. From 1993 to 1996, he was Senior Vice President and Chief Financial Officer with West One Bank-Washington. Between 1976 and 1993 he held various chief financial officer and senior level positions with Bank of America (formerly Rainier Bancorp/Security Pacific). Mr. Johnson has a bachelor’s degree in accounting and information systems from Washington State University.

William B. Swint, Chief Operations Officer and Vice President, joined Cutter & Buck in June 2003. Mr. Swint has over thirty years of experience in the apparel industry. From 2000 to 2002, he was a consultant and project manager for Columbia Sportswear, Inc., an outdoor apparel manufacturer. From 1997 to 2000, he was President and Chief Executive Officer of ERB Industries, a marketing and manufacturing company. Between 1983 and 1997, he was Executive Vice President of Operations for Glen Oaks Industries, an apparel manufacturer. Mr. Swint has a master’s degree in business administration from Southern Methodist University and a bachelor’s degree in industrial engineering from the Georgia Institute of Technology.

Theresa S. Treat, Vice President, Human Resources, joined Cutter & Buck in September 2002. Ms. Treat has over twenty years of experience in human resources and organizational development. From 2000 to 2001, she was Vice President of Human Resources at Onvia, Inc. From 1999 to 2000, she was Vice President of Human Resources at Pointshare, Inc. From 1996 to 1999, she served as the Human Resources Director at Nextlink Communications, Inc. From 1990 to 1996, she was Director of Human Resources at Horizon Airlines. Ms. Treat also served as a labor negotiator for employees in the state of Alaska between 1983 and 1990. Ms. Treat has a master’s degree in labor and industrial relations and a bachelor’s degree in industrial and organizational psychology, both from the University of Illinois.

Brian C. Thompson, Vice President and General Manager, Golf, Corporate, Collegiate/Pro Sports, International/Domestic Licensing, joined Cutter & Buck in 1996. Mr. Thompson has over fifteen years experience in sales and operations management. Mr. Thompson has managed the Company’s Corporate business unit since 2001. Between 1999 and 2000, he was Director of Operations. From 1996 through 1999, he held various management positions, including Distribution Center Manager and Import Manager. Prior to joining Cutter & Buck, Mr. Thompson held management positions in logistics and distribution. Mr. Thompson earned a bachelor of arts degree with a focus on economics from the University of Washington.

John E. McCullough, Vice President and General Manager, Specialty Retail, joined Cutter & Buck in August 1999. Mr. McCullough has over fifteen years of retail and wholesale management experience. Mr. McCullough has managed the Cutter & Buck Specialty Retail business unit since August 2004. From April 2003 to August 2004, Mr. McCullough held the position of National Business Development Manager. From 1999 until 2003, Mr. McCullough held various positions in the Cutter & Buck Company Store business unit, including Retail Operations Manager and General Manager. Prior to joining the Company in 1999, Mr. McCullough worked as a leasing agent for The Taubman Company, a mall developer. From 1990 until 1998, he held various management and buying positions with the Texas division of Dillards. Mr. McCullough earned a B.B.A. in marketing from the University of Texas in Austin.

Audit Committee

The Audit Committee, established in accordance with the regulations adopted by the Securities and Exchange Commission, is comprised of Messrs. Towne, Mounger and Southern. The Board of Directors has determined that each member of the Audit committee meets all applicable independence and financial literacy requirements of the Nasdaq National Market as currently in effect. The Board has also determined that Mr. Southern qualifies as an audit committee financial expert as defined in regulations adopted by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Based on our records and other information, Cutter & Buck believes that all SEC filing requirements applicable to its directors and officers were complied with for fiscal 2005.

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

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to (i) all individuals that served as our Chief Executive Officer, (ii) our four most highly compensated executive officers other than the CEO, and (iii) our former Executive Vice President and Manager of SBU Groups, whose disclosure would have been provided but for the fact that he was not serving as an executive officer of Cutter & Buck at the end of the last completed fiscal year, (the “Named Executive Officers”) for employment services rendered to Cutter & Buck during the fiscal year ended April 30, 2005:

	Annual Compensation							Long Term Compensation
								Awards			Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards		Securities Underlying Options	All Other Compensation
John T. Wyatt	2005	$192,298	(1)	$75,000		$9,798	(2)	$281,000	(3)	80,000	$154	(4)
Chief Executive	2004	$—		$—		$—		$—		—	$—
Officer and President	2003	$—		$—		$—		$—		—	$—
Ernest R. Johnson	2005	$215,582		$35,000		$—		$—		—	$414	(4)
Chief Financial	2004	$201,098		$40,000		$—		$—		24,000	$414	(4)
Officer, Senior Vice	2003	$101,538		$160,000	(5)	$—		$—		30,000	$—
President
William B. Swint	2005	$238,645		$—		$—		$—		—	$774	(4)
Chief Operations	2004	$149,918		$110,000	(6)	$10,700	(7)	$—		30,000	$648	(4)
Officer and Vice	2003	$—		$—		$—		$—		—	$—
President
Theresa S. Treat	2005	$160,431		$10,000		$—		$—		—	$270	(4)
Vice President,	2004	$145,797		$32,000		$—		$—		15,000	$168	(4)
Human Resources	2003	$63,527		$108,750	(5)	$—		$—		5,000	$—
Tom Danowski	2005	$190,522		$5,000		$—		$—		—	$180	(4)
Former Vice President,	2004	$14,615		$1,500		$—		$—		20,000	$—
Marketing(8)	2003	$—		$—		$—		$—		—	$—
Frances M. Conley	2005	$351,481		$—		$—		$—		—	$251,051	(9)
Former Chief	2004	$382,383		$125,000		$—		$—		—	$1,192	(4)
Executive Officer	2003	$367,711		$187,500	(5)	$—		$63,000		190,000	—-
Jim C. McGehee	2005	$82,145	(10)	$—		$—		$—		—	$102,525	(11)
Former Executive Vice	2004	$247,332		$25,000		$—		$—		12,000	$432	(4)
President and Manager	2003	$242,556		$218,000	(5)	$—		$—		20,000	$384	(4)
of SBU Group(10)

          (1)  Mr. Wyatt commenced employment with the Company on December 11, 2005.

          (2)  This amount includes $2,298 for country club membership dues and $7,500 for temporary housing allowance based on the Employment Agreement between Mr. Wyatt and the Company dated as of December 11, 2004, and amended on July 5, 2005.

          (3)  Named Executive Officers will be entitled to receive any dividends declared on the Company’s common stock, on their shares of restricted stock. During fiscal 2005, 20,000 shares of restricted stock were awarded to Mr. Wyatt upon commencement of his employment. These shares vest equally over a three-year period from the date of his employment. The following amount represents the aggregate number of unvested shares of restricted stock held by the Named Executive Officers as of April 30, 2005, and valued as of that date.

	Shares	Value
John T. Wyatt	20,000	$269,600

          (4)  Represents term life insurance premiums.

          (5)  These amounts represent awards under the Company’s retention incentive program. Under this program, the executives received the identified cash award upon their continued employment with the Company over an 18-month period following the date of the award. Awards were paid in March 2004.

          (6)  This amount represents a $30,000 bonus payment and an $80,000 award (“Cash Award”) under the Company’s retention incentive program. Under this program, Mr. Swint received the Cash Award for service with the Company through October 31, 2004. As a result of a typographical error in the proxy dated September 24, 2004, the bonus amount reported omitted the Cash Award.

          (7)  This amount represents a $10,700 payment for relocation expense reimbursement.

          (8)  Mr. Danowski terminated employment with the Company on July 31, 2005.

          (9)  Ms. Conley terminated employment with the Company on March 15, 2005. This amount represents a $250,000 separation payment based on the Transition Agreement dated as of July 10, 2004 between Ms. Conley and the Company. This amount also includes $1,051 for term life insurance premiums.

    (10)  Mr. McGehee terminated employment with the Company on December 31, 2004.

    (11)  This amount represents a $102,225 separation payment based on the Separation and Release Agreement dated as of December 9, 2004, between Mr. McGehee and the Company. This amount also includes $300 for term life insurance premiums.

Option Grants

The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2005:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Date Present Value(2)
John T. Wyatt	80,000	(1)	75%	$14.05	12/13/2014	$532,376

(1)          The option vests in equal one-third amounts on each twelve (12) month anniversary of continuous service to the Company as Chief Executive Officer and President. To the extent not already vested, the options generally become fully vested and exercisable upon a change in control of Cutter & Buck.

(2)          This column represents the present value of the options on the grant date using the Black-Scholes valuation method. The actual value, if any, that an executive officer may realize may be greater or less than the grant date present value set forth in the table. The following assumptions were used in order to determine the grant date present value:

Volatility	.61
Risk-free rate of return	3.56%
Dividend yield	2.0%
Time of exercise	5 Years

Option Exercises and Fiscal Year-End Option Table

The following table sets forth certain information as of April 30, 2005 regarding options held by the Named Executive Officers:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at Fiscal Year End		at Fiscal Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John T. Wyatt	—	$—	0	80,000	$—	$—
Ernest R. Johnson	—	$—	46,166	7,834	$438,462	$74,958
William B. Swint	—	$—	25,000	5,000	$219,250	$43,850
Theresa S. Treat	—	$—	18,750	1,250	$178,338	$11,663
Tom Danowski	—	$—	6,666	13,334	$20,465	$40,935
Frances M. Conley	201,887	$2,150,281	—	—	$—	$—
Jim C. McGehee	147,750	$878,039	—	—	$—	$—

Compensation of Directors

The following fees are paid to directors who are not one of our officers or employees:

Annual Chairman retainer	$25,000
Annual board of directors retainer	$20,000
Chairman attendance for each board of directors meeting	$3,000
Attendance for each board of directors meeting	$2,000
Attendance for each non-audit committee meeting	$1,000
Attendance for each audit committee meeting	$2,000

In addition, each director who is not an officer or employee receives an annual option grant to purchase 7,500 shares of our common stock at the fair market value of the common stock on the date of grant and a quarterly $350 clothing allowance towards the purchase of Cutter & Buck clothing at the same discount afforded to employees. One of our directors also participated in the Company’s medical insurance plan during fiscal 2005 and continues to participate in the plan in fiscal 2006. Directors who participate in the plan pay the full cost of their premiums and the Company does not incur additional costs related to the directors’ participation.

All directors are entitled to reimbursement for expenses incurred in traveling to and from board meetings.

Employment Contracts and Termination of Employment and Change-in Control Arrangements

On December 11, 2004, Cutter & Buck entered into an employment agreement with John T. Wyatt. Under the terms of Mr. Wyatt’s employment agreement, Mr. Wyatt will serve as the Chief Executive Officer and President of Cutter & Buck for an initial term of two years, unless earlier removed. The employment agreement provides that Wyatt will receive an annual base salary of Five Hundred Thousand Dollars ($500,000) and requires Cutter & Buck to provide relocation assistance to Wyatt of up to Two Hundred Sixty-five Thousand Dollars ($265,000). In addition, the employment agreement calls for Wyatt to receive options to purchase Eighty Thousand (80,000) shares of Cutter & Buck stock and Twenty Thousand (20,000) shares of Cutter & Buck restricted stock. Finally, upon any termination of Wyatt’s employment by Cutter & Buck without cause, or by Wyatt for good reason, the employment agreement calls for Cutter & Buck to pay Wyatt an amount equal to twelve months of his then current base salary in exchange for Wyatt’s compliance with certain noncompetition covenants.

In July 2005, the Compensation Committee approved amendments to the terms of Mr. Wyatt’s employment agreement with Cutter & Buck to (i) increase the maximum amount of temporary living quarters expenses reimbursable by Cutter & Buck to Wyatt from $2,500 per month to $4,980 per month, effective retroactively from December 11, 2004, and (ii) extend the period for which Wyatt would be entitled to those reimbursements until the earlier of February 2006 or when Wyatt secures permanent housing. In connection with these reimbursement payments for temporary living quarters, Wyatt will be entitled to receive an additional tax gross-up payment from Cutter & Buck so that on a net after-tax basis, the result to Wyatt would be the same as if all federal, state and local income taxes had not been imposed on the reimbursement payments.

On December 11, 2004, Cutter & Buck entered into a change in control agreement with Mr. Wyatt. Under the terms of that agreement, and conditioned upon the occurrence of the termination of Wyatt’s employment with Cutter & Buck in connection with certain changes in control of the Company, Cutter & Buck may be obligated to pay Wyatt an amount equal to two hundred percent (200%) of his then current annual base salary. In exchange for any such payment, Wyatt would be required to comply with certain noncompetition covenants for a period of twenty-four months following his termination.

Ernest R. Johnson, William B. Swint, and Theresa S. Treat are a party to change in control agreements with us. The agreements obligate the Company to make a lump sum payment of eighteen months’ base salary to the respective officers if they were terminated or upon certain resignations, both in connection with a change in control transaction. In connection with the change in control agreements, Johnson, Swint, and Treat signed Confidentiality and Noncompetition Agreements.

During fiscal year 2005, the company entered into a Transition Agreement with Ms. Frances M. Conley, our former Chairman and Chief Executive Officer. Under that agreement, Conley retained her salary of $400,000 per annum through March 15, 2005 and was paid an additional one-time cash payment of $250,000 upon her completion of the term of the Transition Agreement on March 15, 2005.

On December 8, 2005, the company entered into a Separation and Release Agreement with Jim C. McGehee, the former Executive Vice President and Manager of SBU Group. Under that agreement, McGehee receives monthly payments of $20,445 through September 2005 in exchange for release of any and all claims against the Company and for a noncompetition clause through September 30, 2005.

On July 19, 2005, the company entered into a Separation and Release Agreement with Tom Danowski, the former Vice President, Marketing. Under that agreement, Danowski receives amounts equal to his monthly salary of $15,800 through January 2006, plus other cash consideration totaling approximately $8,000 in exchange for release of any and all claims against the Company and for a noncompetition clause through January 31, 2006.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee is responsible for establishing the compensation for the Company’s Chief Executive Officer and President and executive officers, approving compensation philosophies for the Company, and administering the Company’s stock-based compensation plans.

The committee is composed exclusively of independent, non-employee directors, as defined by the rules of the Securities and Exchange Commission and the NASD.

Compensation Goals

The overall goal of the committee is to foster compensation policies and executive compensation practices that attract, engage, and motivate high caliber talent by offering a competitive pay and benefits program. We are committed to a total compensation philosophy and structure that provides flexibility in responding to market factors; that rewards and recognizes superior performance; that attracts highly skilled, experienced and capable employees; and that is fair and fiscally responsible.

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

Base Salaries

Base salaries for all officers were reviewed by the committee during fiscal year 2005. In evaluating salaries, the committee uses formal and informal compensation surveys of companies of similar size with whom we compete for labor talent and considers each officer’s contribution to team-building efforts and individual performance (measured against strategic management objectives such as sales growth, market position, and increased brand identity) during the prior year. The types and relative importance of specific financial and other business objectives vary among the company’s officers depending on their positions and the particular operations or functions for which they are responsible.

Equity-Based Incentives

We have granted equity-based incentives to certain executives and employees since 1991. The compensation committee makes these grants to executives and employees whose performance is important to the company and who are believed capable of significant contributions in the future. The size of previous option grants and the number of options currently held by an executive are also taken into account in determining the number of options granted by the committee. The objective of these awards is to align the interests of company executives with those of company shareholders, since stock options produce value to executives only if the company’s stock appreciates in value.

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

Our current plans also allow us to grant restricted stock and stock appreciation rights to officers and employees of the company and its subsidiaries. Over the past fiscal year, 20,000 shares of restricted stock were awarded pursuant to the terms of our Chief Executive Officer and President’s employment agreement. No stock appreciation rights have been issued to date. In the future, the committee anticipates making more of its equity-based awards in the form of restricted stock as a better means of aligning the interests of employees with those of our shareholders.

Other Monetary Incentives

Bonuses under the annual incentive bonus plan are payable for the prior fiscal year following the completion of that fiscal year. Under the annual incentive bonus plan, each executive is eligible to receive an annual cash bonus from a cash bonus pool based upon the achievement of certain pre-tax, pre-restatement and pre-bonus earnings targets. Although the company did not meet its financial objectives for fiscal year 2005, the committee approved aggregate bonuses of $78,000 to five of our executive officers based upon the committee’s determination that they met non-financial related performance goals in connection with key elements of their position with the company. In addition, the committee approved a bonus of $75,000 to John T. Wyatt, as described below.

Compensation of the Chief Executive Officer and President

In September 2004, Frances M. Conley resigned as our Chairman and Chief Executive Officer. Following Ms. Conley’s resignation, William B. Swint assumed the role of Interim Chief Executive Officer and President until the Company named John T. Wyatt as Chief Executive Officer and President in December 2004.

John T. Wyatt

In assembling the Chief Executive Officer and President’s compensation package, the committee pursues the same objectives which apply to the Company’s other executive officers. The committee’s overall goal is to set Mr. Wyatt’s salary at the median base for competitors that are similar in industry, size and performance. Mr. Wyatt’s compensation consists of base salary, cash bonus and equity-based compensation. Mr. Wyatt’s compensation takes into account the historic chief executive officer compensation practices of the Company with respect to base salary and provides an annual cash bonus opportunity and equity-based compensation that are designed to provide appropriate incentives to Mr. Wyatt to build shareholder value over the term of his employment agreement.

On December 11, 2004, we entered into an employment agreement with Mr. Wyatt, pursuant to which Mr. Wyatt serves as Chief Executive Officer and President. The agreement is for an initial term of two years during which Mr. Wyatt will receive a base salary of $500,000 per year. In addition, Mr. Wyatt is entitled to an annual performance compensation consisting of cash awards of up to thirty percent of Mr. Wyatt’s base salary upon the achievement of pre-established performance objectives. Based upon Mr. Wyatt’s performance during fiscal year ending April 30, 2005, the committee approved a bonus of $75,000 to Mr. Wyatt.

In July 2005, the committee approved amendments to the terms of Mr. Wyatt’s employment agreement with Cutter & Buck to: (i) increase the maximum amount of temporary living quarters expenses reimbursable by Cutter & Buck to Mr. Wyatt from $2,500 per month to $4,980 per month, effective retroactively from December 11, 2004, and (ii) extend the period for which Mr. Wyatt would be entitled to those reimbursements until the earlier of February 2006 or when Mr. Wyatt secures permanent housing. In connection with these reimbursement payments for temporary living quarters, Mr. Wyatt will be entitled to receive an additional tax gross-up payment from Cutter & Buck so that, on a net after-tax basis, the result to Mr. Wyatt would be the same as if all federal, state and local income taxes had not been imposed on the reimbursement payments.

William B. Swint

Mr. Swint’s compensation for fiscal year 2005 consisted of his regular base salary of $175,000 for his service as our Chief Operations Officer and Vice President. In addition, for Mr. Swint’s service as our Interim Chief Executive Officer, the committee increased Mr. Swint’s base salary from $175,000 to $295,000. The committee has set Mr. Swint’s current base salary at $250,000 for his services as our Chief Operations Officer and Vice President. Mr. Swint did not receive a bonus for fiscal year 2005.

Frances M. Conley

During fiscal year 2005, the company entered into a Transition Agreement with Ms. Frances M. Conley, our former Chairman and Chief Executive Officer. Under that agreement, Ms. Conley retained her salary of $400,000 per annum through March 15, 2005, and was paid an additional one-time cash payment of $250,000 upon her completion of the term of the Transition Agreement on March 15, 2005.

Dated: August 9, 2005	COMPENSATION COMMITTEE: Larry C. Mounger (Chair); Henry L. (Skip) Kotkins, Jr.; Whitney R. Tilson

Performance Graph

The following graph compares the cumulative total return of our common stock, the NASDAQ Stock Market-U.S. Index, and the NASDAQ Non-Financial Index. The cumulative total return of our common stock assumes $100 invested on April 30, 2000, in Cutter & Buck Inc. common stock.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 12, 2005, information with respect to the beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers who are listed in the compensation tables set forth in Item 11, above (the “Named Executive Officers”), and (iv) all our directors and executive officers as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

Name and Address	Shares Beneficially Owned	Percentage of Class
Pirate Capital LLC(1)	1,430,340	12.5%
Wells Capital Management, Inc.(2)	1,308,375	11.4%
Royce & Associates LLC(3)	1,291,241	11.3%
T. Rowe Price Associates, Inc.(4)	1,063,500	9.3%
Dimensional Fund Advisors Inc.(5)	758,475	6.6%
Frances M. and Gerald R. Conley	203,126	1.8%
Whitney R. Tilson(6)	159,932	1.4%
Larry C. Mounger(7)	92,740	*
James C. Towne(8)	62,036	*
Henry L. (Skip) Kotkins, Jr.(9)	32,500	*
Douglas G. Southern(10)	27,500	*
Ernest R. Johnson(11)	56,333	*
William B. Swint(12)	30,000	*
John T. Wyatt(13)	20,000	*
Theresa S. Treat(14)	20,000	*
Tom Danowski (15)	6,666	*
Jim C. McGehee	0	*
All directors and executive officers as a group (14 persons)(16)	722,739	6.3%

                 *  Less than one percent

       (1)  Based on an amended schedule 13D filed, pursuant to the Exchange Act, by Pirate Capital LLC (“Pirate”) and Thomas R. Hudson, Jr. Pirate is a limited liability company, organized under the laws of Delaware, whose principal executive office is 200 Connecticut Avenue, 4th Floor, Norwalk, CT 06854. Mr. Hudson is the sole owner and Managing Member of Pirate and a citizen of the United States. Each of the aforesaid reporting persons is deemed to be the beneficial owner of the shares listed in the table above, which shares are owned of record, in part, by each of Jolly Roger Fund LP, Jolly Roger Offshore Fund Ltd and Mint Master Fund Ltd (the “Holders”). Pirate and Mr. Hudson disclaim that they and /or the Holders are members of a group as defined by Regulation 13D-G.

       (2)  Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Wells Capital Management, Inc. has sole voting and dispositive power for all of those shares. The address of Wells Capital Management, Inc. is 525 Market Street, San Francisco, CA 94105.

       (3)  Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Royce & Associates, LLC has sole voting and dispositive power for all of those shares. The address of Royce & Associates, LLC is 1414 Avenue of the Americas, Ninth Floor, New York, NY 10019.

       (4)  The shares are owned by various institutional investors, which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser, with power to direct investments. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202.

       (5)  Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Dimensional Fund Advisors Inc. has sole voting and dispositive power for all of those shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

       (6)  Includes 135,091 shares held by the T2 Accredited Fund, LP and 17,341 shares held by the Tilson Offshore Fund, Ltd. Mr. Tilson is the founder and Managing Partner of T2 Partners Management LP, which manages the T2 Accredited Fund, LP, and Tilson Offshore Partners, LLC, which manages the Tilson Offshore Fund, Ltd. Includes 7,500 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

       (7)  Includes 55,404 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

       (8)  Includes 51,936 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

       (9)  10,000 shares are held by Skyway Luggage Company (“Skyway”). Mr. Kotkins beneficially owns 100% of Skyway and in such capacity has sole voting and investment power over the shares held by Skyway. Includes 22,500 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(10)  Includes 22,500 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(11)  Includes 52,333 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(12)  Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(13)  During fiscal 2005, 20,000 shares of restricted stock were awarded to Mr. Wyatt upon commencement of his employment with the Company. These shares vest equally over a three-year period from the date of his employment.

(14)  Includes 20,000 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(15)  Represents 6,666 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

(16)  Includes 280,214 shares issuable upon exercise of options exercisable within 60 days of August 12, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of April 30, 2005, information related to our equity compensation plans:

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

(A)       On both November 15, 2002, and June 16, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase 30,000 shares of the Company’s common stock to newly hired executives. The options are exercisable at prices of $3.67 and $4.55 per share, respectively, which were the closing prices of the Company’s common stock on the dates of grant. Each option is exercisable for a period of 10 years, subject to earlier termination in the event of a change in the executive’s employment with the Company.

Item 13.   Certain Relationships and Related Transactions

None

Item 14.   Principal Accounting Fees and Services

Audit Fees

The following table summarizes the aggregate fees billed to the Company by Ernst & Young for fiscal years ended April 30, 2005 and 2004:

	2005	2004
Audit fees(1)	$732,500	$254,000
Audit-related fees(2)	—	2,000
Tax fees(3)	175,000	100,000
All other fees(4)	2,500	37,000
	$910,000	$393,000

(1)          Audit fees are for the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements. 2005 fees include $385,000 related to the audit of internal controls pursuant to the Sarbanes-Oxley Act.

(2)          Audit-related fees are for accounting advisory services related to accounting standards and policies.

(3)          Tax fees billed in 2005 and 2004 were for federal, state, local, and international income tax compliance; federal income tax audit assistance; and tax planning services.

(4)          All other fees during 2005 were for subscription to online accounting research tool. 2004 fees also included services related to the restatement of the Company’s financial statements for previous periods and services related to the wind down of the Company’s German subsidiary.

Pre-Approval Policies and Procedures

All of the services performed by Ernst & Young in fiscal 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its June 21, 2004, meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditors may perform. The policy requires that the Committee pre-approve all audit and non-audit services (including internal control-related services) provided by the independent auditor. In addition, the Company will not engage the independent auditor for services billed on a contingent fee basis. The approval of these audit and permitted non-audit services may be given at any time, up to a year before commencement of the specified service. While retaining the authority to pre-approve these services, the Committee also has delegated pre-approval authority to each member of the Audit Committee, provided any use of this authority is reported to the Committee at its next scheduled meeting.

PART IV

Item 15.   Exhibits

31.1	Certification of the Company’s Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Company’s Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Company’s Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Company’s Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)          A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
August 26, 2005	By:	/s/ JOHN T. WYATT
John T. Wyatt
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN T. WYATT John T. Wyatt	Chief Executive Officer, President, and Director (Principal Executive Officer)	August 26, 2005
/s/ ERNEST R. JOHNSON Ernest R. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2005
/s/ DOUGLAS G. SOUTHERN Douglas G. Southern	Chairman	August 26, 2005
/s/ HENRY L. KOTKINS, JR. Henry L. Kotkins, Jr.	Director	August 26, 2005
/s/ LARRY C. MOUNGER Larry C. Mounger	Director	August 26, 2005
/s/ WHITNEY R. TILSON Whitney R. Tilson	Director	August 26, 2005
/s/ JAMES C. TOWNE James C. Towne	Director	August 26, 2005