Form 10-Q
period 2005-07-31
CUTTER & BUCK INC
filed 2005-09-09
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-26608

CUTTER & BUCK INC.

(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1474587
(State of incorporation)	(I.R.S. Employer Identification No.)

701 N. 34th Street, Suite 400

Seattle, WA 98103

(Address of principal executive offices)

(206) 622-4191

(Registrant’s telephone number)

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
☐ Yes ☒ No

The number of shares of Common Stock of the registrant outstanding as of September 1, 2005 was 11,145,238.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	July 31, 2005	April 30, 2005	July 31, 2004
	(unaudited)		(unaudited)
(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$12,845	$11,752	$17,131
Short-term investments	30,275	28,831	26,400
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,381 at July 31, 2005, $1,455 at April 30, 2005 and $2,246 at July 31, 2004	18,188	21,814	18,118
Inventories, net	28,687	25,398	25,938
Income tax receivable	507	919	—
Deferred income taxes	2,328	2,412	2,566
Prepaid expenses and other current assets	2,678	2,317	2,232
Total current assets	95,508	93,443	92,385

Furniture and equipment, net	6,747	6,734	5,659
Deferred income taxes	171	165	376
Other assets	1,600	1,614	1,819
Total assets	$104,026	$101,956	$100,239

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,107	$3,077	$5,321
Accrued liabilities	7,131	7,631	6,011
Income taxes payable	—	—	2,279
Current portion of capital lease obligations	46	111	449
Total current liabilities	12,284	10,819	14,060

Other liabilities	3,194	3,262	3,518
Total liabilities	15,478	14,081	17,578

Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 11,195,363 issued and outstanding at July 31, 2005, 11,220,376 at April 30, 2005, and 10,822,418 at July 31, 2004	67,082	67,750	65,339
Deferred compensation	(222)	(246)	—
Retained earnings	21,688	20,371	17,322
Total shareholders’ equity	88,548	87,875	82,661
Total liabilities and shareholders’ equity	$104,026	$101,956	$100,239

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	July 31, 2005	July 31, 2004
(in thousands, except share and per share amounts)
Net sales	$29,741	$31,899
Cost of sales	15,696	16,147
Gross profit	14,045	15,752

Operating expenses:
Selling, general and administrative	10,916	10,013
Depreciation	666	766
Restatement expenses	(483)	14
Total operating expenses	11,099	10,793
Operating income	2,946	4,959

Interest income (expense)
Interest income	308	104
Interest expense	(8)	(17)
Net interest income (expense)	300	87
Pre-tax income	3,246	5,046
Income tax expense	1,144	1,796
Net income	$2,102	$3,250

Basic earnings per share:	$0.19	$0.30
Diluted earnings per share:	$0.18	$0.29

Shares used in computation of:
Basic earnings per share	11,164,397	10,773,247
Diluted earnings per share	11,438,186	11,347,497

Cash dividends declared per share of common stock outstanding	$1.41	$0.05

See accompanying notes.

CUTTER & BUCK INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	July 31, 2005	July 31, 2004
(in thousands)
Operating activities:
Net income	$2,102	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	679	812
Tax benefit on exercise of stock options	165	—
Deferred income taxes	78	—
Deferred compensation	24	—
Deferred gain on sale and leaseback of capital assets	—	(1)
Changes in assets and liabilities:
Accounts receivable, net	3,626	4,384
Inventories, net	(3,289)	(4,000)
Prepaid expenses and other assets	(347)	60
Accounts payable, accrued liabilities and other liabilities	1,462	958
Income taxes payable	412	1,062
Net cash provided by operating activities	4,912	6,525

Investing activities:
Purchases of furniture and equipment	(692)	(180)
Purchases of short-term investments	(26,308)	(20,418)
Maturities of short-term investments	24,864	11,970
Net cash used in investing activities	(2,136)	(8,628)

Financing activities:
Issuance of common stock	483	399
Repurchases of common stock	(1,316)	(176)
Payment of dividends	(785)	(541)
Principal payments under capital lease obligations	(65)	(163)
Net cash used in financing activities	(1,683)	(481)

Net increase (decrease) in cash and cash equivalents	1,093	(2,584)
Cash and cash equivalents, beginning of period	11,752	19,715
Cash and cash equivalents, end of period	$12,845	$17,131

See accompanying notes.

Cutter & Buck Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The Company has one operating segment, the design, sourcing, and marketing of men’s and women’s sportswear, fashion, and outerwear apparel. The information for this segment is the information used by the Company’s chief operating decision maker to evaluate operating performance.

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The Company’s revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2005, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2005, included in the Company’s filing on Form 10-K.

Note 2. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Pursuant to Statement of Financial Accounting Standards no. 13, Accounting for Leases, the Company accounts for lease expense and sublease income on a straight-line basis over the terms of the related leases. This accounting generally results in a deferred asset (for the sublease income) and a deferred liability (for the lease expense) recorded on the balance sheet. Prior to the first quarter of fiscal 2006, the Company has netted the deferred asset and liability and reported the net amount as a current liability. The Company is now reporting the deferred asset ($1.4 million) and the deferred liability ($1.4 million) as separate items. The prior year netted amounts have been reclassified to conform to the current year presentation.

Note 3. Short-term Investments

Short-term investments held-to-maturity consists of United States government treasury bills and agency debt and U.S. corporate debt securities with maturity dates within one year of the purchase date. Amortized cost includes the initial purchase amount plus accrued interest of $119,000, $96,000, and $42,000 as of July 31, 2005, April 30, 2005, and July 31, 2004, respectively:

July 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. corporate debt	$25,915	$—	$(65)	$25,850
U.S. government treasury bills	3,980	—	(3)	3,977
U.S government agency debt	499	—	(2)	497
	$30,394	$—	$(70)	$30,324

April 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. corporate debt	$27,880	$—	$(12)	$27,868
U.S government agency debt	1,047	—	(9)	1,038
	$28,927	$—	$(21)	$28,906

July 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
U.S. corporate debt	$26,442	$—	$(9)	$26,433
	$26,442	$—	$(9)	$26,433

Note 4. Debt

On March 10, 2005, the Company entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. secured by all assets of the Company, for a $35 million line of credit. Borrowings under this agreement will bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The company is in compliance with all terms and covenants of this agreement. On July 31, 2005, letters of credit outstanding against this line of credit totaled approximately $5,985,000 and there were no working capital advances outstanding.

Note 5. Shareholders’ Equity

During the three months ended July 31, 2005, the Company sold 80,484 shares under its employee stock purchase plan and pursuant to the exercise of stock options. During the same period, the Company repurchased 105,497 shares under its stock repurchase program.

On September 6, 2005, the Board declared a quarterly dividend of $0.07 per share payable on October 12, 2005, to shareholders of record on September 28, 2005.

On July 5, 2005, the board of directors approved a special dividend of $1.34 per share, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee stock-based compensation awards to offset the impact of this dividend. If these amendments are approved, the special cash dividend will be payable on November 16, 2005, to shareholders of record on November 2, 2005.

Note 6. Restructuring and Asset Impairment

The Company had two restructuring plans, which are now complete. There is a liability recorded as a result of one of the plans for remaining lease payments due for excess warehouse capacity, all of which is currently being subleased and which management believes will continue to be subleased through the end of the Company’s lease term in 2011.

For the three months ended July 31, 2005, activity in the accrued liability account consisted of the following:

	Balance at April 30, 2005	Subsequent Accruals, Net	Subsequent Payments	Balance at July 31, 2005	Due Within 1 Year	Due After 1 Year
(in thousands)
Lease obligations	$2,215	$—	$(80)	$2,135	$320	$1,815

Note 7. Restatement Expenses

In fiscal 2002, the Company restated certain financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming the Company and certain of its current and former directors and officers as defendants. The Company settled those lawsuits in fiscal 2003. Although the restatement has been completed, the Company continues to incur legal costs in connection with the indemnification of former officers and the lawsuit against Genesis Insurance Company. Future expenses related to these matters cannot be estimated at this time.

On August 1, 2005, a decision by an appellate court reaffirmed a previous decision in favor of Genesis. Previously, the Company had determined that it was probable that an insurance premium would need to be repaid to Genesis. Although the Company has petitioned for a rehearing of the appellate court decision, based on the court’s decision, management determined that it is not probable the Company will be required to repay the premium for the policy in question. Based upon this change to the estimate of probability, the Company reversed the $585,000 that had been recorded for this liability during the quarter ended July 31, 2005.

Note 8. Income Taxes

The Company recorded $1,144,000 of income tax expense in the first three months of fiscal year 2006 compared to $1,796,000 of income tax expense in the first three months of fiscal year 2005. The effective rates for income taxes were 35.2% and 35.6% for the first three months of fiscal years 2006 and 2005, respectively.

Note 9. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation represent the restricted stock grant to the Company’s CEO and the net shares issuable upon assumed exercise of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended July 31:

	2005	2004
(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$2,102	$3,250

Denominator for basic earnings per share:
Weighted average common shares	11,164,397	10,773,247
Dilutive effect of employee stock options and awards	273,789	574,250
Denominator for diluted earnings per share	11,438,186	11,347,497

Basic earnings per share	$0.19	$0.30
Diluted earnings per share	$0.18	$0.29

Note 10. Stock-Based Compensation

The Company accounts for its share-based payments using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure.” Compensation expense for stock options is recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s plans, stock options are generally granted at fair market value on the date of grant. The Company also has an Employee Stock Purchase Plan that allows eligible employees to purchase Company stock at a 15% discount from market price utilizing payroll deductions.

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

The required adoption date of SFAS No. 123(R) for the Company, as amended by the SEC in Securities Act Release 33-8568, dated April 15, 2005, is the beginning of fiscal 2007. SFAS No. 123(R) permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the above requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS No. 123 for either all periods presented or for only prior interim periods of the year of adoption. Management is currently planning to adopt this new standard in the first quarter of fiscal 2007 and is still reviewing the adoption alternatives.

Based upon the unamortized portion of the fair value of options outstanding as of July 31, 2005, as estimated as of their grant dates pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position. However, the impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted or modified in the future.

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income (loss) and net earnings (loss) per share would have been as follows:

	Three Months Ended July 31,
	2005	2004
(in thousands, except per share amounts)
Net income, as reported	$2,102	$3,250
Add employee stock-based compensation expense, net of tax, as reported	16	—
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(76)	(291)
Pro forma net income	$2,042	$2,959
Earnings per share:
Basic - as reported	$0.19	$0.30
Basic - pro forma	$0.18	$0.27
Diluted - as reported	$0.18	$0.29
Diluted - pro forma	$0.18	$0.26

No options were granted during the quarter ended July 31, 2005. The fair value for options granted during the quarter ended July 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

2004
Risk-free interest rate	2.6%
Volatility	57%
Expected life	5 years
Dividend yield	2%

Note 11. Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington (“District Court”), alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). On August 1, 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis. On August 22, 2005, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. It is uncertain when the Court of Appeals will act on the Company’s petition.

Note 12. Subsequent Events

During the period from July 31, 2005, to August 26, 2005, the Company has repurchased 58,000 shares under its stock repurchase program at an average price of $13.29 per share.

The Company has a Shareholder Rights Plan (“Rights Plan”), under which a dividend of one Right was distributed for each outstanding share of common stock. The Rights Plan is currently set to expire in November 2008. On September 3, 2005, as part of the Company’s ongoing review of its corporate governance policies, the board of directors voted to seek an amendment to the Rights Plan so that it will expire three years early, on November 18, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: the special risk factors set forth in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended April 30, 2005; the ability of the Company to control costs and expenses; costs associated with the upgrade and replacement of some of our computer systems; costs associated with our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; the Company’s ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; the Company’s ability to appropriately price its products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining the integrity of the Company’s technology and information systems while enhancing and changing systems; attracting and retaining employees, including key management personnel; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions and additional threatened terrorist attacks and responses thereto, including war. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

All references to fiscal years are references to our fiscal years ending April 30.

Overview

Cutter & Buck designs, sources, markets, and distributes high-quality sportswear under the Cutter & Buck brand. We sell our products primarily through corporate accounts, golf pro shops and resorts, upscale specialty and department retail stores, and international distributors and licensees. Our mission is to build a premium global consumer apparel brand by creating distinctively original product. Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers and end consumers and design products to meet those needs.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data expressed as a percentage of net sales.

	Three Months Ended
	July 31, 2005	July 31, 2004
Net sales	100.0%	100.0%
Cost of sales	52.8	50.6
Gross profit	47.2	49.4

Operating expenses:
Selling, general and administrative	36.7	31.4
Depreciation	2.2	2.4
Restatement expenses	(1.6)	—
Total operating expenses	37.3	33.8
Operating income	9.9	15.6
Net interest income (expense)	1.0	0.2
Pre-tax income	10.9	15.8
Income tax expense	3.8	5.6
Net income	7.1%	10.2%

Three Months Ended July 31, 2005 Compared With Three Months Ended July 31, 2004

Net Sales

During the first quarter of fiscal 2006, net sales decreased approximately $2.2 million, or 6.8%, to $29.7 million from $31.9 million in the same period of the prior year. The detail of net sales by business unit was as follows:

	Three Months Ended July 31,		Increase	Percent
	2005	2004	(Decrease)	Change
(in thousands, except percent change)
Corporate	$13,742	$15,143	$(1,401)	(9.3)%
Golf	7,891	8,827	(936)	(10.6)
Specialty Retail	5,478	5,322	156	2.9
International	748	685	63	9.2
Other	1,882	1,922	(40)	(2.1)
Total	$29,741	$31,899	$(2,158)	(6.8)%

Net sales in our Corporate business unit decreased by $1.4 million, to $13.7 million from $15.1 million in the same period of the prior year. The decline is attributed to increased competition for the corporate business, especially from private-label brands. In January 2004, the Company launched a corporate catalog featuring updated designs, which had a positive impact on sales through the third quarter of fiscal 2005. The Company’s 2005 Classics line does not feature as many changes as the prior year and management believes this has also impacted sales. Therefore, the Company has begun a process of phasing-out many of its existing Classic styles and plans an extensive ‘refreshening’ of this line for its calendar 2006 lines, which will begin shipping in the third quarter of fiscal 2006.

In the first quarter of fiscal 2006, net sales in our Golf business unit decreased by $0.9 million, to $7.9 million from $8.8 million in the same period of the prior year. This was primarily due to lower sales at tournaments ($0.7 million). Tournament sales in the first quarter of fiscal 2005 were driven by the Ryder Cup. The Company only generates sales from this event when it is held in the United States, every fourth year. An additional $0.8 million of revenue was generated by the Ryder Cup tournament during the second quarter of fiscal 2005. The opportunity for those sales will not be present in the second quarter of fiscal 2006 and our tournament revenue will be lower as a result.

Net sales for the first quarter of fiscal 2006 in our other business units, Specialty Retail, International and Other, were consistent with the first quarter of fiscal 2005.

Gross Profit

In the first quarter of fiscal 2006, gross profit was 47.2% of net sales compared to 49.4% in the same period of the prior year. Based on lower than expected sales of our Spring 2005 line during the first quarter of fiscal 2006, as well as a fairly extensive ‘refreshing’ of our Classics line, the Company increased its reserve for inventory by $0.5 million. The remaining decrease in gross margin is due to selective discounting and mix of sales among channels.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $10.9 million in the first quarter of fiscal 2006 compared to $10.0 million in fiscal 2005, an increase of $0.9 million. Salaries, wages, and related taxes increased approximately $0.7 million. This increase is primarily due to additional product design and development staffing and marketing expenditures, which began in the middle of the prior fiscal year, and additional employees hired in May 2005 for the expansion of the direct to consumer sales channel, as well as annual salary increases and merit pay. The company also recorded compensation expense during the first quarter of fiscal 2006 for employee severance costs and increased costs of relocating its Chief Executive Officer. Professional fees for the first quarter of fiscal 2006 were approximately $0.2 million higher than the first quarter of fiscal 2005 due to ongoing costs of compliance with the Sarbanes-Oxley act and consulting fees for state and local tax planning.

Restatement Expenses

During the quarter, the Company lost its appeal in its lawsuit against Genesis Insurance Company. Although the Company did not recover the damages it was seeking, it was not required to repay the premium for the policy in question and therefore the Company reversed approximately $0.5 million that had been recorded for this outstanding liability.

Income Taxes

We recorded approximately $1.1 million of income tax expense in the first quarter of fiscal 2006 compared to $1.8 million in the first quarter of fiscal 2005. The effective rates for income taxes in the first quarters of fiscal 2006 and 2005 were 35.2% and 35.6%, respectively.

Liquidity and Capital Resources

At July 31, 2005, our cash and short-term investments totaled $43.1 million compared to $43.5 million at July 31, 2004. During the first quarter of fiscal 2006, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first quarter of fiscal 2006 was $4.9 million compared to $6.5 million for the first quarter of fiscal 2005. The decrease in net cash provided by operating activities was primarily a result of the lower net income of $2.1 million in the first quarter of fiscal 2006, compared to $3.3 million in the first quarter of fiscal 2005, and our increased inventory balance as of July 31, 2005, resulting from lower than anticipated sales. The Company is planning to launch its 2006 corporate catalog in October, three months earlier than in fiscal 2005. Based on this, coupled with the existing inventory levels, management anticipates that inventory will likely remain in excess of prior year levels through the end of the third quarter, but will return to seasonally normal levels by the end of the fiscal year.

Net cash used in investing activities was $2.1 million in the first quarter of fiscal 2006 compared to $8.6 million in the first quarter of fiscal 2005. The decrease was primarily due to fewer net purchases of short-term investments in fiscal 2006, as the Company already had a substantially larger proportion of investments with maturities greater that 90 days at the end of fiscal 2005 than fiscal 2004. The Company incurred $0.7 million of capital expenditures during the quarter ended July 31, 2005. These investments related primarily to the implementation of the Company’s new enterprise resource planning (“ERP”) system and upgraded inventory warehousing system that were operational at the beginning of June 2005. Management plans to continue to invest in additional enhancements to these systems during the upcoming fiscal year. To support our operations, capital expenditures totaling approximately $3.5 million are planned for fiscal 2006. These capital expenditures will primarily consist of costs for information technology initiatives and our expanded direct to consumer business.

Net cash used in financing activities was $1.7 million in the first quarter of fiscal 2006, which primarily consisted of stock repurchases and dividend payments. The increase over the first quarter of fiscal 2005 was due to increased repurchases of the Company’s common stock and an increase in the quarterly dividend rate from $0.05 per share to $0.07 per share

During the quarter, the Company paid a cash dividend of $0.07 per share. On September 6, 2005, the Board declared a quarterly dividend of $0.07 per share, payable on October 12, 2005, to shareholders of record on September 28, 2005. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify these quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders. Additionally, on July 5, 2005, the board of directors approved a special dividend of $1.34 per share, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee stock-based compensation awards to offset the impact of this dividend. If these amendments are approved, the special cash dividend will be payable on November 16, 2005, to shareholders of record on November 2, 2005.

The Company initiated a stock repurchase program in March 2004. On July 5, 2005, the board extended this program to allow for an additional $10.0 million of stock repurchases beyond those already made through July 5, 2005. The purchases will be made from time to time in the open market or in privately negotiated transactions. During the first quarter of fiscal 2006, we purchased 105,497 shares of our common stock at an average price of $12.47, for a total repurchase of $1.3 million. Since the inception of the program through July 31, 2005, we have purchased 377,423 shares at an average price of $12.31. We have paid a total of $4.6 million to repurchase stock and, as of July 31, 2005, have authorization to make additional repurchases up to $9.6 million of stock. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors. The special dividend and the additional share repurchases represent approximately $25 million of capital the Company plans to return to shareholders.

In March 2005, the Company entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A., secured by all assets of the Company, for a $35 million line of credit. Any borrowings under this agreement would bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of July 31, 2005, the Company is in compliance with all of these covenants and there are no borrowings under this line of credit other than open letter of credit totaling approximately $6.0 million.

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. We believe the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements during fiscal 2006. Should management determine that cash on hand is insufficient to support continuation of the Company’s stock repurchase program, we have the ability to suspend the program at any time. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2006. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, and various other factors.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described in Item 7 in the Company’s filing on Form 10-K for the year ended April 30, 2005. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of July 31, 2005, was 113 days and the weighted average interest rate was 3.1%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that, as of July 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Controls

During the first quarter of fiscal 2006, the Company implemented SAP R/3 Enterprise System, an enterprise resource planning (“ERP”) system, which will serve as its new general ledger of record going forward. The implementation of this ERP system provides the Company a more technologically advanced information technology architecture that can be utilized throughout the organization and leveraged to interface with other computer systems. The implementation of the ERP system has significantly impacted the Company’s operations by eliminating certain manual processes and interfaces and automating and streamlining certain tasks.

Other than as mentioned above, during our most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

The Company remains a party to its lawsuit against Genesis Insurance Company. The Company’s complaint, which was originally filed in the United States District Court for the Western District of Washington (“District Court”), alleged that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). On August 1, 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis. On August 22, 2005, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. It is uncertain when the Court of Appeals will act on the Company’s petition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table sets forth our purchases of our common stock for the fiscal quarter ended July 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
May 05/01/05- 05/31/05	72,297	$12.14	72,297	$1,790,487
June 06/01/05- 06/30/05	0	$0.00	0	$1,790,487
July 07/01/05- 07/31/05	33,200	$13.20	33,200	$9,561,726

	105,497		105,497

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a)                                      Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Financial Officer
32.1	Section 1350 Certifications of the Company’s Chief Executive Officer
32.2	Section 1350 Certifications of the Company’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cutter & Buck Inc. (Registrant)
Dated: September 9, 2005	By	/s/ Ernest R. Johnson

Ernest R. Johnson
Chief Financial Officer and Senior Vice President
(Principal Accounting and Financial Officer)