Form 10-Q
period 2005-10-31
CUTTER & BUCK INC
filed 2005-12-09
CIK 948069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

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

The number of shares of Common Stock of the registrant outstanding as of December 2, 2005 was 10,934,304.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended October 31, 2005

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	October 31, 2005	April 30, 2005	October 31, 2004
(in thousands, except share amounts)	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,049	$11,752	$16,689
Short-term investments	23,260	28,831	25,880
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,453 at October 31, 2005, $1,455 at April 30, 2005 and $2,317 at October 31, 2004	19,511	21,814	19,216
Inventories, net	24,984	25,398	23,633
Income tax receivable	536	919	—
Deferred income taxes	2,290	2,412	2,566
Prepaid expenses and other current assets	2,739	2,317	2,438
Total current assets	90,369	93,443	90,422
Furniture and equipment, net	6,675	6,734	6,311
Deferred income taxes	174	165	376
Other assets	1,552	1,614	1,812
Total assets	$98,770	$101,956	$98,921
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,202	$3,077	$3,600
Accrued liabilities	6,090	7,631	5,767
Dividend payable	14,653	—	—
Income taxes payable	—	—	1,419
Current portion of capital lease obligations	19	111	315
Total current liabilities	24,964	10,819	11,101
Other liabilities	3,125	3,262	3,423
Total liabilities	28,089	14,081	14,524
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,935,104 issued and outstanding at October 31, 2005, 11,220,376 at April 30, 2005 and 10,819,143 at October 31, 2004	63,728	67,750	64,920
Deferred compensation	(199)	(246)	—
Retained earnings	7,152	20,371	19,477
Total shareholders’ equity	70,681	87,875	84,397
Total liabilities and shareholders’ equity	$98,770	$101,956	$98,921

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
(in thousands, except share and per share amounts)
Net sales	$33,669	$35,538	$63,410	$67,437
Cost of sales	18,651	18,399	34,347	34,546
Gross profit	15,018	17,139	29,063	32,891
Operating expenses:
Selling, general and administrative	13,401	11,609	24,317	21,623
Depreciation	750	691	1,416	1,457
Restatement expenses	(165)	268	(648)	281
Total operating expenses	13,986	12,568	25,085	23,361
Operating income	1,032	4,571	3,978	9,530
Interest income (expense)
Interest income	345	149	653	253
Interest expense	(1)	(13)	(9)	(30)
Net interest income (expense)	344	136	644	223
Pre-tax income	1,376	4,707	4,622	9,753
Income tax expense	485	1,792	1,629	3,588
Net income	$891	$2,915	$2,993	$6,165
Basic earnings per share:	$0.08	$0.27	$0.27	$0.57
Diluted earnings per share:	$0.08	$0.26	$0.26	$0.54
Shares used in computation of:
Basic earnings per share	11,044,913	10,834,058	11,104,655	10,803,653
Diluted earnings per share	11,286,158	11,363,125	11,362,172	11,330,887
Cash dividends declared per share of common stock outstanding	$0.07	$0.07	$1.48	$0.12

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
(in thousands)
Operating activities:
Net income	$891	$2,915	$2,993	$6,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	764	740	1,443	1,552
Tax benefit on exercise of stock options	24	—	189	—
Deferred income taxes	35	—	113	—
Deferred compensation	23	—	47	—
Loss on fixed asset disposal	40	—	40	—
Deferred gain on sale and leaseback of capital assets	—	(2)	—	(3)
Changes in assets and liabilities:
Accounts receivable, net	(1,323)	(1,098)	2,303	3,286
Inventories, net	3,703	2,305	414	(1,695)
Prepaid expenses and other assets	(13)	(225)	(360)	(175)
Accounts payable, accrued liabilities and other liabilities	(2,015)	(2,002)	(553)	(1,034)
Income taxes payable	(29)	(861)	383	201
Net cash provided by operating activities	2,100	1,772	7,012	8,297
Investing activities:
Purchases of furniture and equipment	(732)	(1,393)	(1,424)	(1,573)
Purchases of short-term investments	(10,895)	(21,898)	(37,203)	(42,316)
Maturities of short-term investments	17,910	22,418	42,774	34,388
Net cash provided by (used in) investing activities	6,283	(873)	4,147	(9,501)
Financing activities:
Issuance of common stock	110	503	593	902
Repurchases of common stock	(3,488)	(923)	(4,804)	(1,099)
Payment of dividends	(774)	(759)	(1,559)	(1,300)
Principal payments under capital lease obligations	(27)	(162)	(92)	(325)
Net cash used in financing activities	(4,179)	(1,341)	(5,862)	(1,822)
Net increase (decrease) in cash and cash equivalents	4,204	(442)	5,297	(3,026)
Cash and cash equivalents, beginning of period	12,845	17,131	11,752	19,715
Cash and cash equivalents, end of period	$17,049	$16,689	$17,049	$16,689

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The Company’s revenues are seasonal, and therefore the results of operations for the six months ended October 31, 2005, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended April 30, 2005, included in the Company’s filing on Form 10-K.

Note 2.   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company accounts for lease expense and sublease income on a straight-line basis over the terms of the related leases. This accounting generally results in a deferred asset (for the sublease income) and a deferred liability (for the lease expense) recorded on the balance sheet. Prior to the first quarter of fiscal 2006, the Company netted the deferred asset and liability and reported the net amount as a current liability. The Company is now reporting the deferred asset ($1.4 million) and the deferred liability ($1.4 million) as separate items on the balance sheet in other assets and other liabilities, respectively. The prior year netted amounts have been reclassified to conform to the current year presentation.

Note 3.   Short-term Investments

Short-term investments held-to-maturity consists of United States government treasury bills and agency debt and U.S. corporate debt securities with maturity dates within one year of the purchase date. Amortized cost includes the initial purchase amount plus accrued interest of $157,000, $96,000 and $59,000 as of October 31, 2005, April 30, 2005, and October 31, 2004, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
October 31, 2005	Cost	Gains	Losses	Value
(in thousands)
U.S. corporate debt	$17,908	$—	$(10)	$17,898
U.S. government treasury bills	1,998	—	—	1,998
U.S government agency debt	3,511	—	(23)	3,488
	$23,417	$—	$(33)	$23,384

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
April 30, 2005	Cost	Gains	Losses	Value
(in thousands)
U.S. corporate debt	$27,880	$—	$(12)	$27,868
U.S government agency debt	1,047	—	(9)	1,038
	$28,927	$—	$(21)	$28,906

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
October 31, 2004	Cost	Gains	Losses	Value
(in thousands)
U.S. corporate debt	$25,939	$—	$(8)	$25,931
	$25,939	$—	$(8)	$25,931

Note 4.   Debt

In March 2005, the Company entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit. This line of credit is secured by all of the Company’s assets. Borrowings under this agreement bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The Company is in compliance with all terms and covenants of this agreement. On October 31, 2005, letters of credit outstanding against this line of credit totaled approximately $4,894,000 and there were no working capital advances outstanding.

Note 5.   Shareholders’ Equity

During the six months ended October 31, 2005, the Company sold 95,525 shares pursuant to the exercise of stock options and under its employee stock purchase plan. During the same period, the Company repurchased 380,797 shares under its Stock Repurchase Program.

On July 6, 2005, the board of directors declared a special dividend of $1.34 per share that was conditioned upon shareholder approval of stock plan amendments allowing certain adjustments to employee stock-based compensation awards to offset the economic impact of this special dividend. On October 19, 2005, shareholders approved the stock plan amendments and the special cash dividend was paid on November 16, 2005, to shareholders of record on November 2, 2005. The special dividend payable has been recorded as a liability, with a corresponding reduction to shareholders’ equity, in the balance sheet as of October 31, 2005.

On October 19, 2005, the Company and Mellon Investor Services, L.L.C. entered into a First Amendment to Rights Agreement (the “Amendment”), which amended the Rights Agreement between the Company and Mellon Investor Services, L.L.C. dated November 20, 1998 (the “Rights Agreement”). Under the terms of the Rights Agreement, the Company distributed to the holders of the Company’s common stock certain rights to acquire Company preferred stock at a discounted price upon the occurrence of specified triggering events (the “Rights”). Pursuant to the Amendment, the Rights pursuant to the Rights Agreement expired on November 18, 2005, rather than the original expiration date of December 7, 2008.

Note 6.   Restructuring Liability

The Company had two restructuring plans, which are now complete. There is a liability recorded as a result of one of the plans for remaining lease payments due for excess warehouse capacity, all of which is currently being subleased and which management believes will continue to be subleased through the end of the Company’s  lease term in 2011.

For the six months ended October 31, 2005, activity in the accrued liability account consisted of the following:

	Balance at	Subsequent		Balance at	Due	Due
	April 30,	Accruals,	Subsequent	October 31,	Within	After
	2005	Net	Payments	2005	1 Year	1 Year
(in thousands)
Lease obligations	$2,215	$—	$(160)	$2,055	$320	$1,735

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

On August 1, 2005, the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”) affirmed a lower court’s dismissal of the Company’s lawsuit against Genesis Insurance Company. On August 22, 2005, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. On October 13, 2005, the Court of Appeals denied the Company’s petition for rehearing. Previously, the Company had determined that it was probable that an insurance premium would need to be repaid to Genesis. Based on the court’s decision, management determined that it is not probable the Company will be required to repay the premium for the policy in question. Based upon this change to the estimate of probability, the Company reversed amounts that had been recorded for this liability during the quarter ended July 31, 2005. During the quarter ended October 31, 2005, with the conclusion of the lawsuit, the Company’s estimate of legal expenses relating to these matters was reduced. These accruals were originally recorded as restatement expenses in the income statement, so the reversals were also recorded as such.

Note 8.   Income Taxes

The Company recorded $485,000 of income tax expense in the second quarter of fiscal year 2006 compared to $1,792,000 of income tax expense in the second quarter of fiscal year 2005. The effective rates for income taxes were 35.3% and 38.1% for the second quarters of fiscal years 2006 and 2005, respectively.

The Company recorded $1,629,000 of income tax expense in the first six months of fiscal year 2006 compared to $3,588,000 of income tax expense in the first six months of fiscal year 2005. The effective rates for income taxes were 35.2% and 36.8% for the first six months of fiscal years 2006 and 2005, respectively.

The effective rates differ from the federal statutory rate primarily due to estimates of state income tax liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$891	$2,915	$2,993	$6,165
Denominator for basic earnings per share:
Weighted average common shares	11,044,913	10,834,058	11,104,655	10,803,653
Dilutive effect of employee stock options and awards	241,245	529,067	257,517	527,234
Denominator for diluted earnings per share	11,286,158	11,363,125	11,362,172	11,330,887
Basic earnings per share	$0.08	$0.27	$0.27	$0.57
Diluted earnings per share	$0.08	$0.26	$0.26	$0.54

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

Based upon the unamortized portion of the fair value of options outstanding as of October 31, 2005, as estimated as of their grant dates pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position. However, the impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

No employee options were granted during the quarter ended October 31, 2005. Each director who is not an officer or employee of the company received an option grant to purchase 2,193 shares of our common stock on October 24, 2005. The fair value for options granted during fiscal 2005 was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Risk-free interest rate	4.4%	3.5%	4.4%	3.5%
Volatility	58%	61%	58%	61%
Dividend yield	2.5%	2.2%	2.5%	2.2%
Expected life	6 years	5 years	6 years	5 years

As discussed in Note 5, on October 19, 2005, at the annual meeting of shareholders, certain stock plan amendments were approved to allow for certain adjustments to employee stock-based compensation awards to offset the economic impact of the $1.34 special dividend. Under the accounting prescribed by APB No. 25 and FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, no compensation cost was recorded in the Company’s financial statements as a result of this modification. If the Company were accounting for stock-based compensation under SFAS No. 123, compensation cost would have been recorded equal to the fair value of the modified option as of the modification date, less the value of the original option at that date based upon the shorter of any remainder of its expected life as of the original grant date or the expected remaining life of the modified option. Because many of the modified options were fully vested, the entire estimated fair value of the modified option would be expensed as of the modification date, resulting in additional pro forma compensation expense, net of tax, of approximately $375,000 for the three months ended October 31, 2005.

The fair value of the modified options was estimated as of the modification date using the Black-Scholes option pricing model, assuming a future dividend yield of 2.5% and the following weighted-average assumptions:

Risk-free interest rate	4.4%
Volatility	48%
Expected life	3 years

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
(in thousands, except per share amounts)
Net income, as reported	$891	$2,915	$2,993	$6,165
Add employee stock-based compensation expense, net of tax, as reported	14	—	30	—
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(442)	(116)	(518)	(240)
Pro forma net income	$463	$2,799	$2,505	$5,925
Earnings per share:
Basic—as reported	$0.08	$0.27	$0.27	$0.57
Basic—pro forma	$0.04	$0.26	$0.23	$0.55
Diluted—as reported	$0.08	$0.26	$0.26	$0.54
Diluted—pro forma	$0.04	$0.25	$0.22	$0.52

Note 11.   Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company had a complaint against Genesis Insurance Company, originally filed in the United States District Court for the Western District of Washington (“District Court”), alleging that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). On August 1, 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis. On August 22, 2005, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. On October 13, 2005, the Court of Appeals denied the Company’s petition for rehearing, effectively ending this lawsuit.

Note 12.   Subsequent Events

On December 7, 2005, the Board declared a quarterly dividend of $0.07 per share payable on January 6, 2006, to shareholders of record on December 22, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: the special risk factors set forth in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended April 30, 2005; the ability of the Company to control costs and expenses; costs associated with the upgrade and replacement of some of our computer systems; costs associated with our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; the Company’s ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; the Company’s ability to appropriately price its products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties;  attracting and retaining employees, including key management personnel; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions, including impacts of disease and terrorism and responses thereto, including war. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

All references to fiscal years are references to our fiscal years ending April 30.

Overview

Cutter & Buck designs, sources, markets, and distributes high-quality sportswear under the Cutter & Buck brand. We sell our products primarily through wholesale channels, via corporate accounts, golf pro shops and resorts, upscale specialty and department retail stores, and international distributors and licensees. We also sell directly to end consumers through catalog and internet channels. Our mission is to build a premium global consumer apparel brand by creating distinctively original product. Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers and end consumers and design products to meet those needs.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4	51.8	54.2	51.2
Gross profit	44.6	48.2	45.8	48.8
Operating expenses:
Selling, general and administrative	39.8	32.7	38.4	32.1
Depreciation	2.2	1.9	2.2	2.2
Restatement expenses	(0.5)	0.8	(1.0)	0.4
Total operating expenses	41.5	35.4	39.6	34.7
Operating income	3.1	12.8	6.2	14.1
Net interest income (expense)	1.0	0.4	1.0	0.4
Pre-tax income	4.1	13.2	7.2	14.5
Income tax expense	1.4	5.0	2.6	5.3
Net income	2.7%	8.2%	4.6%	9.2%

Three Months Ended October 31, 2005 Compared With Three Months Ended October 31, 2004

Net Sales

During the second quarter of fiscal 2006, net sales decreased approximately $1.9 million, or 5.3%, to $33.7 million from $35.5 million in the same period of the prior year. The detail of net sales by business unit was as follows:

	Three Months Ended October 31,		Increase	Percent
	2005	2004	(Decrease)	Change
(in thousands, except percent change)
Corporate	$13,995	$14,559	$(564)	(3.9)%
Golf	7,322	10,022	(2,700)	(26.9)
Specialty Retail	8,885	8,350	535	6.4
Consumer Direct	1,149	355	794	223.7
International	806	729	77	10.6
Other	1,512	1,523	(11)	(0.7)
Total	$33,669	$35,538	$(1,869)	(5.3)%

Net sales in our Corporate business unit decreased by $0.6 million, to $14.0 million from $14.6 million in the same period of the prior year. This is a continuation of the trend we have seen over the previous two quarters and may continue through the third quarter of this fiscal year. The decline is attributed to increased competition for the corporate business, especially from private-label brands. Also, our 2005 Classics line did not feature many new styles, which we believe impacted sales. Therefore, we have been phasing-out many of our existing Classic styles at a discount through normal sales channels and, in October, introduced an extensive ‘refreshening’ of this line, which begins shipping toward the end of the third quarter of fiscal 2006.

In the second quarter of fiscal 2006, net sales in our Golf business unit decreased by $2.7 million, to $7.3 million from $10.0 million in the same period of the prior year. This decrease was due to poor acceptance of our Fall 2005 fashion collections and lower sales at tournaments. Tournament sales in the second quarter of fiscal 2005 were driven by the Ryder Cup. We only generate sales from this event when it is held in the United States, every fourth year. Excluding the Ryder Cup, golf sales decreased 21.4% from the prior year.

Net sales in our Specialty Retail business unit increased approximately $0.5 million, to $8.9 million from $8.4 million in the same period of the prior year, primarily due to our strong presence in the premium Big & Tall market.

Consumer Direct sales increased $0.8 million over the second quarter of fiscal 2005 due to our new consumer catalog initiative and enhanced website, both of which were launched at the beginning of September 2005.

Other sales include liquidation sales and shipping revenue.

Gross Profit

In the second quarter of fiscal 2006, gross profit was 44.6% of net sales compared to 48.2% in the same period of the prior year. The decrease is primarily due to markdowns on discontinued Classics. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling Classics styles and began selling them at discounted prices through normal channels beginning in August 2005. This was done to help reduce the amount of discontinued inventory that will ultimately be liquidated during the third and fourth quarters of fiscal year 2006. During fiscal year 2005, the changes to the Classics line were not as significant and we did not begin discounting the discontinued styles until October. Also during the second quarter of fiscal 2006, we recorded net writedowns of approximately $0.2 million to our inventories of fashion collections.

Margins through the remainder of fiscal 2006 are likely to be lower than prior year as we continue to sell the discontinued Classics at a discount during the third quarter and liquidate the prior season fashion collections and any phased-out Classics styles that remain unsold at the end of the third quarter and through the fourth quarter.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $13.4 million in the second quarter of fiscal 2006 compared to $11.6 million in fiscal 2005, an increase of $1.8 million. This increase is primarily due to $1.5 million of additional marketing and consumer catalog costs. Of this, $1.1 million is associated with the new direct to consumer catalog. The consumer catalog costs are expensed entirely on the date they are mailed to consumers. The three catalog drops during the three months ended October 31, 2005, occurred primarily toward the latter half of the quarter and the revenue that will be generated from those catalogs has not yet been fully realized as of October 31, 2005. Also, we believe the per book cost of our first catalog drops was higher than our ongoing cost will be, as we will be able to leverage the upfront costs of the initial catalogs. The remainder of the year-over-year increase in marketing costs is primarily due to the earlier release date of the annual Corporate catalog, which was distributed during the third quarter in the prior year. The Corporate catalog was launched earlier in the current year in order to put our updated Classics line in front of buyers as early as possible.

We incurred approximately $0.3 million in costs associated with corporate governance and other shareholder matters that were initiated by a letter from our largest shareholder, including reimbursement to this shareholder for its costs of pursuing these initiatives. Also, we accrued approximately $0.3 million for anticipated one-time cash payments to directors in order to compensate them for stock option shortfalls in the shareholder-approved director stock incentive plans. Professional fees for the second quarter of fiscal 2006 were approximately $0.4 million lower than the second quarter of fiscal 2005, due to lower costs associated with compliance with the Sarbanes-Oxley Act and lower executive search fees than in fiscal 2005 when we were conducting a search for a new CEO.

Restatement Expenses

Restatement expenses totaled $0.3 million in the second quarter of fiscal 2005 for legal and professional fees incurred in connection with the lawsuit against Genesis Insurance Company and indemnification of former officers compared to a reversal of $0.2 million in the second quarter of fiscal 2006 for the remaining accruals resulting from the conclusion of the Genesis lawsuit and other matters surrounding the restatement.

Income Taxes

We recorded approximately $0.5 million of income tax expense in the second quarter of fiscal 2006 compared to $1.8 million in the second quarter of fiscal 2005. The effective rates for income taxes in the second quarters of fiscal 2006 and 2005 were 35.3% and 38.1%, respectively.

Six Months Ended October 31, 2005 Compared With Six Months Ended October 31, 2004

Net Sales

During the first six months of fiscal 2006, net sales decreased approximately $4.0 million, or 6.0%, to $63.4 million from $67.4 million in the same period of the prior year. The detail of net sales by business unit was as follows:

	Six Months Ended October 31,		Increase	Percent
	2005	2004	(Decrease)	Change
(in thousands, except percent change)
Corporate	$27,737	$29,701	$(1,964)	(6.6)%
Golf	15,213	18,849	(3,636)	(19.3)
Specialty Retail	14,363	13,672	691	5.1
Consumer Direct	1,638	711	927	130.4
International	1,554	1,415	139	9.8
Other	2,905	3,089	(184)	(6.0)
Total	$63,410	$67,437	$(4,027)	(6.0)%

In the first six months of fiscal 2006, net sales in our Corporate business unit decreased by $2.0 million, to $27.7 million from $29.7 million in the same period of the prior year. The decline is attributed to increased competition for the corporate business and may continue through the third quarter of this fiscal year. Also, our 2005 Classics line did not feature many new styles, which we believe impacted sales. Therefore, we have been phasing-out many of our existing Classic styles at a discount through normal sales channels and, in October, introduced an extensive ‘refreshening’ of the Classics line, which begins shipping toward the end of the third quarter of fiscal 2006.

Net sales in our Golf business unit decreased by $3.6 million to $15.2 million from $18.8 million in the same period of the prior year. The decline includes $1.2 million of sales driven by the Ryder Cup in fiscal 2005. Sales are only generated from this event when it is held in the United States, every fourth year. The remaining decrease is primarily attributable to poor acceptance of our Fall 2005 fashion collections.

Excluding the Ryder Cup, golf sales decreased 13.6% from the prior year during the first six months of fiscal 2006.

Year to date sales in our Specialty Retail business unit have increased approximately $0.7 million, to $14.4 million from $13.7 million in the same period of the prior year, primarily due to our strong presence in the premium Big & Tall market.

Consumer Direct sales increased $0.9 million over fiscal 2005, primarily due to our new consumer catalog initiative and enhanced website, both of which were launched at the beginning of September.

Other sales include liquidation sales and shipping revenue.

Gross Profit

During the first six months of fiscal 2006, gross profit was 45.8% of net sales compared to 48.8% in the same period of the prior year. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling Classics styles and began selling them at discounted prices through normal channels beginning in August 2005. This was done to help reduce the amount of discontinued inventory that will ultimately be liquidated during the third and fourth quarters of fiscal year 2006. During fiscal year 2005, the changes to the Classics line were not as significant and we did not begin discounting the discontinued styles until October. Also, based on lower than expected sales of our Spring and Fall 2005 fashion lines, as well as the fairly extensive ‘refreshing’ of our Classics line, we have recorded additional reserves against inventory of $0.7 million during fiscal 2006.

Margins through the remainder of fiscal 2006 are likely to be lower than prior year as we continue to sell the discontinued Classics at a discount during the third quarter and liquidate prior season fashion collections and any phased-out Classics styles that remain unsold at a discount at the end of the third quarter and through the fourth quarter.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $24.3 million in the first six months of fiscal 2006 compared to $21.6 million in fiscal 2005, an increase of $2.7 million. This increase is primarily due to $1.5 million of additional marketing costs during the second quarter of fiscal 2006. Of this, $1.1 million is associated with the new direct to consumer catalog. The consumer catalog costs are expensed entirely on the date they are mailed to consumers. Our first three catalog drops occurred toward the latter half of the second quarter and the revenue that will be generated from those catalogs has not yet been fully realized as of October 31, 2005. Also, we believe the per book cost of our first catalog drops was higher than our ongoing cost will be, as we will be able to leverage the upfront costs of the initial catalogs. The remainder of the increased marketing costs is primarily due to the earlier release date of the annual Corporate catalog, which was distributed during the third quarter in the prior year. The Corporate catalog was launched earlier in the current year in order to put our updated Classics line in front of buyers as early as possible.

Salaries, wages, and related taxes have increased approximately $0.9 million over the prior year. This increase is primarily due to employees hired during the first quarter of fiscal 2006 for the expansion of the direct to consumer sales channel and additional product design and development staffing, which were added beginning in the second quarter of fiscal 2005.

Restatement Expenses

The Company was not successful in its appeal in its lawsuit against Genesis Insurance Company. Although we did not recover the damages we were seeking, we have not been required to repay the premium for the policy in question and therefore the approximately $0.5 million that had been recorded for this outstanding liability, plus some additional accruals for legal and other estimated costs, was reversed during the first six months of fiscal 2006.

Income Taxes

We recorded approximately $1.6 million of income tax expense in the first six months of fiscal 2006 compared to $3.6 million in fiscal 2005. The effective rates for income taxes in the first six months of fiscal 2006 and 2005 were 35.2% and 36.8%, respectively.

Liquidity and Capital Resources

At October 31, 2005, our cash and short-term investments totaled $40.3 million compared to $42.6 million at October 31, 2004, and $40.6 million at April 30, 2005.

On July 6, 2005, the board of directors declared a special dividend of $1.34 per share, conditioned upon shareholder approval of stock plan amendments allowing certain adjustments to employee stock-based compensation awards to offset the economic impact of this special dividend. On October 19, 2005, shareholders approved the stock plan amendments and the special cash dividend totaling $14.7 million was paid on November 16, 2005, to shareholders of record on November 2, 2005.

During the first six months of fiscal 2006, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first six months of fiscal 2006 was $7.0 million compared to $8.3 million in the first six months of fiscal 2005. The decrease in net cash provided by operating activities was primarily a result of the lower net income of $3.0 million during the first six months of fiscal 2006, compared to $6.2 million in the six months of fiscal 2005, offset by a net $0.4 million decrease in inventory during the first six months of fiscal 2006 compared to a net $1.7 million increase in inventory during the first six months of fiscal 2005.

Net cash provided by investing activities was $4.1 million in the first six months of fiscal 2006 compared to $9.5 million used in the first six months of fiscal 2005. The change was primarily due to fewer net purchases of short-term investments in fiscal 2006, as we were transitioning these to cash equivalents in anticipation of payment of the special dividend in November. We incurred $1.4 million of capital expenditures during the six months ended October 31, 2005. These investments relate primarily to the implementation of our new enterprise resource planning (“ERP”) system, upgraded inventory warehousing system, and new communication systems and software to help manage our expanded direct to consumer business. The ERP and inventory warehouse systems became operational at the beginning of June 2005. We plan to continue to invest in additional enhancements to these systems during the remainder of the fiscal year. These capital expenditures will primarily consist of costs for information technology initiatives and our expanded direct to consumer business. Capital expenditures totaling less than $3.5 million are currently planned for fiscal 2006.

Net cash used in financing activities was $5.9 million in the first six months of fiscal 2006, which primarily consisted of stock repurchases and dividend payments. The increase over the first six months of fiscal 2005 was primarily due to increased repurchases of our common stock. We initiated a share repurchase program in March 2004. On July 5, 2005, the board extended this program to allow for an additional $10.0 million of share repurchases beyond those already made through July 5, 2005. The purchases will be made from time to time in the open market or in privately negotiated transactions. During the first six months of fiscal 2006, we purchased 380,797 shares of our common stock at an average price of $12.62, for a total repurchase of $4.8 million. Since the inception of the program through

October 31, 2005, we have purchased 652,723 shares at an average price of $12.46. We have paid a total of $8.1 million to repurchase stock and, as of October 31, 2005, have authorization to make additional repurchases up to $6.1 million of stock. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other factors. The special dividend and the additional share repurchases authorization represent approximately $25 million of capital to be returned to shareholders.

During the quarter, we paid a cash dividend of $0.07 per share. On December 7, 2005, the Board declared a quarterly dividend of $0.07 per share, payable on January 6, 2006, to shareholders of record on December 22, 2005. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify these quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

In March 2005, we entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit. This line of credit is secured by all of the Company’s assets. Any borrowings under this agreement bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of October 31, 2005, we are in compliance with all of these covenants and there are no borrowings under this line of credit other than open letters of credit totaling approximately $4.9 million.

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. We believe the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements during fiscal 2006. Should management determine that cash on hand is insufficient to support continuation of the stock repurchase program, we have the ability to suspend the program at any time. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2006. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, and various other factors.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described in Item 7 in the Company’s annual report on Form 10-K for the year ended April 30, 2005. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Product Returns

We maintain a reserve for probable future product returns related to current period product receivables. We analyze the rate of historical returns and trends in changes to the rate, if any, when evaluating the adequacy of this reserve. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns, additional reserves might be required.

Reserve for Sales Allowances

We maintain a reserve for future sales allowances related to current period sales. We analyze the rate of historical sales allowances and changes in sales programs when evaluating the adequacy of this reserve. The estimate for sales allowances is included in our calculation of net sales. If we were to grant additional sales allowances, additional reserves might be required.

Allowances for Doubtful Accounts

We maintain an allowance for accounts that are doubtful to be ultimately collected, resulting from the inability of our customers to make required payments. These losses are included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined using the weighted average method. We perform a detailed analysis of inventory on a quarterly basis to identify unsold out-of-season merchandise. We estimate the net realizable value of the out-of-season merchandise based upon disposition plans and historical experience. A valuation allowance is established to reduce the carrying amount of out-of-season merchandise to its estimated net realizable value. If actual market conditions are less favorable than those we project, additional allowances might be required.

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

Valuation Allowance in Deferred Income Tax Assets

We periodically review the need for a valuation allowance to reduce our deferred income tax asset balances to their net realizable value. To the extent we determine an allowance is required, we determine the adequacy of this allowance by regularly reviewing our historical taxable income and forecasts of future taxable income over the periods in which the temporary differences are anticipated to reverse. As of October 31, 2005, we have determined that no allowance is required. If our actual results are lower than our forecasted future results, an allowance might be required.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of October 31, 2005, was 125 days and the weighted average interest rate was 3.5%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that, as of October 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports.

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

During the second quarter of fiscal 2006, the Company implemented a new ecommerce software platform and a web-based platform for managing international trade transactions with our foreign suppliers. The implementation of the ecommerce platform has improved the Company’s reporting capabilities regarding its direct to consumer business, but has not significantly changed the underlying internal controls. The implementation of the financial supply chain automation has eliminated certain manual processes and automated and streamlined certain tasks.

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

The Company had a complaint against Genesis Insurance Company, originally filed in the United States District Court for the Western District of Washington (“District Court”), alleging that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (“Court of Appeals”). On August 1, 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis. On August 22, 2005, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. On October 13, 2005, the Court of Appeals denied the Company’s petition for rehearing, effectively ending this lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

In March 2004, the Company announced a stock repurchase program, allowing for the repurchase of up to $6.0 million of common stock. On July 5, 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million already repurchased through July 5, 2005, bringing the total repurchase authorization since inception of the program to $14.2 million. In September 2004, the Company adopted a stock trading plan that is intended to follow the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program may be suspended or discontinued by the Board at any time without notice and it does not have an expiration date.

The following table sets forth our purchases of our common stock for the fiscal quarter ended October 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
August 08/01/05-08/31/05	58,000	$13.29	58,000	$8,791,000
September 09/01/05-09/30/05	145,600	$12.46	145,600	$6,977,000
October 10/01/05-10/31/05	71,700	$12.60	71,700	$6,074,000
	275,300		275,300

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 19, 2005. Out of the Company’s 11,155,838 shares of Common Stock entitled to vote at the meeting, 10,658,496 were represented, either in person or by proxy.

Proposal Number 1—Election of Class II directors, to serve until the 2006 annual meeting of shareholders:

Nominee	For	Withheld
Douglas G. Southern	9,613,064	1,045,432
John T. Wyatt	9,621,942	1,036,554

Until the next annual meeting, the other directors remain Henry L. (Skip) Kotkins, Larry C. Mounger, Whitney R. Tilson, and James C. Towne

Proposal Number 2—Approval of amendments to the Cutter & Buck Inc. Articles of Incorporation to eliminate the Company’s present three-year staggered terms of directors and eliminate the super-majority voting provision required to amend, alter or repeal the staggered terms:

For	8,257,274
Against	47,749
Abstain	50,099
Broker Non-votes	2,800,716

Proposal Number 3—Approval of amendments to the Cutter & Buck Inc. 1997 Stock Incentive Plan, 1995 Employee Stock Option Plan, 2000 Transition Stock Incentive Plan for Officers, 2000 Transition Stock Incentive Plan for Non-officers, and the individual option agreements for Ernest R. Johnson and William B. Swint:

For	7,438,881
Against	899,418
Abstain	16,823
Broker Non-votes	2,800,716

Proposal Number 4—Approval of Ernst & Young LLP as independent auditors for fiscal 2006:

For	10,434,815
Against	214,830
Abstain	8,851
Broker Non-votes	497,342

Item 5.   Other Information

As previously described in our proxy statement, a portion of the 2005 annual option grants to nonemployee directors will be paid in cash since there are insufficient shares in our director stock incentive plans to fully fund those grants. Of the regular annual 7,500 share option grant to each nonemployee director for 2005, 2,193 have been granted and the 5,307 share balance will be paid in cash based on the Black-Scholes valuation model.

It was also discovered that this same share capacity limitation precluded the Company from making the full 7,500 annual option grants to our nonemployee directors in both 2003 and 2004. As a result, options of 7,223 shares for 2003 and 4,387 shares for 2004 were granted to each nonemployee director.

On December 7, 2005, the Board of Directors approved the amount of the cash payment for the 2005 option deficits using the Black-Scholes model. The Board also approved the same valuation method for the 277 and 3,113 option deficits in 2003 and 2004. As a result, in addition to the reduced annual option awards described above, each nonemployee director will receive (i) $31,660 for 2005, (ii) $18,367 for 2004, and (iii) $1,884 for 2003. Mr. Tilson was not a director in 2003 and does not receive any director compensation for that year. The resulting cash payments to our nonemployee directors totaled $257,668.

Item 6.   Exhibits

a) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment, dated October 19, 2005, to the Restated Articles of Incorporation of Cutter & Buck Inc.
10.1*	Endorsement Agreement dated October 18, 2005, between the Company and Club 59, Inc.
10.2	Cutter &Buck Inc. 1995 Employee Stock Option Plan, as amended and restated as of October 19, 2005 (10.1)(1)
10.3	Cutter &Buck Inc. 1995 Non-Employee Director Stock Incentive Plan (10.2)(1)
10.4	Cutter &Buck Inc. 1997 Stock Incentive Plan, as amended and restated as of October 19, 2005 (10.3)(1)
10.5	Cutter &Buck Inc. 1999 Non-Employee Director Stock Incentive Plan (10.4)(1)
10.6	Cutter &Buck Inc. 2000 Stock Incentive Plan (10.5)(1)
10.7	Cutter &Buck 2000 Transition Stock Incentive Plan for Officers, as amended and restated as of October 19, 2005 (10.6)(1)
10.8	Cutter &Buck 2000 Transition Stock Incentive Plan for Non-Officers, as amended and restated as of October 19, 2005 (10.7)(1)
10.9	Ernest R. Johnson Stock Option Agreement, as amended and restated as of October 19, 2005 (10.8)(1)
10.10	William B. Swint Stock Option Agreement, as amended and restated as of October 19, 2005 (10.9)(1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Financial Officer
32.1	Section 1350 Certifications of the Company’s Chief Executive Officer
32.2	Section 1350 Certifications of the Company’s Chief Financial Officer

*                    CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT AND THE CONFIDENTIAL PORTIONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

(1)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Registration Statement on Form S-8 (File No. 333-129399)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
Dated: December 9, 2005	By	/s/ ERNEST R. JOHNSON
Ernest R. Johnson Chief Financial Officer and Senior Vice President (Principal Accounting and Financial Officer)