Form 10-Q
period 2006-01-31
CUTTER & BUCK INC
filed 2006-03-09
CIK 948069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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

(206) 622-4191

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of common stock of the registrant outstanding as of March 3, 2006 was 10,587,316.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended January 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	January 31, 2006	April 30, 2005	January 31, 2005
	(unaudited)		(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,006	$11,752	$17,913
Short-term investments	15,622	28,831	25,840
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,533 at January 31, 2006, $1,455 at April 30, 2005, and $1,776 at January 31, 2005	18,577	21,814	12,711
Inventories, net	27,755	25,398	28,930
Income tax receivable	809	919	374
Deferred income taxes	2,040	2,412	2,590
Prepaid expenses and other current assets	3,206	2,317	3,137
Total current assets	74,015	93,443	91,495
Furniture and equipment, net	6,345	6,734	6,408
Deferred income taxes	252	165	376
Other assets	1,505	1,614	1,778
Total assets	$82,117	$101,956	$100,057
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,347	$3,077	$4,069
Accrued liabilities	6,303	7,631	7,112
Current portion of capital lease obligations	—	111	185
Total current liabilities	11,650	10,819	11,366
Other liabilities	3,069	3,262	3,331
Total liabilities	14,719	14,081	14,697
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,690,316 issued and outstanding at January 31, 2006, 11,220,376 at April 30, 2005, and 11,138,018 at January 31, 2005	60,770	67,750	67,305
Deferred compensation	(242)	(246)	(270)
Retained earnings	6,870	20,371	18,325
Total shareholders’ equity	67,398	87,875	85,360
Total liabilities and shareholders’ equity	$82,117	$101,956	$100,057

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Net sales	$31,247	$24,220	$94,657	$91,657
Cost of sales	17,472	13,272	51,819	47,818
Gross profit	13,775	10,948	42,838	43,839
Operating expenses:
Selling, general and administrative	12,601	11,007	36,918	32,630
Depreciation	773	679	2,189	2,136
Restatement expenses	—	9	(648)	290
Total operating expenses	13,374	11,695	38,459	35,056
Operating income (loss)	401	(747)	4,379	8,783
Interest income (expense)
Interest income	312	222	965	475
Interest expense	—	(9)	(9)	(39)
Net interest income	312	213	956	436
Pre-tax income (loss)	713	(534)	5,335	9,219
Income tax expense (benefit)	232	(150)	1,861	3,438
Net income (loss)	$481	$(384)	$3,474	$5,781
Basic earnings (loss) per share:	$0.04	$(0.04)	$0.32	$0.53
Diluted earnings (loss) per share:	$0.04	$(0.04)	$0.31	$0.51
Shares used in computation of:
Basic earnings (loss) per share	10,851,639	10,926,355	11,020,316	10,844,598
Diluted earnings (loss) per share	11,143,454	10,926,355	11,277,677	11,396,594
Cash dividends declared per share of common stock outstanding	$0.07	$0.07	$1.55	$0.19

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)
Operating activities:
Net income (loss)	$481	$(384)	$3,474	$5,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	787	707	2,230	2,259
Deferred income taxes	172	(24)	285	(24)
Tax benefit on exercise of stock options	5	863	194	863
Amortization of deferred compensation	25	11	72	11
Loss on fixed asset disposal	23	—	63	—
Changes in assets and liabilities:
Accounts receivable, net	934	6,505	3,237	9,791
Inventories, net	(2,771)	(5,297)	(2,357)	(6,992)
Income tax receivable	(273)	(1,792)	110	(1,591)
Prepaid expenses and other assets	(420)	(697)	(780)	(872)
Accounts payable and accrued and other liabilities	1,302	1,781	749	744
Net cash provided by operating activities	265	1,673	7,277	9,970
Investing activities:
Purchases of furniture and equipment	(480)	(804)	(1,904)	(2,377)
Purchases of short-term investments	(11,695)	(21,862)	(48,898)	(64,178)
Maturities of short-term investments	19,333	21,902	62,107	56,290
Net cash provided by (used in) investing activities	7,158	(764)	11,305	(10,265)
Financing activities:
Issuance of common stock	97	2,172	690	3,074
Payment of dividends	(15,416)	(769)	(16,975)	(2,069)
Repurchases of common stock	(3,128)	(930)	(7,932)	(2,029)
Principal payments under capital lease obligations	(19)	(158)	(111)	(483)
Net cash (used in) provided by financing activities	(18,466)	315	(24,328)	(1,507)
Net (decrease) increase in cash and cash equivalents	(11,043)	1,224	(5,746)	(1,802)
Cash and cash equivalents, beginning of period	17,049	16,689	11,752	19,715
Cash and cash equivalents, end of period	$6,006	$17,913	$6,006	$17,913

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Cutter & Buck Inc. (the Company) in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The Company’s revenues are seasonal, and therefore the results of operations for the three and nine months ended January 31, 2006, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended April 30, 2005, included in the Company’s filing on Form 10-K.

Note 2. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company accounts for lease expense and sublease income on a straight-line basis over the terms of the related leases. This accounting generally results in a deferred asset (for the sublease income) and a deferred liability (for the lease expense) recorded on the balance sheet. Prior to the first quarter of fiscal 2006, the Company netted the deferred asset and liability and reported the net amount as a current liability. The Company is now reporting the deferred asset ($1.3 million) and the deferred liability ($1.4 million) as separate items on the balance sheet in other assets and other liabilities, respectively. The prior year netted amounts have been reclassified to conform to the current year presentation.

Note 3. Short-term Investments

Short-term investments held-to-maturity consists of United States government treasury bills and agency debt and U.S. corporate debt securities with maturity dates within one year of the purchase date. Amortized cost includes the initial purchase amount plus accrued interest of $106,000, $96,000 and $91,000 as of January 31, 2006, April 30, 2005, and January 31, 2005, respectively:

January 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. corporate debt	$14,733	$—	$(16)	$14,717
U.S. government agency debt	995	—	(2)	993
	$15,728	$—	$(18)	$15,710

April 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. corporate debt	$27,880	$—	$(12)	$27,868
U.S. government agency debt	1,047	—	(9)	1,038
	$28,927	$—	$(21)	$28,906

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
January 31, 2005	Cost	Gains	Losses	Value
	(in thousands)
U.S. corporate debt	$25,931	$1	$(10)	$25,922
	$25,931	$1	$(10)	$25,922

Note 4. Debt

In March 2005, the Company entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit. This line of credit is secured by all of the Company’s assets. Borrowings under this agreement bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The Company is in compliance with all terms and covenants of this agreement. On January 31, 2006, letters of credit outstanding against this line of credit totaled approximately $3,133,000 and there were no working capital advances outstanding.

Note 5. Shareholders’ Equity

During the nine months ended January 31, 2006, the Company sold 114,937 shares pursuant to the exercise of stock options and under its employee stock purchase plan. During the same period, the Company repurchased 650,997 shares under its Stock Repurchase Program.

In July 2005, the board of directors declared a special dividend of $1.34 per share that was conditioned upon shareholder approval of stock plan amendments allowing certain adjustments to employee stock-based compensation awards to offset the economic impact of this special dividend. On October 19, 2005, shareholders approved the stock plan amendments and the special cash dividend was paid on November 16, 2005, to shareholders of record on November 2, 2005. On December 7, 2005, the Board declared a quarterly dividend of $0.07 per share, which was paid on January 6, 2006, to shareholders of record on December 22, 2005.

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

For the nine months ended January 31, 2006, activity in the accrued liability account consisted of the following:

	Balance at	Subsequent		Balance at	Due	Due
	April 30,	Accruals,	Subsequent	January 31,	Within	After
	2005	Net	Payments	2006	1 Year	1 Year
	(in thousands)
Lease obligations	$2,215	$—	$(240)	$1,975	$320	$1,655

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

Note 8. Income Taxes

The Company recorded $232,000 of income tax expense in the third quarter of fiscal year 2006 compared to a $150,000 income tax benefit in the third quarter of fiscal year 2005. The effective rates for income taxes were 32.6% and 28.0% for the third quarters of fiscal years 2006 and 2005, respectively.

The Company recorded $1,861,000 of income tax expense in the first nine months of fiscal year 2006 compared to $3,438,000 in the first nine of fiscal year 2005. The effective rates for income taxes were 34.9% and 37.3% for the first nine months of fiscal years 2006 and 2005, respectively.

The effective rates differ from the federal statutory rate primarily due to changes in estimates of state income tax liabilities.

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares and equivalents outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation represent restricted stock grants and the net shares issuable upon assumed exercise of outstanding stock options. For the three months ended January 31, 2006, 176,000 outstanding stock options were excluded from the calculation of diluted earning per share because the exercise prices exceeded the average market value of the common shares. For the three months ended January 31, 2005, 553,000 potentially dilutive securities were excluded from the calculation of diluted loss per share because the Company was in a loss position and their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income (loss)	$481	$(384)	$3,474	$5,781
Denominator for basic earnings per share:
Weighted average common shares	10,851,639	10,926,355	11,020,316	10,844,598
Dilutive effect of employee stock options and awards	291,815	—	257,361	551,996
Denominator for diluted earnings per share	11,143,454	10,926,355	11,277,677	11,396,594
Basic earnings per share	$0.04	$(0.04)	$0.32	$0.53
Diluted earnings per share	$0.04	$(0.04)	$0.31	$0.51

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

The required adoption date of SFAS No. 123(R) for the Company, as amended by the SEC in Securities Act Release 33-8568, is the beginning of fiscal 2007. SFAS No. 123(R) permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the above requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS No. 123. Management is currently planning to adopt this new standard in the first quarter of fiscal 2007 and is  reviewing the adoption alternatives.

Based upon the unamortized portion of the fair value of options outstanding as of January 31, 2006, as estimated as of their grant dates pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position.

However, the impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Options to purchase 1,200 shares were granted during the quarter ended January 31, 2006. A restricted stock grant of 6,000 shares was awarded during the quarter. Both of these grants were issued pursuant to approved shareholder plans and vest in equal amounts annually over a three year period. The fair value for options granted during the periods presented was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Risk-free interest rate	4.4%	3.6%	4.4%	3.5%
Volatility	48%	61%	57%	61%
Dividend yield	2.5%	2.0%	2.5%	2.1%
Expected life	4 years	5 years	5 years	5 years

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net income (loss), as reported	$481	$(384)	$3,474	$5,781
Add employee stock-based compensation expense, net of tax, as reported	17	7	47	7
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(107)	(168)	(249)	(408)
Pro forma net income	$391	$(545)	$3,272	$5,380
Earnings per share:
Basic—as reported	$0.04	$(0.04)	$0.32	$0.53
Basic—pro forma	$0.04	$(0.05)	$0.30	$0.50
Diluted—as reported	$0.04	$(0.04)	$0.31	$0.51
Diluted—pro forma	$0.04	$(0.05)	$0.29	$0.47

11. Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company had a complaint against Genesis Insurance Company, originally filed in the United States District Court for the Western District of Washington (“District Court”), alleging that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). In August 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis and, therefore, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. In October 2005, the Court of Appeals denied the Company’s petition for rehearing, effectively ending this lawsuit.

Note 12. Subsequent Event

On March 8, 2006, the Board declared a quarterly dividend of $0.07 per share payable on April 7, 2006, to shareholders of record on March 23, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: the special risk factors set forth in Part I, Item 1 of our annual report on Form 10-K for the fiscal year ended April 30, 2005; our ability to control costs and expenses, costs associated with the upgrade and replacement of some of our computer systems, costs associated with our marketing initiatives, and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; our ability to carry out successful designs, effectively advertise and communicate with the marketplace, and penetrate our chosen distribution channels; our ability to appropriately price our products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining the integrity of our technology and information systems while enhancing and changing systems; identifying, attracting, and retaining employees, including key management personnel; political and trade relations; changes in international trade quota systems for apparel; the overall level of consumer spending on apparel; global economic and political conditions, including impacts of disease and terrorism and responses thereto, including war. Under the Board’s remaining $2.9 million stock repurchase authorization, we may repurchase $2.9 million of our stock, no further shares of stock, or any amount in between, depending on the trading price of our stock, market conditions, or for any other reason. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by the securities laws.

All references to fiscal years are references to our fiscal years ending April 30.

Overview

Cutter & Buck designs, sources, markets, and distributes high-quality sportswear under the Cutter & Buck brand. We sell our products primarily through wholesale channels, via corporate accounts, golf pro shops and resorts, upscale specialty and department retail stores, and international distributors and licensees, all of whom ultimately sell our products to the end consumer. We also sell directly to end consumers through catalog and internet channels. Our mission is to build a premium global consumer apparel brand by creating distinctively original product. Our business strategy focuses on strengthening the upscale positioning of the Cutter & Buck brand and increasing the penetration of our target markets. We focus on the needs of our customers and end consumers and design products to meet those needs.

On February 7, 2006, John T. Wyatt, our CEO, President, and member our board of directors, announced his resignation, effective March 8, 2006, in order to become President of GapBody. Following discussions with an outside consultant and a review of the Company’s operational and management structure, on March 7, 2006, the board of directors appointed Ernest R. Johnson, the Company’s former Senior Vice President and Chief Financial Officer, to the position of Chief Executive Officer. In addition, the board appointed Kaia Akre, who previously oversaw the Company’s marketing efforts, to the position of President. Finally, the board appointed Michael Gats, who previously oversaw the Company’s Management Reporting & Analysis function, to the position of Vice President, Chief Financial Officer, and Secretary. Each of these appointments was made effective March 9, 2006. As part of the above-described reorganization, the position of Chief Operations Officer, previously held by William B. Swint, was eliminated, and Mr. Swint has decided to leave the Company.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data expressed as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	54.8	54.7	52.2
Gross profit	44.1	45.2	45.3	47.8
Operating expenses:
Selling, general and administrative	40.3	45.5	39.0	35.6
Depreciation	2.5	2.8	2.3	2.3
Restatement expenses	—	—	(0.7)	0.3
Total operating expenses	42.8	48.3	40.6	38.2
Operating income (loss)	1.3	(3.1)	4.7	9.6
Net interest income	1.0	0.9	1.0	0.5
Pre-tax income (loss)	2.3	(2.2)	5.7	10.1
Income tax expense (benefit)	0.7	(0.6)	2.0	3.8
Net income (loss)	1.6%	(1.6)%	3.7%	6.3%

Three Months Ended January 31, 2006 Compared With Three Months Ended January 31, 2005

Net Sales

During the third quarter of fiscal 2006, net sales increased approximately $7.0 million, or 29.0%, to $31.2 million from $24.2 million in the same period of the prior year. The third quarter sales growth is a combination of discounted sales of our discontinued Classics styles and positive trends toward the end of the quarter in our new Classics and Fashion collections. The third quarter is historically our lowest sales quarter of the year due to seasonality. The detail of net sales by sales channel is as follows:

	Three Months Ended January 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$14,548	$12,578	$1,970	15.7%
Golf	5,008	4,375	633	14.5
Specialty Retail	5,859	4,090	1,769	43.3
Consumer Direct	2,405	753	1,652	219.4
International	754	858	(104)	(12.1)
Other	2,673	1,566	1,107	70.7
Total	$31,247	$24,220	$7,027	29.0%

Net sales in our Corporate sales channel increased by $2.0 million, to $14.5 million, from $12.6 million in the same period of the prior year. The increase is primarily due to sales of our discontinued styles at a discount. At the end of the quarter, we began seeing the positive impact on net sales from our 2006 Classics collection. This enhanced collection features an expanded offering of women’s product, new items from our CB ProTec performance apparel collection, and luxury pieces from our Signature Collection.

In the third quarter of fiscal 2006, net sales in our Golf sales channel increased by $0.6 million, to $5.0 million from $4.4 million in the same period of the prior year. This increase is primarily due to sales of discontinued styles. In January, we began seeing positive year over year improvement in our Spring fashion line driven by technical offerings and our new Signature Collection.

Net sales in our Specialty Retail sales channel increased approximately $1.8 million, to $5.9 million from $4.1 million in the same period of the prior year. Consistent with previous quarters this fiscal year, our strong presence in the premium Big & Tall market continues to generate growth. Increased sales to our specialty department store customers during the quarter have also driven growth in our specialty retail sales channel. Also, we offered an additional seasonal delivery this year that started shipping right after Christmas. In the prior year our first Spring deliveries began toward the end of January.

Consumer Direct sales increased approximately $1.7 million to $2.4 million from $0.8 million in the same period of the prior year due to our new consumer catalog initiative and enhanced website, both of which were launched during the second quarter of fiscal 2006.

Other sales include liquidation sales and shipping revenue. Liquidation sales were higher than the prior year due to the significant quantity of discontinued styles in our Classics line. We were able to liquidate a portion of the discontinued Classics during the third quarter and anticipate liquidating the remaining discontinued styles in the fourth quarter. Last year, liquidation sales of discontinued Classics occurred only during the fourth quarter.

Gross Profit

In the third quarter of fiscal 2006, gross profit was 44.1% of net sales compared to 45.2% in the same period of the prior year. The decrease was primarily due to markdowns and liquidations of discontinued Classics. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling Classics styles. In order to reduce the amount of liquidation sales of these discontinued styles, we sold them at discounted prices through our primary sales channels throughout most of the third quarter. The first sales at liquidation prices occurred toward the end of January.

Margins for the fourth quarter of fiscal 2006 are likely to be more in line with the prior year as the amount of fourth quarter liquidation sales are expected to be consistent with the prior year.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, royalties, import charges, and embroidery costs in cost of sales and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $12.6 million in the third quarter of fiscal 2006 compared to $11.0 million in fiscal 2005, an increase of $1.6 million. This increase is primarily due to additional costs related to our new consumer catalog. Also, our expenses related to information technology have increased from the third quarter of the prior year.

Income Taxes

We recorded approximately $0.2 million of income tax expense in the third quarter of fiscal 2006 compared to a $0.2 million benefit in the third quarter of fiscal 2005. The effective rates for income taxes in the third quarters of fiscal 2006 and 2005 were 32.6% and 28.0%, respectively. The effective rate for the third quarter of fiscal 2006 is lower than our expected annual effective rate, primarily due to adjustments to our net tax assets based upon filing of our fiscal 2005 tax return during the quarter. The effective rate for the third quarter of fiscal 2005 is lower than the statutory rate as a result of changing our estimates of expected future state tax liabilities.

Nine Months Ended January 31, 2006 Compared With Nine Months Ended January 31, 2005

Net Sales

During the first nine months of fiscal 2006, net sales increased approximately $3.0 million, or 3.3%, to $94.7 million from $91.7 million in the same period of the prior year. The detail of net sales by sales channel is as follows:

	Nine Months Ended January 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$42,285	$42,279	$6	0.0%
Golf	20,221	23,224	(3,003)	(12.9)
Specialty Retail	20,222	17,762	2,460	13.8
Consumer Direct	4,043	1,464	2,579	176.2
International	2,308	2,273	35	1.5
Other	5,578	4,655	923	19.8
Total	$94,657	$91,657	$3,000	3.3%

Over the first nine months of fiscal 2006, net sales in our Corporate sales channel are flat compared with prior year. The declines experienced during the first two quarters were offset by the increase during the third quarter. Our 2005 Classics line did not feature many new styles, which negatively impacted sales during the first six months of fiscal 2006. During the third quarter of fiscal 2006, we continued to heavily promote our discontinued styles and, in October, we introduced our new Classics line. The combination of these two factors resulted in increased sales compared with the prior year for the third quarter.

Net sales in our Golf sales channel have decreased by $3.0 million to $20.2 million from $23.2 million in the same period of the prior year. The decline includes $1.2 million of sales driven by the Ryder Cup in fiscal 2005. Sales are only generated from this event when it is held in the United States, every fourth year. The remaining decrease is primarily attributable to poor acceptance of our Fall 2005 fashion collections.

Year to date sales in our Specialty Retail sales channel have increased approximately $2.5 million, to $20.2 million from $17.8 million in the same period of the prior year, primarily due to our strong presence in the premium Big & Tall market and favorable initial acceptance of our Spring 2006 fashion collection.

Consumer Direct sales increased $2.6 million over fiscal 2005, primarily due to our new consumer catalog initiative and enhanced website, both of which were launched during the second quarter of fiscal 2006.

Other sales include liquidation sales and shipping revenue. Year to date liquidation sales have been higher than the prior year due to the commencement of liquidating remaining units of our discontinued Classics styles during the third quarter of fiscal 2006. In fiscal year 2005, the discontinued styles were liquidated in the fourth quarter. We anticipate that fourth quarter liquidations will be consistent with the prior year.

Gross Profit

During the first nine months of fiscal 2006, gross profit was 45.3% of net sales compared to 47.8% in the same period of the prior year. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling styles and began selling them at discounted prices through our primary channels beginning in August 2005. This action was taken to reduce the amount of Classics styles and slow-moving fashion styles to be sold at liquidation prices. We began selling the discontinued styles at liquidation prices at the end of the third quarter of fiscal year 2006 and will continue selling at liquidation pricing in the fourth quarter.

During fiscal year 2005, the changes to the Classics line were not as significant and we did not begin discounting our discontinued styles until October. Consequently, we did not begin liquidating the discontinued styles for fiscal year 2005 until the fourth quarter. Margins for the fourth quarter of fiscal 2006 are likely to be more in line with the prior year as fourth quarter liquidation sales are expected to be consistent with the prior year.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $36.9 million in the first nine months of fiscal 2006 compared to $32.6 million in fiscal 2005. This increase is largely due to $3.3 million of additional costs associated with the new consumer catalog. The remainder of the increase is primarily due to increased compensation costs for additional product design and development staffing added in the second quarter of fiscal 2005, as well as increased costs during the third quarter of fiscal 2006 for commissions and other costs of distribution resulting from our increased sales.

Restatement Expenses

The Company was not successful in its appeal in its lawsuit against Genesis Insurance Company. Although we did not recover the damages we were seeking, we have not been required to repay the premium for the policy in question and therefore we reversed the approximately $0.5 million that had been recorded for this outstanding liability, plus some additional accruals for legal and other estimated costs, during the first nine months of fiscal 2006.

Income Taxes

We recorded approximately $1.9 million of income tax expense in the first nine months of fiscal 2006 compared to $3.4 million in fiscal 2005. The effective rates for income taxes in the first nine months of fiscal 2006 and 2005 were 34.9% and 37.3%, respectively. The effective rates differ from the federal statutory rate due to estimates of state income tax liabilities.

Liquidity and Capital Resources

At January 31, 2006, our cash and short-term investments totaled $21.6 million compared to $43.8 million at January 31, 2005, and $40.6 million at April 30, 2005. During the first nine months of fiscal 2006, the Company paid dividends totaling $17.0 million, including a $14.7 million special dividend that was paid on November 16, 2005. Additionally, the Company has repurchased 650,997 shares of stock at a total cost of $7.9 million during the first nine months of fiscal 2006.

During the first nine months of fiscal 2006, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first nine months of fiscal 2006 was $7.3 million compared to $10.0 million in the first nine months of fiscal 2005. The decrease in net cash provided by operating activities was primarily a result of the lower net income of $3.5 million during the first nine months of fiscal 2006, compared to $5.8 million in the first nine months of fiscal 2005.

Net cash provided by investing activities was $11.3 million in the first nine months of fiscal 2006 compared to $10.3 million used in the first nine months of fiscal 2005. The change was primarily due to fewer net purchases of short-term investments in fiscal 2006, as we were transitioning these to cash equivalents in anticipation of payment of the special dividend in November. We incurred $1.9 million of capital expenditures during the nine months ended January 31, 2006. These investments relate primarily to the implementation of our new enterprise resource planning (“ERP”) system, upgraded inventory warehousing system, a new product design management system, and new communication systems and software to help manage our expanded direct to consumer business. We plan to continue to invest in additional enhancements to our systems during the remainder of this fiscal year and next. Total capital expenditures for fiscal 2006 are not anticipated to exceed $3.0 million.

Net cash used in financing activities was $24.3 million in the first nine months of fiscal 2006, which primarily consisted of stock repurchases and dividend payments. We initiated a share repurchase program in March 2004. In July 2005, the board extended this program to allow for an additional $10.0 million of share repurchases beyond those already made for a total cumulative repurchase authorization of $14.2 million. Since the inception of the program through January 31, 2006, we have paid a total of $11.3 million to repurchase stock and, as of January 31, 2006, have remaining authorization for additional repurchases of up to $2.9 million of stock. The repurchase program may be suspended at any time without notice. The purchases will be made from time to time in the open market or in privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital, and other factors.

During the quarter ended January 31, 2006, we paid a regular cash dividend of $0.07 per share and a special cash dividend of $1.34 per share. On March 8, 2006, the Board declared a quarterly dividend of $0.07 per share, payable on April 7, 2006, to shareholders of record on March 23, 2006. We expect to pay similar regular cash dividends in future quarters. However, we may decide to discontinue or modify these regular dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

In March 2005, we entered into a three-year loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit. This line of credit is secured by all of the Company’s assets. Any borrowings under this agreement bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of January 31, 2006, we are in compliance with all of these covenants and there are no borrowings under this line of credit other than open letters of credit totaling approximately $3.1 million.

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. We believe the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements during the remainder of fiscal 2006 and 2007. Should management determine that cash on hand is insufficient to support continuation of the stock repurchase program, we have the ability to suspend the program at any time. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2006 or 2007. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, expenses associated with the risks and uncertainties related to our restatement, and various other factors.

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

Valuation Allowance in Deferred Income Tax Assets

We periodically review the need for a valuation allowance to reduce our deferred income tax asset balances to their net realizable value. To the extent we determine an allowance is required, we determine the adequacy of this allowance by regularly reviewing our historical taxable income and forecasts of future taxable income over the periods in which the temporary differences are anticipated to reverse. As of January 31, 2006, we have determined that no allowance is required. If our actual results are lower than our forecasted future results, an allowance might be required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments. We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of January 31, 2006, was 124 days and the weighted average interest rate was 4.2%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive and financial officers concluded that, as of January 31, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

During the third quarter ended January 31, 2006, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The Company has a stock repurchase program, allowing for the repurchase of up to $14.2 million of common stock. Pursuant to this program, the Company adopted a stock trading plan that is intended to follow the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program may be suspended or discontinued by the Board of Directors at any time without notice and it does not have an expiration date.

The following table sets forth our purchases of our common stock for the fiscal quarter ended January 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
November 11/01/05 - 11/30/05	800	$12.00	800	$6,064,000
December 12/01/05 - 12/31/05	106,200	$11.43	106,200	$4,850,000
January 01/01/06 - 01/31/06	163,200	$11.67	163,200	$2,945,000
	270,200		270,200

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

Cutter & Buck Inc. (Registrant)
Dated: March 8, 2006	By	/s/ ERNEST R. JOHNSON
Ernest R. Johnson Chief Financial Officer and Senior Vice President (Principal Accounting and Financial Officer)