Form 10-K
period 2006-04-30
CUTTER & BUCK INC
filed 2006-06-30
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes   ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of October 31, 2005, was $131,728,000, based on the last reported sale price of the Company’s common stock on that day as reported by the NASDAQ National Market System.

The number of shares of Common Stock of the registrant outstanding as of June 20, 2006 was 10,531,535.

Documents incorporated by reference:   Portions of the Company’s definitive 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end are incorporated by reference into Part III hereof.

CUTTER & BUCK INC.
Annual Report on Form 10-K
For the fiscal year ended April 30, 2006

PART I

Item 1.                        Business

Overview

Cutter & Buck Inc. (the “Company”), a Washington corporation formed in 1990, is based in Seattle, Washington. The Company designs and markets upscale sportswear and outerwear under the Cutter & Buck brand name. Cutter & Buck products feature distinctive, comfortable designs, high quality materials, and rich detailing. In order to reach our target consumer, we sell our products through several wholesale distribution channels, including golf pro shops and resorts, specialty retail shops, corporate sales via promotional products distributors, college book stores, and professional sports team shops. In addition, our wholly-owned subsidiary, Cutter & Buck Direct LLC, sells directly to consumers through catalogs and online at www.cutterbuck.com. We also have agreements with several distributors and licensees that sell our products internationally as well as selected non-apparel and non-competing products both internationally and domestically.

In March 2006, we announced the appointment of Ernie Johnson to the position of chief executive officer and to the Company’s board of directors and the appointments of Kaia Akre as president, Michael Gats as vice president and chief financial officer, and Jon Runkel as vice president of global sourcing and distribution. These announcements were part of a reorganization resulting from the resignation of Tom Wyatt, the Company’s former chief executive officer.

Brand and Products

The Cutter & Buck brand is grounded in the timeless and classic appeal of the golf lifestyle. Our products are designed for men and women who embrace the spirit and values of golf and appreciate our distinctive styling. Cutter & Buck represents quality, performance, and innovation and reflects our passion for this active lifestyle. We are focused on providing updated traditional products for our consumer’s wardrobe needs, both on and off the course. The foundation of our product line is golf, but we offer other active lifestyle sportswear for business and weekend casual and other casual situations. Our product line includes knit and woven shirts, wind and rain apparel, outerwear, pants, shorts, sweaters, vests, swimwear, and accessories. During fiscal 2006, 82% and 18% of our sales were men’s and women’s apparel, respectively.

Our product offering consists of our core line, CB Classics, as well as two seasonal fashion releases each year, Spring and Fall. CB Classics and fashion releases accounted for approximately 77% and 23%, respectively, of our fiscal 2006 net sales. CB Classics are those styles which are typically in demand for multiple seasons. The Spring and Fall seasonal collections include several “deliveries” that convey a theme through color, styling and fabric.

In fiscal 2006, we made significant improvements to our offerings, including updating the CB Classics line to include coordinated, complementary styles for men and women, which is an important benefit to our Corporate customer base. We expanded our offering of performance and technical apparel that provide a variety of moisture and weather management solutions in several product categories and which we market under our “Cutter & Buck CB ProTec” label. We also introduced our Signature Collections for men and women, featuring premium double mercerized cotton and tonal embroidery treatments.

Cutter & Buck CB ProTec is a line of products which includes CB DryTec, CB WindTec, CB WeatherTec, CB SunTec, and CB ThermaTec. We continue to identify new textile technologies that offer performance benefits which we believe are relevant and compelling to our core consumers. CB DryTec offers moisture management to keep cool and dry in humid conditions, CB WindTec provides advanced light-weight wind protection, CB WeatherTec provides protection from a variety of extreme weather conditions, CB SunTec provides UV sun protection, and CB ThermaTec has temperature regulating properties.

Many of our customers request custom embroidery on our apparel, primarily golf course or event logos, collegiate and pro sports emblems, and corporate trademarks. Our distribution center has a dedicated embroidery department that offers a full range of embroidery services, including developing and digitizing logos and matching a customer’s specific logo and color requests with the appropriate garments and thread, as well as the actual embroidery. We also provide other value-added services that allow our customers to sell our products without further processing. These services include adding a customer’s hang tag, folding products to specific measurements, wrapping products in gift and event boxes or packing orders to particular specifications.

Design

The hallmarks of Cutter & Buck products are quality craftsmanship, distinctive details, and vibrant color. We tailor our golf products to incorporate technical innovation and consideration of the golfer’s swing and motion. The products sold through specialty retail channels are intended as the golfer’s off-the-course wardrobe and offer high-quality woven and knit shirts for a business casual environment. The corporate product offering reflects the heritage of the golf line and is colored and designed to appeal to the corporate market as well as accommodate logo applications. Many of the products offered through collegiate and pro sports channels feature customized colors for each unique team.

Our design team develops both seasonal lines and our annual collection of CB Classics. The design process combines market trend research with feedback from buyers, consumers, and sales agents. We continually integrate relevant color, textile, and construction trends into our product offerings. Many of our products feature unique and proprietary textiles as well as seasonal color and style themes.

In fiscal 2006, due to process improvements, we achieved greater efficiency and have shortened our development timeline.

Production and Distribution

We contract with manufacturers who produce our garments in accordance with our quality standards. Like most of our competitors, we do not own or operate any manufacturing facilities. We use a combination of agents, sourcing companies, and factory-direct relationships to source our products. We contract to purchase our goods in United States dollars. Most products bound to our domestic customers are first shipped to our distribution center in Renton, Washington, prior to shipment to our customers.

To reinforce our dedication to social responsibility and global citizenship, we have adopted SA8000 as our Social Accountability Platform. SA8000 addresses all widely accepted labor rights and provides a fully operational global and independent certification system. During fiscal 2006, approximately 60% of the dollar value of our product came from factories that meet the stringent SA8000 standards.

Although we place a high-value on long term working relationships with our factory partners, we do not have long-term contracts with them and only place orders for specific quantities of product. During fiscal 2006, we used 54 factories in 13 countries, primarily Thailand and India, in which 48% and 16%, respectively, of our total 2006 production occurred. 79% of our production occurs in Asian countries and 36% of our production comes from two factories in Thailand.

Pursuant to agreements negotiated under the framework established by the World Trade Organization (“WTO”), the United States and other WTO member countries were required, with few exceptions, to remove quotas on goods from WTO member countries effective January 1, 2005. The removal of these quotas allows us to source our products without the need for our factories to purchase and obtain quotas. We do not anticipate that the recent reimplementation of quotas in certain categories for China until the end of 2008 will have a material impact on our business.

Sales and Marketing

We sell our products through various wholesale and direct to consumer distribution channels. Our distribution model allows us to deliver product to our end consumers via outlets consistent with their lifestyle and shopping preferences. We manage these channels via business units, which are responsible for managing the customer relationships and selling our products. Our business units are Golf, Corporate, Specialty Retail (including Big & Tall and select department stores and collegiate and pro team shops), International and Licensing, and Direct to Consumer. We have an experienced sales force dedicated to each sales channel and positioned strategically throughout the U.S. to work in close proximity with customers. During fiscal 2006, we launched a direct to consumer catalog in order to offer our end consumer a wider assortment of Cutter & Buck products. Congruently, we enhanced the ecommerce capabilities of our website, www.cutterbuck.com. Although our business is primarily dedicated to our wholesale channels, our direct to consumer efforts are growing and we expect this will increase our brand awareness and thus positively impact sell-through in our wholesale channels. We operate our direct to consumer channel through our wholly-owned subsidiary, Cutter & Buck Direct LLC.

For more information about our reportable segments, see Note 14 to our consolidated Financial Statements filed under Part IV, Item 15(a)(1) of this report.

The apparel industry has long product lead times; orders for spring product are typically taken from July to December and orders for fall product are taken from January through June. With the exception of our Corporate business unit, our wholesale business primarily consists of pre-booked orders. However, we see this trending more toward “at-once” orders in all channels as customers tend to purchase later into the season and/or fill-in inventory during the season with at-once product orders.

Our backlog, which consists of open, unfilled orders, was approximately $16.3 million as of April 30, 2006, compared to approximately $19.4 million as of April 30, 2005. Orders typically ship within nine months of the order date. Approximately 94% of orders are ultimately fulfilled. The small unfulfilled portion is due to various reasons common to the apparel industry, including occasional sold-out inventory positions, credit issues, and other customer-related issues.

Corporate

Our Corporate business unit accounted for 44% of net sales during fiscal 2006. This business unit sells primarily to promotional products distributors (“PPD”) who then sell to corporations or events. Cutter & Buck provides a quality consumer brand to the corporate market that is recognized and valued by end customers. We are the leading premium branded apparel supplier to this industry. Corporate customers primarily order CB Classics. Many of the garments sold to corporate customers are embroidered with an organization’s logo. We embroider 18% of these items at our own distribution center, but typically the PPD will have the product embroidered with their local provider. This is a standard practice in this industry and not reflective of our embroidery capabilities, cost, or fulfillment.

Corporate orders tend to be “at-once,” therefore we stock adequate quantities of core product to fulfill the demand for corporate orders.

Marketing for this business unit includes catalog and web-based initiatives as well as customized marketing tools to support the promotional needs of our Corporate customers. We believe many of our Corporate end consumers are golfers and therefore we are able to leverage our golf-lifestyle brand position and the product selection that has evolved from our Golf business unit.

Golf

During fiscal 2006, Golf sales accounted for 24% of our total net sales. The majority of these sales were to golf course pro shops and individual tournaments. Most Golf customers have their event or club logo embroidered on the apparel they order. During fiscal 2006, we enhanced 69% of the items sold to these customers with embroidery.

Our numerous golf-related partnerships and affiliations increase brand awareness. These key partnerships include the PGA of America, the United States Golf Association, and the Executive Women’s Golf Association. Our key sponsorships include The Golf Channel cable television network, LPGA Golf Clinics, the Duramed FUTURES Golf Tour Inc., and professional tour players including LPGA hall-of-fame inductee, Annika Sorenstam.

In fiscal 2006, we announced that we will continue our longtime partnership with Annika Sorenstam, the No. 1 ranked golfer on the LPGA tour since 2001. Under the agreement, Annika will continue to wear and endorse Cutter & Buck apparel, including her signature Annika Collection, at all her professional golf events and media appearances through 2011. We also announced a sponsorship agreement with PGA tour player Ryan Palmer to wear Cutter & Buck products while on tour. Additionally, we continue to sponsor LPGA professional tour players Pat Hurst, Mhairi McKay, and Charlotta Sorenstam, PGA tour professionals Jeff Gove, Bubba Dickerson, and Bill Glasson, and Champions tour professional Dave Stockton.

We renewed our partnership with The Golf Channel, enabling us to continue our status as the Official Golf Apparel Supplier of The Golf Channel cable television network through 2006. We also provide apparel to the ESPN golf broadcasting team. In fiscal 2006, we signed a seven-year event merchandising agreement with The PGA of America, extending a relationship which began in 1999. This agreement ensures our products will be available at all PGA Championships and all Ryder Cup tournaments held in the U.S. for an additional seven years through 2012.

Our Golf line includes a variety of high-end knit shirts, pants, skirts, shorts, and outerwear and technical products from our CB ProTec collection. Men’s Golf customers order approximately 59% CB Classic styles, and women’s Golf customers order approximately 64% seasonal styles. Our women’s “Annika Collection” is developed in collaboration with Annika Sorenstam to create sporty, comfortable products with European styling. Annika wears her namesake collection exclusively while on tour and, at her request, we also provide Annika with product to wear while off the golf course.

Specialty Retail

Our Specialty Retail business unit accounted for 19% of net sales for fiscal 2006. Specialty Retail customers include over 1,300 men’s and women’s clothing retailers, including select department stores such as Von Maur, Patrick James, Parisian, and Nordstrom, big and tall catalogs and stores such as Rochester Big & Tall and Casual Male, and collegiate and pro sports teams and shops, selling sports team apparel through licenses with colleges, Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League and Minor League Baseball.

Specialty Retail customers order approximately 45% from our seasonal collections. Our product assortment for this business unit is influenced by our golf collection but is distinctively designed for our consumer off-the-course and includes more woven and sport shirt options. Our collegiate and pro sports product assortment for this channel includes special color options for specific teams and CB Classics. Most of our collegiate and pro sports product ships embroidered with the university or team logo. We support this business unit by point-of-sale marketing, consumer promotions and direct marketing.

Direct to Consumer

Our Direct to Consumer business unit expanded in fiscal 2006 to include a consumer catalog and an enhanced ecommerce website at www.cutterbuck.com. In order to manage this expansion, we formed a wholly-owned subsidiary, Cutter & Buck Direct LLC. Overall, our Direct to Consumer business unit accounted for 4% of total net sales in fiscal 2006. The direct to consumer channel provides an opportunity to showcase our product assortment and increase brand awareness.

International and Licensing

Cutter & Buck branded products are sold worldwide via various licensing agreements. In fiscal 2006, our international licensing accounted for 2% of net sales. We have transitioned the majority of our international distributor relationships to licensees and the products they sell are generally identical to products offered in the U.S. with certain unique offerings to select markets. We have renewable contracts with international licensees to sell our products in Canada, Europe, Australia, New Zealand, China, Japan, Korea, Philippines, Southeast Asia, the Middle East, and South Africa.

Our domestic licensing partnerships leverage the Cutter & Buck brand by developing complimentary and non-competing products through selected manufacturing and distribution relationships. In April 2006, we signed an agreement with Signature Eyewear to design and distribute Cutter & Buck branded eyewear in optical and sun styles. We plan to debut the collection at Vision Expo West in the Fall of 2006.

Trademarks

CUTTER & BUCK, the Cutter & Buck pennant logo, and the Cutter & Buck tour logo are all registered trademarks in the United States. CUTTER & BUCK is also registered for use on apparel and other products in over 50 countries and both the Cutter & Buck pennant and tour logos are similarly registered in over 25 countries. We have applied to register the ANNIKA patch and the ANNIKA logo in over 40 countries, including the United States. We have applied to register CBUK in the European Union and in the United States.

Competition

The sportswear segment of the apparel industry is highly competitive. We encounter substantial competition in all of our distribution channels from other apparel companies. Our two primary distribution channels, golf pro shops and promotional products distributors, are highly fragmented. We believe that our ability to compete effectively is primarily dependant upon brand awareness, product differentiation, technical innovation, product quality, distribution capabilities, and embroidery and value-added services.

We primarily compete in three market niches: customized apparel for corporations and corporate events, the golf apparel market, and specialty and department store retail. These niches are within the much larger markets of corporate gifts and merchandise, golf equipment and merchandise, and independent specialty and upscale fashion. Most of the data relating to these markets is aggregated data; it is difficult to obtain market data that is relevant specifically to sportswear apparel. Over the last year, we believe the overall corporate market has increased along with overall corporate spending. According to industry sources, rounds of golf played in the United States have declined over the past several years, but have increased approximately 9% from the prior year at golf courses in the United States during the first four months of 2006.

Information Systems

During fiscal 2006, we successfully implemented our new enterprise resource planning (“ERP”) system and upgraded our warehouse management system. Additional system functionality will be implemented in future periods to gain additional operational efficiencies. Also during fiscal 2006, we installed a new catalog order system and a voice-over internet protocol phone system with call center management software and we launched a product design management (“PDM”) project. The installation of new systems and upgrades of existing systems will continue to require investment of employee time, as well as additional capital investment, over at least the next two years. During fiscal 2007, we plan to complete the PDM project and commence a supply-chain management project.

Employees

As of April 30, 2006, we had 359 full-time and 21 part-time employees in the United States. The majority of our sales force are independent agents. None of our employees is a member of a union and we consider our relations with our employees and agents to be satisfactory.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments thereto, are available free of charge via our website, www.cutterbuck.com. In addition, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission, these reports are available on the Securities and Exchange Commission website:  www.sec.gov.

Item 1A.                Risk Factors

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

Inventory Management

Due to long lead times in the apparel industry that result from the seasonal characteristics of our business, customer delivery schedules, and the shipping time from factories to our distribution center, which is generally four to six weeks, sales forecasting and inventory planning are of paramount importance. Our ability to continue to satisfy our Corporate customers is partially dependant upon our ability to meet their needs on demand. In order to meet the unique needs of all our distribution channels, we generally maintain inventory balances of approximately four to five months of sales. If we are unable to accurately forecast our sales or plan for appropriate levels of inventories, it may have a material adverse impact on our financial condition and results of operations.

Third-Party Production

Our products are produced by third parties. We do not own or operate any production facilities. Although we believe we have good relationships with our factory partners, we do not have long-term contracts with them. Therefore, our competitors may gain production capacity that we need for our business or the factories may fail to perform as expected, which may result in our customers canceling or reducing their orders. Reliance on third-party manufacturers also creates quality control risks. A failure in our quality control program could result in diminished product quality.

Overseas Production

We have not experienced any material difficulties as a result of foreign political, economic, or social instability, however we remain subject to the risks associated with foreign suppliers, including, without limitation, economic, environmental, political, and health risks, especially if they impacted Thailand and India, where the majority of our production occurs. We may experience delays in shipping from time to time, whether due to third-party strikes or otherwise. Delays in shipments and other factors beyond our control could materially harm our relationships with our customers, our reputation in the industry, and our financial condition and operating results.

Distractions of a Governance or Proxy Challenge

In the past, shareholders have submitted nominees for our board of directors and it is possible that we might receive shareholder nominations for our board at our 2006 annual meeting. If we do receive nominations our Corporate Governance Committee determines that inclusion of those nominees as part of our recommended slate is not in the best interest of the Company or our shareholders, the Committee’s fiduciary duties would dictate that it oppose the election of those nominees. In that circumstance, we could face a proxy contest and management would be required to expend substantial time and energy, which may divert management’s attention from our operations. We could also incur significant additional costs, including legal and financial advisory fees, that would negatively impact our operating results. We could also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty that often accompanies this type of event.

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

Competition

Some of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing, marketing, sourcing, and selling their products. We cannot provide assurance that we will be able to maintain or increase our market share in our distribution channels. We may also face increased competition from new competitors. As a result of this competition, we may experience lower sales or greater operating costs, which would have an adverse effect on our margins and our results of operations.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease our principal executive offices, which are located in Seattle, Washington, under a lease that covers approximately 49,000 square feet and expires in July 2010. We lease approximately 405,000 square feet of space for a distribution center and embroidery production facility in Renton, Washington under a lease that expires in November 2011. We use approximately 170,500 square feet of the Renton facilities. The remainder is subleased in its entirety to three separate tenants. Two tenants occupy 80% of the subleased space under leases that are coterminous with the Company’s lease. The remaining 20% is subleased through March 2007. Our wholly-owned subsidiary, Cutter & Buck Direct LLC, leases approximately 14,500 square feet of office space in Alpharetta, Georgia, under a lease that expires in October 2011, for employees that manage our direct to consumer catalog and website operations. We also lease approximately 3,000 square feet of space for a showroom in New York City under a lease that expires in December 2010.

Item 3.                        Legal Proceedings

The Company is a party to routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2006.

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

Fiscal 2006	High	Low
Quarter:
First	$13.50	$11.52
Second	$13.86	$11.57
Third	$12.49	$10.88
Fourth	$12.78	$10.84

Fiscal 2005	High	Low
Quarter:
First	$10.86	$9.15
Second	$12.12	$10.80
Third	$15.16	$11.91
Fourth	$16.10	$12.70

Holders

As of June 9, 2006, there were 3,376 holders of our common stock based on the number of registered and beneficial shareholders.

Dividends

During each quarter of the fiscal years ended April 30, 2005 and 2006, the Company paid a $0.07 per share dividend, except that during the first quarter of fiscal 2005 the quarterly dividend was $0.05 per share. Additionally, during the third quarter of fiscal 2006, the Company paid a special dividend of $1.34 per share.

On June 28, 2006, our board of directors approved a $.07 per share quarterly dividend payable on July 28, 2006, to shareholders of record on July 13, 2006.

Securities authorized for issuance under equity compensation plans

The following table sets forth our equity compensation plan information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	606,208	$7.53	377,785
Equity compensation plans not approved by security holders (A)	46,786	3.53	—
Total	652,994	$7.24	377,785

(A)       On both November 15, 2002, and June 16, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase shares of the Company’s common stock to newly hired executives. The options are exercisable at the closing price of the Company’s common stock on the date of grant, as adjusted for the impact of the special dividend paid in November 2005. The options are exercisable for a period of 10 years, subject to earlier termination in the event of a change in the executive’s employment with the Company.

Purchases of equity securities by the issuer

In March 2004, the Company announced a stock repurchase program, allowing for the repurchase of up to $6.0 million of common stock. On July 5, 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million repurchased through that date, bringing the total repurchase authorization since inception of the program to $14.2 million. The following table sets forth our purchases of our common stock for the fiscal quarter ended April 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
February 02/01/06 - 02/28/06	94,500	$11.51	94,500	$1,857,000
March 03/01/06 - 03/31/06	25,600	$12.07	25,600	$1,549,000
April 04/01/06 - 04/30/06	114,444	$12.18	114,444	$154,000
	234,544		234,544

Subsequent to year end, the Company has utilized the repurchase authorization that remained as of April 30, 2006, of approximately $154,000. At this time, the Company has no plans to implement a new repurchase program.

Item 6.                        Selected Financial Data

Year Ended April 30,	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Net sales	$131,298	$126,560	$128,374	$131,699	$161,113
Gross profit	59,666	60,606	58,590	54,787	54,924
Selling, general and administrative	49,104	45,397	41,376	42,400	52,350
Depreciation	2,821	2,767	3,988	5,109	5,423
Restatement expenses	(648)	368	4,968	8,169	—
Restructuring and asset impairment	(230)	—	(349)	3,806	5,524
Total operating expenses	51,047	48,532	49,983	59,484	63,297
Operating income (loss)	8,619	12,074	8,607	(4,697)	(8,373)
Net interest income (expense)	1,161	678	122	(386)	(1,599)
Income (loss) from continuing operations before income taxes	9,780	12,752	8,729	(5,083)	(9,972)
Income tax expense (benefit)	3,431	4,138	944	(65)	(2,945)
Income (loss) from continuing operations	6,349	8,614	7,785	(5,018)	(7,027)
Income (loss) from discontinued operations, net of tax	—	—	146	(6,980)	(3,346)
Net income (loss)	6,349	8,614	7,931	(11,998)	(10,373)
Diluted earnings (loss) per share:
From continuing operations	$0.57	$0.75	$0.70	$(0.47)	$(0.66)
From discontinued operations	$—	$—	$0.01	$(0.66)	$(0.32)
Net earnings (loss) per share	$0.57	$0.75	$0.71	$(1.13)	$(0.98)
Cash dividends declared per common share	$1.62	$0.26	$0.05	$—	$—

April 30,	2006		2005	2004	2003	2002
	(in thousands)
Working capital	$61,855	*	$82,672	$75,080	$65,622	$71,924
Total assets	81,693	*	100,226	93,930	95,678	106,769
Long-term debt and capital lease obligations	—		—	111	702	3,716
Total shareholders’ equity	66,986	*	87,875	79,729	71,988	83,394

*                    The decline in working capital, total assets, and shareholders’ equity during fiscal 2006 was due primarily to the $17.7 million of dividends paid and $10.7 million of share repurchases made.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with “Selected Financial Data” and our consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. You should be aware that our actual results could differ materially from those contained in any forward-looking statements. Our actual results will depend upon a number of factors, including but not limited to the following: the risk factors set forth in Part I, Item 1A of this report; our ability  to control costs and expenses, including costs associated with the ongoing upgrade of some of our computer systems and our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; our ability to appropriately price our products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; the ability of a concentrated group of shareholders to significantly influence matters requiring shareholder apparel; distractions of a governance or proxy challenge, which may divert management attention from operations; identifying, attracting and retaining employees, including key management personnel especially during potentially uncertain times resulting from competing shareholder proposals; political and trade relations; the overall level of consumer spending on apparel; and global economic and political conditions, including impacts of increasing oil prices, disease and terrorism and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in Part I, Item 1A. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events, or developments, except as required by the securities laws.

All references to fiscal years are references to our fiscal years ending April 30.

Overview

Cutter & Buck designs and markets upscale sportswear and outerwear under the Cutter & Buck brand name. We sell our products primarily via our wholesale segment, which consists of our Corporate, Golf, and Specialty Retail business units. We also sell directly to consumers via a catalog and website and have agreements with several distributors and licensees that sell our products internationally as well as selected non-apparel and non-competing products both internationally and domestically.

Results of Operations

The following table sets forth, for the fiscal years indicated, certain consolidated income statements data expressed as a percentage of net sales.

Year Ended April 30,	2006	2005	2004
Consolidated Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.6	52.1	54.4
Gross profit	45.4	47.9	45.6
Operating expenses:
Selling, general and administrative	37.2	35.9	31.9
Depreciation	2.1	2.2	3.1
Restatement expenses	(0.5)	0.3	3.9
Total operating expenses	38.8	38.4	38.9
Operating income	6.6	9.5	6.7
Net interest income	0.9	0.6	0.1
Income from continuing operations before income taxes	7.5	10.1	6.8
Income tax expense	2.6	3.3	0.7
Income from continuing operations	4.9	6.8	6.1
Income from discontinued operations, net of tax	—	—	0.1
Net income	4.9%	6.8%	6.2%

The decline in gross profit percentage during fiscal 2006 was primarily due to increased markdowns and liquidation sales as the Company phased-out more discontinued styles in fiscal 2006 than fiscal 2005. Selling, general and administrative costs increased as a percentage of sales during fiscal 2006 primarily due to the expenditures related to the direct to consumer catalog and website initiatives.

Year Ended April 30, 2006 Compared to the Year Ended April 30, 2005

Net Sales

Overall, sales increased in fiscal 2006. The sales growth is primarily a result of our expanded direct to consumer catalog and enhanced website. The detail of net sales by business unit is as follows:

Year Ended April 30,	2006	2005	Increase/ (Decrease)	Percent Change
	(in thousands, except percent change)
Corporate	$58,219	$56,874	$1,345	2.4%
Golf	31,453	34,753	(3,300)	-9.5
Specialty Retail	25,285	23,453	1,832	7.8
Direct to Consumer	5,586	2,041	3,545	173.7
International and Licensing	3,263	3,130	133	4.2
Other	7,492	6,309	1,183	18.8
Total	$131,298	$126,560	$4,738	3.7%

The Corporate business unit sells primarily to promotional products distributors and represented 44.3% and 44.9% of sales for fiscal 2006 and 2005, respectively. The 2.4% year over year increase was due to the earlier October release date of our annual catalog, which featured our updated classics line, including CB ProTec, women’s companion pieces, and our Signature Collection. Corporate sales for the first six months of fiscal 2006 were down 6.6% from the prior year. Since the introduction of our updated classics line, net Corporate sales increased 12.2% year over year for the last two fiscal quarters.

During fiscal years 2006 and 2005, Golf net sales represented 24.0% and 27.5% of total net sales, respectively. Golf sales declined $3.3 million during fiscal 2006, of which $1.5 million of the decline was due to decreased sales at tournaments, primarily the Ryder Cup, which generates significant sales for us every fourth year when that tournament is held in the United States. The remainder of the decrease is primarily attributable to poor acceptance of our Fall 2005 fashion collection. Our Spring 2006 fashion collection has been better received and non-tournament golf sales have been consistent with the prior year during the six months ended April 30, 2006.

The Specialty Retail business unit encompasses upscale clothing retailers, big and tall stores and catalogs, and collegiate and pro sports team stores. Specialty Retail net sales represent 19.3% and 18.5% of total net sales during fiscal 2006 and 2005, respectively. Sales through this business unit increased $1.8 million during fiscal 2006 compared to fiscal 2005, primarily due to growth in the Big & Tall market niche. Additionally, sales of our Spring 2006 fashion line to other specialty retailers have been favorable. We offered four seasonal deliveries during fiscal 2006, whereas we offered three in the prior year, with the first delivery scheduled a month earlier than in the previous year. These changes were made in order to offer refreshed product on a more frequent basis to align with our customers’ needs.

Direct to Consumer sales increased $3.5 million over fiscal 2005 due to our new consumer catalog initiative and enhanced website, both of which were launched during the second quarter of fiscal 2006.

Other net sales include liquidation and shipping revenue. These sales increased during fiscal 2006 compared to the prior year due to increases in liquidation sales resulting from to the significant quantity of discontinued styles in our Classics line, as discussed in the Gross Profit section, below.

Gross Profit

Our Gross Profit percentage decreased to 45.4% in fiscal 2006 compared with 47.9% of net sales in fiscal 2005. The decrease was primarily due to price markdowns on discontinued CB Classics, as well as inventory writedowns for the discontinued CB Classics and prior season fashion lines that remain unsold as of April 30, 2006. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling Classics styles. In order to reduce the amount of liquidation sales of these discontinued styles, which would have further lowered our gross profit percentage, we began selling them at discounted prices through our primary wholesale channels beginning in August 2005 and throughout most of the third quarter. During fiscal year 2005, the changes to the Classics line were not as significant and we did not begin discounting the discontinued styles until October.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses totaled $48.9 million in fiscal 2006 compared to $45.4 million in 2005, an increase of $3.5 million or 7.7%. As a percentage of net sales, selling, general and administrative expenses increased from 35.9% in fiscal 2005 to 37.2% in fiscal 2006. During the second quarter of fiscal 2006, we launched a consumer catalog initiative. Direct costs of catalogs mailed during fiscal 2006 totaled $3.1 million. Additionally, staffing expenses related to the catalog and our enhanced ecommerce website totaled $0.7 million.

Restatement Expenses

In fiscal 2002, we restated certain of our historical financial statements for irregularities and errors. As a result of the circumstances underlying the restatement, three shareholder class action lawsuits and a shareholder derivative lawsuit were filed, naming us and certain of our current and former directors and officers as defendants. In addition, the Company filed a complaint against the insurance carrier of its directors and officers liability policy, Genesis Insurance Company (“Genesis”). Fiscal 2005 restatement expenses of $0.4 million consist primarily of legal fees incurred pursuant to the lawsuits. The Company was not successful in its appeal in its lawsuit against Genesis. Although we did not recover the damages we were seeking, we were not required to repay the premium for the policy in question and therefore the approximately $0.5 million that had been recorded for this outstanding liability, plus some additional accruals for legal and other estimated costs, was reversed during fiscal 2006.

Income Taxes

We recorded approximately $3.4 million of income tax expense for fiscal 2006 compared to $4.1 million of income tax expense for fiscal 2005. The effective tax rate was 35.1% and 32.5% for fiscal years 2006 and 2005, respectively. The lower tax rate in fiscal 2005 was due to a reduction in estimated state income tax liabilities.

Year Ended April 30, 2005 Compared to the Year Ended April 30, 2004

Net Sales

Sales in all business units, except Golf and Other sales, increased in fiscal 2005 compared to fiscal 2004. Net sales in our Golf business unit were impacted by poor acceptance of our fashion lines and a slow economic recovery in the golf industry. Also during fiscal 2005, we hired and trained sales representatives who were new to the Cutter & Buck brand. Other sales consist primarily of liquidation sales and the Other sales decline reflects a decrease in such sales in fiscal 2005 compared with fiscal 2004. The detail of net sales by business unit is as follows:

			Increase/	Percent
Year Ended April 30,	2005	2004	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$56,874	$53,942	$2,932	5.4%
Golf	34,753	39,699	(4,946)	-12.5
Specialty Retail	23,453	22,517	936	4.2
Direct to Consumer	2,041	1,365	676	49.5
International and Licensing	3,130	2,686	444	16.5
Other	6,309	8,165	(1,856)	-22.7
Total	$126,560	$128,374	($1,814)	-1.4%

Corporate net sales, which represented 44.9% and 42.0% of sales for fiscal 2005 and 2004, respectively, demonstrated continued strength, primarily due to the sales and marketing of our 2004 Classics line and as corporate customers began to increase spending on their events and programs. In January 2004, we launched a new corporate catalog featuring new designs, which had a positive impact on sales throughout the calendar year.

During fiscal years 2005 and 2004, Golf net sales represented 27.5% and 30.9% of total net sales, respectively. Net sales in the Golf business unit were impacted by a slower economic recovery in the golf industry, as well as our hiring and training of sales representatives that were new to the Cutter & Buck brand.

Specialty Retail net sales represented 18.5% and 17.5% of total net sales during fiscal 2005 and 2004, respectively. Sales through this business unit increased $0.9 million during fiscal 2005 compared to fiscal 2004, primarily due to growth in the collegiate and pro sports sales programs.

International and licensing net sales, which represented 2.5% and 2.1% of our total net sales during fiscal 2005 and 2004, respectively, increased during fiscal 2005, primarily due to the strength of our relationship with key licensees and their increased experience with our brand in their marketplaces coupled with improving economic conditions in certain of our international markets.

Direct to Consumer sales, which represented 1.6% and 1.1% of net sales during fiscal 2005 and 2004, respectively, increased during fiscal 2005, primarily due to increased customer acceptance of online shopping and inclusion of Cutter & Buck product in third party catalogs and websites.

Other sales decreased during fiscal 2005 compared to the prior year, primarily due to decreases in liquidation sales as we continued to focus on inventory management.

Gross Profit

Our Gross Profit percentage increased to 47.9% in fiscal 2005, compared with 45.6% of net sales in fiscal 2004. Our margins increased during 2005 as we improved our sourcing and adjusted our pricing structure for certain products, while limiting the number of new styles in our Classics line, resulting in fewer liquidation sales. We also shifted more of our international sales to licensees, as opposed to distributors, whereby we incur fewer direct costs.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight charges in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses totaled $45.4 million in fiscal 2005 compared to $41.0 million in 2004, an increase of $4.4 million or 10.7%. As a percentage of net sales, selling, general and administrative expenses increased from 31.9% in fiscal 2004 to 35.9% in fiscal 2005. During fiscal 2005, we added personnel in the areas of product design, planning, and development and we increased marketing expenditures, primarily in the areas of corporate and women’s golf sales. We also invested in a new ERP system and incurred significant costs to comply with new internal control reporting requirements for public companies. We also incurred higher costs during fiscal 2005 due to the transitioning to a new CEO.

Depreciation

Depreciation expense decreased during fiscal 2005, primarily due to the phase-out of investments in in-store fixturing that was completed in the prior year, as well as the completion of several capital lease terms.

Restatement Expenses

Restatement expenses totaled approximately $5.0 million for the year ended April 30, 2004 and included $3.5 million of legal and professional fees, of which $0.9 million was advanced in connection with the indemnification of former officers, and $1.2 million of accrued retention bonuses to certain key employees.

Income Taxes

We recorded approximately $4.1 million of income tax expense for fiscal 2005 compared to $0.9 million of income tax expense for fiscal 2004. The effective rate for income taxes in fiscal 2004 was well below our fiscal 2005 effective tax rate and below our anticipated ongoing effective tax rate. In fiscal 2004, we reversed a valuation allowance against our deferred tax assets of $1.2 million, thereby significantly reducing the effective tax rate. In addition, income tax expense for fiscal 2004 was reduced by $0.9 million related to the reconciliation of the tax provision to the income tax return as filed for fiscal 2003 and changes in estimates of our income tax liabilities.

Liquidity and Capital Resources

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. During fiscal 2006, our capital requirements were funded by operating activities. Net cash provided by operating activities during fiscal 2006 was $9.9 million compared to $8.8 million during fiscal 2005. Although net income was lower during fiscal 2006 than fiscal 2005, operating cash generated during 2005 was lower due to an overall net increase in inventory in 2005.

Net cash provided by investing activities was $13.9 million compared to $14.2 million used in fiscal 2005. During fiscal 2005, the Company was investing its positive operating cash proceeds into additional short-term investments. During fiscal 2006, the short-term investments were reduced in order to pay a $1.34 per share special dividend. The remaining amounts in short-term investments are in short term interest-bearing U.S. Government and high-quality corporate debt instruments. We hold these instruments to maturity, which currently averages 122 days at the date of purchase. At April 30, 2006, we held $12.3 million in short-term investments. To support our operations, capital expenditures totaling $2.6 million were incurred during fiscal 2006. These capital expenditures primarily consisted of information technology initiatives, as we upgraded and replaced some of our computer systems.  Our annual capital expenditures are limited by our loan agreement to $4.0 million per year.

Net cash used in financing activities was $27.7 million, which primarily consisted of dividends and repurchases of the company’s common stock. The special dividend and the share repurchases represent approximately $28.4 million of capital the Company returned to shareholders. During fiscal 2006, we paid dividends totaling $1.62 per share of common stock, which includes four quarterly dividends of $.07 per share and a special dividend of $1.34 per share. On June 28, 2006, the board of directors approved a quarterly dividend of $.07 per share. We may decide to discontinue or modify our quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

Our share repurchase program initiated in fiscal 2004 authorized the purchase of up to $6.0 million in company stock. In July 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million that had been repurchased at that time, bringing the total repurchase authorization of the program to $14.2 million. During fiscal 2006, we purchased approximately 886,000 shares of our common stock at an average price of $12.11. Subsequent to year end, we utilized the repurchase authorization that remained as of April 30, 2006, of approximately $154,000. Over the life of the program, we repurchased 1,170,000 shares at an average price per share of $12.14. At this time, the board of directors has not authorized additional share repurchases.

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A., through March 10, 2008, secured by all assets of the Company, for a $35 million line of credit. Borrowings, if any, under this agreement would bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5.0 million per year. As of April 30, 2006, we had no borrowings with Wells Fargo HSBC Trade Bank, N.A. under this line of credit other than open letters of credit, as discussed below.

We believe that the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements during fiscal 2007. Also, we have alternative sources of financing available, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available, we do not anticipate using alternative sources of financing during fiscal 2007. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, and various other factors.

Off- Balance Sheet Arrangements

As of April 30, 2006, pursuant to its loan agreement with Wells Fargo HSBC Trade Bank, N.A., the Company had open letters of credit with suppliers totaling $2.1 million.

Contractual Obligations

The following is a summary of our contractual obligations as of April 30, 2006:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in thousands)
Purchase Obligations(1)	$18,428	$—	$—	$—	$18,428
Operating leases(1)	3,582	7,565	6,641	1,385	19,173
	$22,010	$7,565	$6,641	$1,385	$37,601

(1)         The purchase obligations and operating lease commitments are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included herein under Item 8 of our annual report on Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Product Returns

We maintain a reserve for probable future product returns. We analyze the rate of historical returns and trends in changes to the rate, if any, when evaluating the adequacy of this reserve. The rate of returns in our wholesale segment has remained consistent over the past several years. The Direct to Consumer business unit has a higher rate of returns than the wholesale segment. However, as of April 30, 2006, this higher rate does not have a material impact on our reserve for future product returns. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns or changes in our sales mix, additional reserves may be required.

Allowances for Doubtful Accounts

We maintain an allowance for accounts that are doubtful to be ultimately collected, resulting from the inability of our customers to make required payments. These losses are included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering current economic conditions and the customer’s financial condition and credit history. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Accrued Rebates

The Company offers certain sales incentives, including cash rebates, which are recorded as reductions to net sales, and free product, which are recorded as cost of goods sold. Some of these incentives are earned upon customers achieving certain annual sales milestones or sales growth. Although, these incentives are due to customers only if and when the sales targets are achieved, we accrue a liability for the estimated incentives to be earned ratably over all of a customer’s projected sales on a customer by customer basis. If actual customer sales differ from the projected sales used to accrue the liabilities, net sales or gross margins may be materially impacted.

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market. We perform a detailed analysis of inventory on a quarterly basis to identify unsold out-of-season or discontinued merchandise. We estimate the net realizable value of this merchandise based upon disposition plans and historical experience and a valuation allowance is established to reduce the carrying amount to its estimated net realizable value. Additionally, we reserve a portion of our seasonal lines as it is received based on our historical rate of product that ultimately is sold below cost due to incomplete color and sizing runs. If actual market conditions are less favorable than those we project or if our color and size runs of our fashion lines are not consistent with customer purchases, additional writedowns may be required.

Restructuring Liability

The remaining restructuring liability pertains to estimated losses pursuant to long-term leases due to excess warehouse capacity. Key variables in determining this estimate include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information. Should the creditworthiness of our subtenants deteriorate or if we are unable to renew leases at the anticipated lease rates or within the estimated time periods, this liability would need to be increased.

Valuation Allowance for Deferred Income Tax Assets

We periodically review the need for a valuation allowance to reduce our deferred income tax asset balances to their net realizable value. To the extent we determine an allowance is required, we determine the adequacy of this allowance by regularly reviewing our historical taxable income and forecasts of future taxable income over the periods in which the temporary differences are anticipated to reverse. If our actual results are lower than our forecasted future results, allowances may be required.

Pending Adoption of an Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement (“SFAS”) 123(R), Share-Based Payments, which supercedes Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123 in its requirement to recognize share-based payments to employees in the income statement, based on estimates of the fair value of the payments as of their grant date. However, pro forma disclosure is no longer an alternative. We are currently evaluating the impact of adopting SFAS 123(R), but do not expect a material impact upon its adoption in the first quarter of fiscal 2007.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including interest rate risks associated with financial instruments included in cash and cash equivalents and short-term investments and foreign currency exchange rate risk on some of our receivables due from foreign licensees. None of these financial instruments are entered into for trading purposes and we do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. Changes in interest rates may affect the fair market value of these instruments. We invest in interest-bearing U.S. Government and high-quality U.S. corporate debt instruments and hold these instruments until maturity. The average time to maturity as of the purchase date for short-term investments held as of April 30, 2006, was 122 days and none have maturity dates beyond August 15, 2006. The weighted average interest rate of our short-term investment portfolio at April 30, 2006 was 4.78%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

As of April 30, 2006, our short-term investment portfolio totaled $12.3 million. This is substantially less than the $28.8 million portfolio held as of April 30, 2005 due to the $14.7 million special dividend paid during the third quarter of fiscal 2006 and the $10.7 million of share repurchases that were made throughout fiscal 2006.

Some of our licensing agreements compute the royalties due to us in the functional currency of the country in which the licensee operates. From the date of licensee sales until the date on which we are paid, typically within 70 days, the revenues we earn are subject to foreign currency exchange rate risk. Additionally, we do have some remaining assets and liabilities from our closed European operations that are denominated in Euros. Neither of these items is material to our consolidated financial statements as of April 30, 2006.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

As of April 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive and financial officers concluded that, as of April 30, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Internal Control over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for Cutter & Buck Inc., as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the framework established in “Internal Control- Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the internal control of Cutter & Buck Inc. over its financial reporting as of April 30, 2006, was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The independent registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report, included herein.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15 and 15d-15 of the Exchange Act, during our fourth quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cutter & Buck Inc.

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that Cutter & Buck Inc. maintained effective internal control over financial reporting, as of April 30, 2006, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”), Cutter & Buck Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cutter & Buck Inc. maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cutter & Buck Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006, and our report dated June 26, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
June 26, 2006

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2006, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2006, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2006, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2006, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, relating to its annual meeting of shareholders to be held in 2006, to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

All other financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.
3.1	Restated Articles of Incorporation, as amended (filed herewith)
3.2	Bylaws of Cutter & Buck Inc. , as amended and restated March 9, 2006 (3.2)(1)
4.1	Specimen Common Stock Certificate (4.1)(2)
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

10.3	Amendment dated May 16, 2001 to lease dated May 27, 1999 (See exhibit 10.2) between Zelman Renton, LLC and Cutter & Buck Inc. (10.24)(3)
10.4	Lease dated May 16, 2001 between Zelman Renton, LLC and Cutter & Buck Inc. (10.23)(3)
10.5	Lease dated April 30, 2002 between Adobe Systems Incorporated and Cutter & Buck Inc. (10.22)(3)
10.6

First Amendment to Lease between Adobe Systems Incorporated and Cutter & Buck Inc. dated October 27, 2004 (incorporated by reference to exhibit 10.6 filed with the Registrant’s Form 10-K for the year ended April 30, 2005)

10.7

1997 Stock Incentive Plan, as amended and restated as of October 19, 2005 (incorporated by reference to exhibit 10.3 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (File No. 333-129399) filed on December 8, 2005)

10.8	1999 Non-Employee Director Stock Incentive Plan (10.4)(4)
10.9	2000 Stock Incentive Plan (10.5)(4)
10.10	2000 Transition Stock Incentive Plan for Officers, as amended and restated as of October 19, 2005 (10.6)(4)
10.11	2000 Transition Stock Incentive Plan for Non-Officers, as amended and restated as of October 19, 2005 (10.7)(4)
10.12	Ernest R. Johnson Stock Option Agreement, as amended and restated as of October 19, 2005 (10.8)(4)

10.13	Stock Bonus Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Form 10-Q for the quarter ended October 31, 1998)
10.14	Employment Agreement between Cutter & Buck Inc. and Ernest R. Johnson (10.1)(1)
10.15

Change in Control Agreement as amended November 15, 2002 between Cutter & Buck Inc. and Ernest R. Johnson (incorporated by reference to exhibit 10.19 filed with the Registrant’s Form 10-K for the year ended April 30, 2003)

10.16	Change in Control Agreement dated January 2, 2006, as amended by Letter Agreement dated March 9, 2006, between Cutter & Buck Inc. and Kaia Akre (10.2)(1)
10.17	Change in Control Agreement dated March 7, 2006, between Cutter & Buck Inc. and Michael Gats (10.3)(1)
10.18	Change in Control Agreement dated March 7, 2006, between Cutter & Buck Inc. and Jon Runkel (10.4)(1)
10.19	Change in Control Agreement dated March 7, 2006, between Cutter & Buck Inc. and Julie Snow (10.5)(1)
10.20	Change in Control Agreement dated March 7, 2006, between Cutter & Buck Inc. and Brian Thompson (10.7)(1)
10.21	Change in Control Agreement dated March 24, 2003, between Cutter & Buck Inc. and Theresa Treat (filed herewith)
10.22	Credit Agreement dated March 10, 2005 between Cutter & Buck Inc. and Wells Fargo HSBC Trade Bank, N.A.(incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 8-K on March 16, 2005)
10.23*

Endorsement Agreement dated October 18, 2005 between Cutter & Buck Inc. and Club 59, Inc. regarding Annika Sorenstam (incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 10-Q for the quarter ended October 31, 2005)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Financial Officer(5)
32.1	Section 1350 Certifications of the Company’s Chief Executive Officer(5)
32.2	Section 1350 Certifications of the Company’s Chief Financial Officer(5)

*                    CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF THIS EXHIBIT.

(1)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Form 8-K on March 8, 2006

(2)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Registration Statement on Form SB-2 (File No. 33-94540-LA)

(3)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Form 10-K for the year ended April 30, 2002

(4)          incorporated by reference to the exhibit shown in the preceding parentheses and filed with the Registrant’s Registration on Form S-8 (File No. 333-129399) filed on November 2, 2005

(5)          a signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cutter & Buck Inc.

We have audited the accompanying consolidated balance sheets of Cutter & Buck Inc. as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutter & Buck Inc. at April 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cutter & Buck Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 26, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
June 26, 2006

CUTTER & BUCK INC.

Consolidated Balance Sheets

	April 30,
	2006	2005
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,808	$11,752
Short-term investments	12,314	28,831
Accounts receivable, net of allowances of $1,732 at April 30, 2006, and $1,455 at April 30, 2005	22,993	21,814
Inventories, net	25,659	25,398
Income tax receivable	88	919
Deferred income taxes	1,993	2,412
Prepaid expenses and other current assets	2,701	2,317
Total current assets	73,556	93,443
Furniture and equipment, net	6,428	6,734
Deferred income taxes	264	165
Other assets	1,445	1,614
Total assets	$81,693	$101,956
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,767	$3,077
Accrued liabilities	5,934	7,742
Total current liabilities	11,701	10,819
Restructuring liability, net of current portion	1,575	1,895
Deferred rent	1,431	1,367
Total liabilities	14,707	14,081
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 6,000,000 shares authorized: none issued	—	—
Common stock, no par value, 25,000,000 shares authorized: 10,476,069 issued and outstanding at April 30, 2006, and 11,220,376 at April 30, 2005	58,041	67,750
Deferred compensation	(61)	(246)
Retained earnings	9,006	20,371
Total shareholders’ equity	66,986	87,875
Total liabilities and shareholders’ equity	$81,693	$101,956

See accompanying notes.

CUTTER & BUCK INC.

Consolidated Income Statements

	Year Ended April 30,
	2006	2005	2004
	(in thousands, except per share amounts)
Net sales	$131,298	$126,560	$128,374
Cost of sales	71,632	65,954	69,784
Gross profit	59,666	60,606	58,590
Operating expenses:
Selling, general and administrative	48,874	45,397	41,027
Depreciation	2,821	2,767	3,988
Restatement expenses	(648)	368	4,968
Total operating expenses	51,047	48,532	49,983
Operating income	8,619	12,074	8,607
Interest income (expense):
Interest income	1,170	722	277
Interest expense	(9)	(44)	(155)
Net interest income	1,161	678	122
Income from continuing operations before income taxes	9,780	12,752	8,729
Income tax expense	3,431	4,138	944
Income from continuing operations	6,349	8,614	7,785
Income from discontinued operations, net of tax	—	—	146
Net income	$6,349	$8,614	$7,931
Basic earnings per share:
Earnings from continuing operations	$0.58	$0.79	$0.73
Earnings from discontinued operations	$—	$—	$0.01
Net earnings	$0.58	$0.79	$0.74
Diluted earnings per share:
Earnings from continuing operations	$0.57	$0.75	$0.70
Earnings from discontinued operations	$—	$—	$0.01
Net earnings	$0.57	$0.75	$0.71

See accompanying notes.

CUTTER & BUCK INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Deferred	Retained
	Shares	Amount	Compensation	Earnings	Total
	(in thousands, except share amounts)
Balance, April 30, 2003	10,634,132	$64,805	($37)	$7,220	$71,988
Stock issued under employee stock purchase plan	17,323	65	—	—	65
Exercise of stock options	157,923	593	—	—	593
Tax benefit on exercise of stock options	—	236	—	—	236
Amortization of deferred compensation	—	—	37	—	37
Repurchase of common stock	(56,826)	(583)	—	—	(583)
Dividends on common stock ($0.05 per share)	—	—	—	(538)	(538)
Net income	—	—	—	7,931	7,931
Balance, April 30, 2004	10,752,552	65,116	—	14,613	79,729
Stock issued under employee stock purchase plan	7,632	64	—	—	64
Exercise of stock options	655,292	3,579	—	—	3,579
Tax benefit on exercise of stock options	—	1,459	—	—	1,459
Repurchase of common stock	(215,100)	(2,749)	—	—	(2,749)
Deferred compensation relating to restricted stock grants	20,000	281	(281)	—	—
Amortization of deferred compensation	—	—	35	—	35
Dividends on common stock ($0.26 per share)	—	—	—	(2,856)	(2,856)
Net income	—	—	—	8,614	8,614
Balance, April 30, 2005	11,220,376	67,750	(246)	20,371	87,875
Stock issued under employee stock purchase plan	8,450	87	—	—	87
Exercise of stock options	140,118	765	—	—	765
Tax benefit on exercise of stock options	—	282	—	—	282
Repurchase of common stock	(885,541)	(10,723)	—	—	(10,723)
Deferred compensation relating to restricted stock grants	(7,334)	(120)	120	—	—
Amortization of deferred compensation	—	—	65	—	65
Dividends on common stock ($1.62 per share)	—	—	—	(17,714)	(17,714)
Net income	—	—	—	6,349	6,349
Balance, April 30, 2006	10,476,069	$58,041	$(61)	$9,006	$66,986

See accompanying notes.

CUTTER & BUCK INC.

Consolidated Statements of Cash Flows

	Year Ended April 30,
	2006	2005	2004
	(in thousands)
Operating activities:
Net income	$6,349	$8,614	$7,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,875	2,904	4,179
Tax benefit on exercise of stock options	282	1,459	236
Deferred income taxes	320	365	822
Amortization of deferred compensation	65	35	37
Deferred gain on sale and leaseback of capital assets	—	(10)	(72)
Loss on disposals of furniture and equipment	71	—	164
Noncash restructuring and asset impairment charges	—	—	(363)
Changes in assets and liabilities:
Accounts receivable, net	(1,179)	1,003	2,194
Inventories, net	(261)	(3,460)	12,601
Prepaid expenses and other assets	(215)	75	2,695
Accounts payable, accrued liabilities and other liabilities	737	(66)	(8,871)
Income taxes receivable/payable	831	(2,136)	1,217
Net cash provided by operating activities	9,875	8,783	22,770
Investing activities:
Purchases of furniture and equipment	(2,640)	(3,348)	(1,702)
Purchases of short-term investments	(59,406)	(91,023)	(44,885)
Maturities of short-term investments	75,923	80,144	26,933
Net cash provided by (used in) investing activities	13,877	(14,227)	(19,654)
Financing activities:
Issuance of common stock	852	3,643	658
Payment of dividends	(17,714)	(2,856)	(538)
Repurchases of common stock	(10,723)	(2,749)	(583)
Principal payments under capital lease obligations	(111)	(557)	(1,802)
Net cash used in financing activities	(27,696)	(2,519)	(2,265)
Net increase (decrease) in cash and cash equivalents	(3,944)	(7,963)	851
Cash and cash equivalents, beginning of period	11,752	19,715	18,864
Cash and cash equivalents, end of period	$7,808	$11,752	$19,715
Supplemental information:
Cash paid during the year for interest	$9	$38	$155
Cash paid during the year for income taxes	$2,124	$4,441	$30
Noncash financing and investing activities:
Deferred compensation for issuance of restricted stock	$(120)	$281	$—

See accompanying notes.

CUTTER & BUCK INC.

Notes to Consolidated Financial Statements

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business and Basis of Presentation

Cutter & Buck Inc. (the “Company”) designs and markets upscale sportswear and outerwear, primarily through wholesale channels. Through the end of April 2003, the Company also operated Company-owned retail stores. These stores were closed by April 30, 2003, and are presented as discontinued operations in the consolidated financial statements (see Note 13). The Company has two wholly-owned subsidiaries, Cutter & Buck Direct LLC and Cutter & Buck (Europe) B.V. Cutter & Buck Direct LLC was formed during fiscal 2006 to develop and manage a direct to consumer catalog and website business. Cutter & Buck (Europe) B.V. ceased operations in fiscal 2002 and is in the process of winding up its affairs and dissolving. The accompanying consolidated financial statements include the accounts of the Company and these wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Third-Party Overseas Production

The Company’s products are produced by third parties outside the United States. During fiscal 2006, we used factories in 13 countries, primarily Thailand and India, in which 48% and 16%, respectively, of our total 2006 production occurred. 79% of the Company’s production occurs in Asian countries and 36% of the Company’s production occurs in two factories in Thailand. Although management believes that it could identify and qualify alternative factories if needed, the loss of production contracts with, or the overall production capacity of these factories could have a material adverse effect on the Company.

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

Cash Equivalents and Short-Term Investments

The Company invests in interest-bearing U.S. Government and high-quality corporate debt instruments. The Company considers investments with maturities of 90 days or less at purchase to be cash equivalents. Investments with maturities greater than 90 days, but less than one-year, at purchase are recorded as short-term investments.

At April 30, 2006, the Company’s short-term investments are classified as held-to-maturity. The Company has the intent and ability to hold the securities to maturity. The investment portfolio is carried at amortized cost, which approximates fair market value. Management regularly reviews the carrying value of investments in order to identify and record losses, if any, when events and circumstances indicate that declines in the fair value of investments below amortized cost are other-than-temporary. Declines in fair market value below amortized cost were not material as of April 30, 2006 (see Note 2).

Accounts Receivable

The Company extends credit to customers in the normal course of business, subject to established credit limits. The Company’s trade customers are principally corporate accounts, golf pro shops and resorts, and specialty retail stores. Accounts receivable, net, in the consolidated balance sheets, consists of amounts due from customers net of allowances for doubtful accounts and reserves for returns and sales allowances. The allowance for doubtful accounts is determined by evaluating individual customer receivables, based on contractual terms, and reviewing the  customer’s financial condition and credit history, along with current economic conditions. Accounts receivable are written-off if a customer declares bankruptcy or if our third-party collection agency determines that it has exhausted all collection efforts and a receivable is uncollectible. The reserves for returns and sales allowances are determined by an analysis of the historical rate of returns and sales allowances.

Inventories

Inventories, which are predominantly finished goods, are valued at the lower of cost or market, with cost determined under the weighted average method. A detailed analysis of inventory is performed on a quarterly basis to identify slow-moving and out-of-season merchandise. The net realizable value of this merchandise is estimated based upon disposition plans and historical experience. Additionally, we reserve a portion of our seasonal lines as it is received based on our historical rate of product that ultimately is sold below cost due to incomplete color and sizing runs. A valuation allowance is established to reduce the carrying amount of slow-moving merchandise to its estimated net realizable value.

Samples

The Company capitalizes the costs of merchandise samples that relate to goods to be sold in future selling seasons. These samples are amortized on a straight-line basis over the respective selling seasons of six months. The amortization of samples is charged to selling expenses.

Furniture and Equipment

Furniture and equipment are stated at historical cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Computer software and hardware are generally depreciated over three to five years. Furniture and fixtures are generally depreciated over five years. Machinery and equipment are generally depreciated over five to seven years. Sales fixtures are generally depreciated over five years. Leasehold improvements are depreciated over the lesser of the lease term or the estimated economic useful life of the asset, generally five to ten years. Furniture and equipment acquired under capital leases are amortized on a straight-line basis over the lesser of the lease term or the estimated economic useful life of the asset.

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

Deferred Rent

Pursuant to Statement of Financial Accounting Standards No. 13, Accounting for Leases, the Company accounts for lease expense and sublease income on a straight-line basis over the terms of the related leases. This accounting generally results in a deferred asset (for the sublease income) and a deferred liability (for the lease expense) recorded on the balance sheet. Prior to fiscal 2006, the Company netted the deferred asset and liability and reported the net amount as a current liability. At the beginning of fiscal 2006, the Company began reporting the deferred asset ($1.3 million) and the deferred liability ($1.4 million) as separate items on the balance sheet in other long-term assets and other long-term liabilities, respectively. The prior year amounts, a $1.4 million long-term asset and a $1.4 million long-term liability, have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including its capital lease obligations, accounts receivable, and accounts payable approximated their carrying amount as of April 30, 2006 and 2005.

Revenue Recognition

Revenue, net of promotional discounts and rebates, is generally recognized at the time the product is shipped to the customer. The terms and conditions of sales agreements specify that possession and risk of loss pass to customers when the product is delivered to a third-party carrier. However, in cases where goods are shipped to customers prior to the contractually agreed ship date, revenue is not recognized until the date the goods were initially contracted to be shipped. There is generally no right to return for wholesale customers, other than for defective or mis-shipped products. Under certain circumstances, the Company does accept returns from wholesale customers as part of stock rotations, but such accommodations are made under limited pre-established programs or on a case-by-case basis. Sales directly to consumers via our catalog and website are unconditionally guaranteed. An allowance for estimated sales returns is provided as a reduction to sales when the related revenue is recorded. For certain golf tournaments, product is shipped on a consignment basis. Revenue for these sales is recognized, not when the product is shipped, but when the customer sells the product to end consumers.

The Company offers certain sales incentives, including cash rebates, which are recorded as reductions to net sales, and free product, which are recorded as cost of goods sold. A liability for these sales incentives is recorded at the time the sale is made as either a deduction to revenue or an increase to cost of goods sold, as appropriate. Some incentives are earned upon customers achieving certain sales milestones or sales growth. Although, these incentives are due to customers only if and when the sales targets are achieved, the Company accrues a liability for the estimated incentives to be earned ratably over all of a customer’s projected sales on a customer by customer basis.

Cost of Sales

Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, inbound freight costs, import costs, and embroidery costs, as well as reserves for slow-moving and out-of-fashion merchandise. Inbound freight, import and embroidery costs totaled approximately $22.2 million, $17.0 million, and $16.7 million for the years ended April 30, 2006, 2005, and 2004, respectively. Purchasing and receiving costs, warehousing costs, and other costs of distribution are included in selling, general and administrative expenses and totaled $6.2 million, $6.2 million, and $6.1 million for the years ended April 30, 2006, 2005 and 2004, respectively.

Advertising

Catalogs and point of purchase displays are recorded as prepaid expenses until delivered to customers or the season to which they relate has passed, whichever is sooner. All other advertising costs, including media buys, direct mail, sponsorships, and cooperative advertising are expensed at the time the advertising takes place or, in the case of sponsorships, as performance is received. Advertising costs included in prepaid expenses totaled $521,000 and $294,000 as of April 30, 2006 and 2005, respectively. Advertising expense is included within selling, general and administrative expenses and totaled $4.9 million, $2.3 million and $1.7 million for the years ended April 30, 2006, 2005, and 2004, respectively.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be a permitted alternative. The Company will adopt SFAS No. 123(R) as of the beginning of its fiscal 2007 using the “modified prospective” method of adoption. Under the modified prospective method, compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted prior to the effective date that remain unvested on the effective date.

Based upon the unrecognized portion of the fair value of options outstanding as of April 30, 2006, the adoption of SFAS No. 123(R) is not anticipated to have a significant impact on our results of operations or our overall financial position. However, the impact of adoption of SFAS No. 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

If compensation costs for stock-based compensation had been recognized based on the fair value method, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Year Ended April 30,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$6,349	$8,614	$7,931
Add employee stock-based compensation expense, net of tax, as reported	40	24	24
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(210)	(631)	(1,511)
Pro forma net income	$6,179	$8,007	$6,444
Earnings per share:
Basic—as reported	$0.58	$0.79	$0.74
Basic—pro forma	$0.57	$0.73	$0.60
Diluted—as reported	$0.57	$0.75	$0.71
Diluted—pro forma	$0.55	$0.70	$0.58

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions. The dividend yield was assumed to be 0.0% until the fourth quarter of fiscal 2004, when the Board of Directors first authorized a quarterly dividend.

	Year Ended April 30,
	2006	2005	2004
Risk-free interest rate	4.4%	3.5%	2.6%
Volatility	56%	61%	57%
Dividend yield	2.5%	2.1%	0.1%
Expected option life	5 years	5 years	5 years
Weighted average fair value of option grants	$5.53	$6.03	$2.42

Note 2. Short-term Investments

Short-term investments held-to-maturity as of April 30, 2006 and 2005, consisted of U.S. Treasuries and other government agency debt and U.S. corporate debt securities with maturity dates within one year of the purchase date (amortized cost includes the initial purchase amount plus accrued interest of $51,000 and $96,000 as of April 30, 2006 and 2005, respectively):

	April 30,
	2006	2005
	(in thousands)
Amortized cost	$12,365	$28,927
Gross unrealized gains	—	—
Gross unrealized losses	(13)	(21)
Estimated fair value	$12,352	$28,906

Note 3. Property and Leases

Furniture and equipment consisted of the following:

	April 30,
	2006	2005
	(in thousands)
Computer software	$7,152	$6,496
Computer hardware	4,657	4,045
Furniture and fixtures	4,486	4,727
Machinery and equipment	3,556	3,625
Sales fixtures	2,868	2,799
Leasehold improvements	1,279	1,171
	23,998	22,863
Less accumulated depreciation and amortization	(17,570)	(16,129)
	$6,428	$6,734

The Company had no equipment leased under capital leases as of April 30, 2006. The total cost of leased equipment capitalized at April 30, 2005 was $1.1 million with related accumulated amortization of $1.0 million.

The Company leases its office facilities, a distribution center, and certain office equipment under operating leases, most of which contain renewal options. Total rent expense, prior to reductions from sublease rentals, amounted to $4.0 million, $3.8 million and $3.7 million for the years ended April 30, 2006, 2005, and 2004, respectively. Included in these amounts is additional rent for common area maintenance and other building operating expenses totaling $0.7 million, $0.6 million, and $0.3 million for the years ended April 30, 2006, 2005, and 2004, respectively. The Company sub-leases unused space within its distribution center. Sublease rentals, which are recorded as a reduction to rent expense, amounted to $1.2 million for the year ended April 30, 2006, and $1.1 million for each of the years ended April 30, 2005 and 2004.

Future minimum obligations, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at April 30, 2006:

Operating
Year Ended April 30,	Leases
(in thousands)
2007	$3,582
2008	3,779
2009	3,786
2010	3,857
2011	2,784
Thereafter	1,385
Minimum lease obligations	19,173
Less sublease obligations	(5,272)
Total minimum lease obligations	$13,901

Note 4. Accrued Liabilities

Accrued liabilities consists of the following:

	April 30,
	2006	2005
	(in thousands)
Accrued salaries and related expenses	$1,448	$1,744
Accrued sales incentives	1,052	1,112
Accrued sales commissions	927	881
Accrued professional fees	868	321
Accrued operating expenses	585	1,225
Accrued excise and franchise taxes	435	1,032
Accrued restructuring and restatement expenses	320	1,053
Other accrued expenses	299	374
	$5,934	$7,742

Note 5. Debt

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit, which expires March 10, 2008, and is secured by all assets of the Company. Borrowings under this agreement, if any, bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and profitability of $5 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The company is in compliance with all terms and covenants of this agreement. On April 30, 2006, letters of credit outstanding against this line of credit totaled approximately $2.1 million and there were no working capital advances outstanding.

Note 6. Income Taxes

The provision for income taxes on continuing operations consisted of the following:

	Year Ended April 30,
	2006	2005	2004
	(in thousands)
Current tax provision
Federal	$3,048	$4,372	$91
State	63	(599)	31
	3,111	3,773	122
Deferred tax provision	320	365	822
	$3,431	$4,138	$944

In fiscal 2005, the Company completed a study of its state tax liabilities, resulting in an overall reduction in the accrual for state taxes of $225,000 and a reclassification of $425,000 of state tax liabilities from income taxes to sales and franchise tax liabilities. As a result, current state income tax expense for fiscal 2005 includes a reduction of $650,000.

In fiscal 2004, the uncertainty surrounding the ultimate realizability of the Company’s long term deferred tax assets, primarily net operating loss carryforwards, was removed and the Company reversed the valuation allowance against those assets.

The provision for income taxes on continuing operations differs from the amount of tax determined by applying the federal statutory rate for the following reasons:

	Year Ended April 30,
	2006	2005	2004
	(in thousands)
Tax provision at federal statutory tax rate	$3,325	$4,364	$2,968
State income tax provision (benefit)	96	(371)	236
Reconciliation of tax provision to income tax return	(6)	(24)	(783)
Valuation allowance	—	—	(1,186)
Other	16	169	(291)
	$3,431	$4,138	$944

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,
	2006	2005
	(in thousands)
Deferred income tax assets:
Unicap	$949	$1,166
Reserve for inventory obsolescence	711	433
Restructuring accrual	661	780
Deferred rent- leases	499	462
Reserves for doubtful accounts, returns and allowances	423	615
Other	259	439
Total deferred income tax assets	3,502	3,895
Deferred income tax liabilities:
Depreciation	(507)	(660)
Deferred rent- subleases	(437)	(479)
Prepaid expenses and other	(301)	(179)
Total deferred income tax liabilities	(1,245)	(1,318)
Net deferred income tax assets	$2,257	$2,577

Note 7. Shareholders’ Equity

Stock Repurchase Program

In 2004, the Company had authorized a stock repurchase program to repurchase up to $6.0 million in company common stock. In July 2005, the board of directors approved an increase in the stock repurchase program to provide for up to $10.0 million of additional repurchases beyond the $4.2 million repurchased through July 5, 2005, bringing the total repurchase authorization since inception of the program to $14.2 million. The Company repurchased 885,541 and 215,100 shares of common stock under its Stock Repurchase Program during fiscal 2006 and 2005, respectively. Subsequent to year end, the Company has utilized the remaining repurchase authorization of $154,000, bringing the total number of shares repurchased under the program to 1,170,052 at a total cost of $14,208,000. There are no current plans to authorize additional repurchases at this time.

Dividends

During fiscal 2006, the Company paid dividends totaling $17,714,000 ($1.62 per share), which consist of a $1.34 per share special dividend and aggregate quarterly dividends totaling $.28 per share. During fiscal 2005, the Company paid quarterly dividends totaling $2,856,000 ($.26 per share).

Stock Plans

The Company has stock awards available for grant under two plans that provide for the granting of options, stock, or stock appreciation rights to employees and officers of the Company. There are 376,760 awards available for future issuance as of April 30, 2006, primarily under the 2000 Stock Plan, which generally provides for equal vesting over a four-year period. Some of the plans limit the types and quantities of the awards. Of the awards available for future issuance as of April 30, 2006, the plans limit the remaining number of available stock grants to 69,611 and the remaining number of available stock appreciation rights to 308,563. Options under the plans expire after 10 years and have been granted at fair value on the date of grant.

The Company also has a Stock Bonus Plan that permits eligible employees receiving cash bonuses to elect to receive shares of Restricted Stock of the Company in lieu of all or a portion of their cash bonus. As of April 30, 2006, 1,025 awards remain available for issuance under this plan.

Options

A summary of Company stock option activity and related information is as follows:

	Year Ended April 30,
	2006		2005		2004
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Balance, beginning of year	803,651	$8.13	1,471,163	$6.45	1,486,535	$7.03
Granted	774,588	7.59	144,500	12.86	410,000	4.91
Exercised	(140,118)	5.46	(655,292)	5.46	(157,923)	3.75
Canceled	(785,127)	8.58	(156,720)	7.83	(267,449)	8.77
Balance, end of year	652,994	$7.27	803,651	$8.13	1,471,163	$6.45
Exercisable at end of year	638,664	$7.21	620,832	$7.62	909,334	$7.35

In October 2005, certain stock plan amendments were approved by shareholders to allow for certain adjustments to employee stock-based compensation awards to offset the economic impact of the $1.34 special dividend. Under the accounting prescribed by APB No. 25 and FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, no compensation cost was recorded in the Company’s financial statements as a result of this modification, which was deemed to be an equity restructuring. Included in the above table, are 683,155 options cancelled pursuant to the modification with a weighted average exercise price of $8.34 and the related 760,423 options granted at a weighted average exercise price of $7.50. Excluding the effects of this modification, 14,165 options were granted during fiscal 2006 at a weighted average exercise price of $12.55.

The following information is provided for options outstanding and exercisable at April 30, 2006:

	Outstanding			Exercisable
		Weighted Average			Weighted
		Remaining			Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price
$2.97 - $3.42	115,094	6.4	$3.25	115,094	$3.25
3.58 - 3.58	114,411	7.0	3.58	114,411	3.58
4.09 - 7.07	125,419	6.2	5.69	125,419	5.69
7.13 - 10.33	125,851	2.8	8.97	114,721	8.89
10.53 - 12.39	113,110	4.9	11.68	109,910	11.68
12.62 - 15.12	59,109	6.2	13.56	59,109	13.56
	652,994	5.5	7.27	638,664	7.21

Restricted Stock

Under terms of the employment agreement with its former CEO, the Company awarded a restricted stock grant of 20,000 shares of common stock in December 2004 with a grant-date fair value of $14.05 per share. Under terms of the employment agreement with its President, the Company awarded a restricted stock grant of 6,000 shares of common stock in January 2006 with a grant-date fair value of $11.32 per share. Both of these awards were to be issued in equal thirds on each twelve month anniversary of continuous service to the Company. Upon his resignation, 13,334 shares of the former CEO’s award were forfeited. The Company has recorded deferred compensation related to restricted stock of $61,000 as of April 30, 2006. This amount will be amortized on a straight-line basis over the remaining 32 months of the vesting period for the President’s award. Compensation expense relating to all restricted stock awards was $65,000, $35,000 and $37,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

Non-employee Stock Options

In January 2001, under the terms of an endorsement agreement, the Company granted an option to purchase 60,000 shares of Company Common Stock. These options are fully vested and expire in September 2007.

Note 8. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation of diluted earnings per share represent the restricted stock grants to the Company’s former CEO and current President and the net shares issuable upon assumed exercise of outstanding stock options. As of April 30, 2006, 2005, and 2004, 141,000, 152,000 and 425,000 outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices exceeded the average market value of the common shares.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Year Ended April 30,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$6,349	$8,614	$7,785
Denominator for basic earnings per share:
Weighted average common shares	10,908,910	10,923,188	10,704,517
Dilutive effect of employee stock options and awards	263,550	512,506	457,592
Denominator for diluted earnings per share	11,172,460	11,435,694	11,162,109
Basic earnings per share from continuing operations	$0.58	$0.79	$0.73
Diluted earnings per share from continuing operations	$0.57	$0.75	$0.70

Note 9. Defined Contribution Plan

The Company has a salary deferral 401(k) plan covering substantially all of its employees. The plan allows eligible employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The Company matches 50% of employee contributions up to the first 3% of compensation that was deferred by an employee. The plan also allows the Company to contribute an amount at its discretion. The Company contributed $176,000, $169,000 and $211,000 for the years ended April 30, 2006, 2005, and 2004, respectively.

Note 10. Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these other routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

The Company had a complaint against Genesis Insurance Company (“Genesis”), originally filed in the United States District Court for the Western District of Washington (“District Court”), alleging that Genesis’ 2002 attempt to rescind the Company’s primary Directors’ and Officers’ liability insurance was unlawful, and sought damages resulting from Genesis’ breaches of contract and the duty of good faith and fair dealing. In February 2004, the District Court entered an Order granting Genesis’ motions for summary judgment and, accordingly, the Company’s claims against Genesis were dismissed by the District Court. The Company appealed the District Court’s decision to the United States Circuit Court of Appeals for the Ninth Circuit (“Court of Appeals”). In August 2005, the Court of Appeals affirmed the decision of the District Court in favor of Genesis and, therefore, the Company filed a petition for rehearing with the Court of Appeals seeking to have the Court of Appeals reconsider certain portions of its decision. In October 2005, the Court of Appeals denied the Company’s petition for rehearing, effectively ending this lawsuit.

Note 11. Restatement Expenses

In fiscal 2002, the Company restated certain financial statements for irregularities and errors. The Company settled several lawsuits and a Securities and Exchange Commission investigation of the Company arising from the circumstances underlying the restatement. The restatement has been completed and the Company does not anticipate it will incur any additional legal or other professional service costs in connection with this matter.

Restatement expenses amounted to approximately $5.0 million for the year ended April 30, 2004. Included in this total are approximately $3.5 million of legal and professional fees and $1.2 million of retention bonuses for certain key employees. Retention bonuses totaled $1.9 million, the majority of which was paid out in the fourth quarter of fiscal 2004.

Restatement expenses amounted to approximately $0.4 million for the year ended April 30, 2005, primarily for legal and other professional service costs incurred in connection with the indemnification of former officers and the ongoing lawsuit against Genesis Insurance Company.

As discussed in Note 10, the remaining lawsuit related to the restatement ended in October 2005. Previously, the Company had determined that it was probable that an insurance premium would need to be repaid to Genesis. Based on the court’s decision, management determined that it is not probable the Company will be required to repay the premium for the policy in question. During fiscal 2006, the Company reversed amounts that had been recorded for this liability ($535,000)  and reduced the estimate of legal expenses ($113,000) relating to this matter.

Note 12. Restructuring Liability

As a result of a restructuring plan adopted in 2002, the Company has a liability recorded for its remaining contractual lease payments due for excess warehouse capacity, net of estimated sublease payments. Currently, all of the excess capacity is being subleased and management believes it will continue to be subleased through the end of the Company’s lease term in 2011. For the year ended April 30, 2006, activity in the accrued liability account consisted of the following:

	Balance at	Subsequent	Subsequent	Balance at	Due	Due
	April 30,	Accruals,	(Payments)	April 30,	Within	After
	2005	Net	Receipts	2006	1 Year	1 Year
	(in thousands)
Lease obligations	$9,340	$—	$(1,418)	$7,922	$1,419	$6,503
Estimated sublease income	(7,125)	—	1,098	(6,027)	(1,099)	$(4,928)
	$2,215	$—	$(320)	$1,895	$320	$1,575

Note 13. Discontinued Retail Operations

Revenues and expenses associated with retail store operations have been presented as discontinued retail operations in the income statement for the year ended April 30, 2004, which was the last year of any activity related to these operations. The closure of the Company-owned retail stores was completed in fiscal 2003 so there were no revenues or net income from the discontinued retail operations during fiscal 2004.

The gain on disposal and net income from discontinued operations for the year ended April 30, 2004, were as follows:

Year Ended
April 30, 2004
(in thousands)
Gain on disposal	$231
Income tax expense	(85)
Net gain on disposal	146
Net income from discontinued retail operations	$146

Note 14. Segment Information

Cutter & Buck essentially has one product category, upscale sportswear and outerwear under the Cutter & Buck brand name. Our target market for this product is upper-income men and women over the age of 35 who appreciate the value of high quality apparel. We reach our end consumers primarily via wholesale channels in the United States and structure our business to manage the sell-through of our product via various distribution channels that we believe will maximize our overall company-wide gross profit. These distribution channels are managed by business units. For each business unit, we track net sales and gross profit. The measurement of net sales used by management at the business unit level includes shipping revenues and does not include intersegment revenues or reserves recorded for bad debts, returns, or allowances. The measurement of gross profit at the business unit level does not include inventory writedowns or reserves or variances from our standard cost allocations for freight and embroidery.

All of our business units sell the same product, except for certain licensees which may design certain products or styles that are unique to their territories. Our inventory is designed, purchased, handled, and distributed in the same manner for all business units by central overhead departments. The costs of these departments are not allocated to the business units. We do not allocate any assets to business units.

Corporate business unit sales are primarily to promotional product distributors. Golf business unit sales are to pro shops or at tournaments. Specialty Retail business unit sales are to clothing retailers, department stores, and college and professional team apparel stores. Sales through these wholesale business units are aggregated and reported as our wholesale segment as they each have similar economic characteristics.

To a lesser extent, we sell directly to consumers via a catalog and ecommerce website through our Direct to Consumer business unit. We also have agreements with several distributors and licensees that sell our products internationally as well as selected non-apparel and non-competing products both internationally and domestically through our International and Licensing business unit. Net sales and gross profit for these two business units, plus reserve adjustments, standard cost variances, and writedowns and liquidations of inventory are reported in the All Other category for segment reporting, as their combined results are not material to the presentation of our segment information.

Our wholesale segment has comprised more than 90% of our consolidated net sales since the closure of our company-owned retail stores in fiscal 2003. In fiscal 2006, net sales of the Direct to Consumer business unit increased substantially. Therefore, we have reevaluated our reporting segments. We have included the following information regarding our wholesale and other operating segments. The aggregated net sales and gross profit of our wholesale and other operating segments for the last three fiscal years are as follows:

Year Ended April 30,	2006	%	2005	%	2004	%
	(in thousands except percentages)
Wholesale	$118,821	90.5	$118,856	93.9	$120,028	93.5
All other	12,477	9.5	7,704	6.1	8,346	6.5
Net Sales	$131,298		$126,560		$128,374
Wholesale	$54,937	46.2	$57,351	48.3	$54,107	45.1
All other	4,729	37.9	3,255	42.2	4,483	53.7
Gross Profit	$59,666	45.4	$60,606	47.9	$58,590	45.6

A reconciliation of total segment gross profit to the Company’s consolidated income from continuing operations before income taxes, is as follows:

Year Ended April 30,	2006	2005	2004
	(in thousands)
Total segment gross profit	$59,666	$60,606	$58,590
Operating expenses	(51,047)	(48,532)	(49,983)
Net interest income	1,161	678	122
Income from continuing operations before income taxes	$9,780	$12,752	$8,729

Note 15. Selected Quarterly Financial Data (unaudited)

The following quarterly information is unaudited. In the opinion of management, all material adjustments necessary to present fairly the results of operations of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature.

2006 Quarter Ended	Jul. 31, 2005	Oct. 31, 2005	Jan. 31, 2006	Apr. 30, 2006
	(in thousands, except per share amounts)
Net sales	$29,741	$33,669	$31,247	$36,641
Cost of sales	15,696	18,651	17,472	19,813
Gross profit	$14,045	$15,018	$13,775	$16,828
Total operating expenses	$11,099	$13,986	$13,374	$12,588

Net income	$2,102	$891	$481	$2,875
Basic earnings per share:	$0.19	$0.08	$0.04	$0.27
Diluted earnings per share:	$0.18	$0.08	$0.04	$0.27

2005 Quarter Ended	Jul. 31, 2004	Oct. 31, 2004	Jan. 31, 2005	Apr. 30, 2005
	(in thousands, except per share amounts)
Net sales	$31,899	$35,538	$24,220	$34,903
Cost of sales	16,147	18,399	13,272	18,136
Gross profit	$15,752	$17,139	$10,948	$16,767
Total operating expenses	$10,793	$12,568	$11,695	$13,476

Net income (loss)	$3,250	$2,915	$(384)	$2,833
Basic earnings (loss) per share:	$0.30	$0.27	$(0.04)	$0.25
Diluted earnings (loss) per share:	$0.29	$0.26	$(0.04)	$0.25

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to	Charged to				Balance
	beg. of	revenue, costs	other				end of
	period	or expenses	accounts		Deductions		period
	(in thousands)
Year Ended April 30, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$313	$299	$—		$(260	)(A)	$352
Reserve for returns	$830	$3,947	$—		$(3,724	)(B)	$1,053
Reserve for sales allowances	$627	$991	$(343	)(F)	$(951	)(C)	$324
Reserve for inventory obsolescence	$1,157	$2,256	$—		$(1,354	)(D)	$2,059
Year Ended April 30, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$705	$(102)	$—		$(290	)(A)	$313
Reserve for returns	$972	$2,898	$—		$(3,040	)(B)	$830
Reserve for sales allowances	$819	$2,463	$—		$(2,655	)(C)	$627
Reserve for inventory obsolescence	$697	$690	$—		$(230	)(D)	$1,157
Year Ended April 30, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,541	$(287)	$—		$(549	)(A)	$705
Reserve for returns	$1,215	$3,122	$—		$(3,365	)(B)	$972
Reserve for sales allowances	$990	$2,290	$—		$(2,461	)(C)	$819
Reserve for inventory obsolescence	$1,056	$218	$—		$(577	)(D)	$697
Reserve for deferred income tax assets	$1,186	$—	$—		$(1,186	)(E)	$—

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

(F)         Rebates that are classified as an accrued liability in fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC. (Registrant)
June 30, 2006	By:	/s/ ERNEST R. JOHNSON
Ernest R. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ERNEST R. JOHNSON	Chief Executive Officer and Director	June 30, 2006
Ernest R. Johnson	(Principal Executive Officer)
/s/ MICHAEL GATS	Chief Financial Officer and Corporate	June 30, 2006
Michael Gats	Secretary (Principal Financial and Accounting Officer)
/s/ DOUGLAS G. SOUTHERN	Chairman of the Board	June 30, 2006
Douglas G. Southern
/s/ HENRY L. KOTKINS, JR.	Director	June 30, 2006
Henry L. Kotkins, Jr.
/s/ LARRY C. MOUNGER	Director	June 30, 2006
Larry C. Mounger
/s/ WHITNEY R. TILSON	Director	June 30, 2006
Whitney R. Tilson
/s/ JAMES C. TOWNE	Director	June 30, 2006
James C. Towne