Form 10-K/A
period 2006-04-30
CUTTER & BUCK INC
filed 2006-08-25
CIK 948069

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

Securities registered pursuant to Section 12(b) of the Act:  Common stock, no par value

Securities registered pursuant to Section 12(g) of the Act:  None

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

The number of shares of Common Stock of the registrant outstanding as of July 31, 2006 was 10,567,707.

CUTTER & BUCK INC.
Annual Report on Form 10-K/A
For the fiscal year ended April 30, 2006
Index

EXPLANATORY NOTE

On June 30, 2006, Cutter & Buck Inc. filed its Annual Report on Form 10-K for the year ended April 30, 2006, with the Securities and Exchange Commission. Because we have determined that we will not file our Proxy Statement within 120 days following the last day of our prior fiscal year, we are amending Part III, Items 10, 11, 12, 13, and 14 of our Form 10-K to include the required disclosures.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The directors as of the date of this report:

Henry L. (Skip) Kotkins, Jr.
Age:	57
Director Since:	2002
Principal Occupation:	Chairman & Chief Executive Officer, Skyway Luggage Company
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

Other Directorships:	Director, Skyway Luggage; Director, ABM Industries, Inc. a public building services company; Executive Committee Member of Washington Council on International Trade (Chair 2000-2002).
Larry C. Mounger
Age:	69
Director Since:	1990
Principal Occupation:	Chairman of Sunrise Identity Inc.
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

Other Directorships:	Director, Washington Law Foundation; Director, Bite Footwear, a private footwear company; Member of Advisory Board of the University of Washington School of Business Administration.

Douglas G. Southern
Age:	63
Director Since:	2002
Principal Occupation:	Chairman of the Board
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

Other Directorships:	Audit Committee Chair and Director of Seattle Genetics, Inc., a public biotechnology company that discovers and develops monoclonal antibody-based drugs to treat cancer and related diseases.
Whitney R. Tilson
Age:	39
Director Since:	2004
Principal Occupation:	Managing Partner, T2 Partners Management LP.
Business Experience:

Mr. Tilson is the founder and co-manager of three value-oriented private investment partnerships, T2 Accredited Fund, LP; Tilson Offshore Fund, Ltd.; and T2 Qualified Fund, L.P.; and of the Tilson Mutual Funds. He is co-founder and co-Editor-in-Chief of Value Investor Insight, an investment newsletter, and is the co-founder and Chairman of the Value Investing Congress, an investment conference. Mr. Tilson currently authors a column on value investing for the Financial Times, has written for the Motley Fool and TheStreet.com, and teaches financial statement analysis and business valuation for The Dickie Group. Mr. Tilson was the co-founder and Executive Director of the Initiative for a Competitive Inner City, was a founding member for Teach for America and spent two years as a consultant at the Boston Consulting Group. Mr. Tilson received an MBA with High Distinction from The Harvard Business School, where he was a Baker Scholar, and graduated magna cum laude from Harvard College with a bachelor’s degree in Government.

Other Directorships:

Vice Chairman of the board of KIPP Academy, which operates four charter schools in New York City; member of the board of the Fistula Foundation, which supports the Addis Ababa (Ethiopia) Fistula Hospital; member of the board of Education Reform Now Advocacy Committee.

James C. Towne
Age:	63
Director Since:	1997
Principal Occupation:	Chairman and CEO, Greenfield Holdings, LLC
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

Other Directorships:	Director of Net-Inspect LLC, a private technology company.
Ernest R. Johnson
Age:	55
Director Since:	2006
Principal Occupation:	Chief Executive Officer of Cutter & Buck Inc.
Business Experience:

Mr. Johnson has over thirty years of experience in operations, accounting and finance. From November 2002 to March 2006, Mr. Johnson was Chief Financial Officer, Senior Vice President and Corporate Secretary of Cutter & Buck. From 1996 to 2002, he was Senior Vice President, Chief Operating Officer and Chief Financial Officer with Washington Mutual, Inc., Commercial Banking Division. From 1993 to 1996, he was Senior Vice President and Chief Financial Officer with West One Bank-Washington. Between 1976 and 1993 he held various chief financial officer and senior level positions with Bank of America (formerly Rainier Bancorp/Security Pacific). Mr. Johnson has a bachelor’s degree in accounting and information systems from Washington State University.

The executive officers as of the date of this report:

Name	Age	Position
Ernest R. Johnson	55	Chief Executive Officer
Kaia L. Akre	42	President
Michael Gats	47	Chief Financial Officer, Vice President and Corporate Secretary
Brian C. Thompson	38	Vice President and General Manager, Golf, Corporate, International/Domestic Licensing
Julie Snow	37	Vice President, Design and Merchandising
Jon P. Runkel	49	Vice President, Global Sourcing and Distribution
Theresa S. Treat	49	Vice President, Human Resources

The biographies of the executive officers who are not directors are as follows:

Kaia L. Akre, President, joined Cutter & Buck in January 2006. From January 2006 to March 2006, Ms. Akre was Vice President, Marketing at Cutter & Buck. From 1993 to 2005, she held a variety of positions at Nordstrom, Inc., primarily in the product development division, in the areas of creative resources, strategic planning and brand marketing. Her last position at Nordstrom was Design Services Director. Ms. Akre earned a bachelor’s degree in Communications from Washington State University.

Michael Gats, Chief Financial Officer, Vice President and Corporate Secretary, joined Cutter & Buck in 1999. Mr. Gats has over 24 years experience in accounting and finance. Mr. Gats became Chief Financial Officer in March 2006. Prior to being named Chief Financial Officer, he served as Director of Retail Finance, Controller and Director of Reporting and Analysis. Before joining Cutter & Buck, Mr. Gats was Chief Financial Officer at a privately held manufacturing and distribution company, Director of Finance at a Seattle based apparel company and spent ten years in public accounting with KPMG. He received a bachelor’s degree in business with a major in accounting from Gonzaga University.

Brian C. Thompson, Vice President and General Manager, Golf, Corporate, International/Domestic Licensing, joined Cutter & Buck in 1996. Mr. Thompson has over fifteen years experience in sales and operations management. Mr. Thompson has managed the Company’s Corporate business unit since 2001. Between 1999 and 2000, he was Director of Operations. From 1996 through 1999, he held various management positions, including Distribution Center Manager and Import Manager. Prior to joining Cutter & Buck, Mr. Thompson held management positions in logistics and distribution. Mr. Thompson earned a bachelor’s degree with a focus on economics from the University of Washington.

Julie Snow, Vice President, Design and Merchandising, joined Cutter & Buck in 1993. During her career at Cutter & Buck, Snow has served as Design Director for our Men’s & Women’s line, Women’s Inventory Manager, International & Licensed Merchandise Manager, and various positions within the Products Group. Prior to that, Snow held positions in sales with Nordstrom and other retailers. She earned a bachelor’s degree in Clothing & Textiles from Seattle Pacific University and completed a two-year program in Apparel Design & Services with Seattle Central Community College.

Jon P. Runkel, Vice President of Global Sourcing and Distribution, joined Cutter & Buck in 1995 as Director of Operations. Mr. Runkel has over 30 years experience in apparel manufacturing, engineering and distribution. In 1996, as Director of Operations, he oversaw the creation of the Company’s Distribution Center and Embroidery Operations. Since 1995, he has been responsible for global sourcing, quality assurance, international business, and embroidery operations. Prior to joining Cutter & Buck, he managed apparel manufacturing facilities and operations for various northwest apparel companies.

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

Audit Committee

The Audit Committee, established in accordance with the regulations adopted by the Securities and Exchange Commission, is comprised of Messrs. Towne, Mounger and Southern. The Board of Directors has determined that each member of the Audit committee meets all applicable independence and financial literacy requirements of the NASDAQ Global Market as currently in effect. The Board has also determined that Mr. Southern qualifies as an audit committee financial expert as defined in regulations adopted by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Based on our records and other information, Cutter & Buck believes that all SEC filing requirements applicable to its directors and officers were complied with for fiscal 2006, except that Larry C. Mounger filed a Form 4 on May 31, 2005, to report a stock option exercise on May 19, 2005, and James C. Towne filed a Form 4 on January 13, 2006, to report shares acquired between April 12, 2004, and January 6, 2006, under a broker-administered dividend reinvestment program.

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

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to (i) all individuals that served as our Chief Executive Officer, (ii) our four most highly compensated executive officers other than the CEO, and (iii) our former Chief Operations Officer, whose disclosure would have been provided but for the fact that he was not serving as an officer of Cutter & Buck at the end of the last completed fiscal year, (the “Named Executive Officers”) for employment services rendered to Cutter & Buck during the fiscal year ended April 30, 2006:

								Long Term Compensation Awards
Name and		Annual Compensation						Restricted	Securities
Principal Position	Year	Salary		Bonus		Other Annual Compensation		Stock Awards	Underlying Options		All Other Compensation
Ernest R. Johnson	2006	$242,426		$—		$—		$—	—		$539	(1)
Chief Executive	2005	$215,582		$35,000		$—		$—	—		$414	(1)
Officer	2004	$201,098		$40,000		$—		$—	26,714	(2)	$414	(1)
John T. Wyatt	2006	$448,076	(3)	$—		$218,846	(4)	$—	—		$350	(1)
Former Chief Executive	2005	$192,298	(3)	$75,000		$9,798	(5)	$281,000	89,047	(2)	$154	(1)
Officer and President	2004	$—		$—		$—		$—	—		$—
Brian C. Thompson	2006	$211,099		$—		$—		$—	—		$162	(1)
Vice President and	2005	$166,780		$18,000		$—		$—	—		$162	(1)
General Manager, Golf,	2004	$155,337		$25,229		$—		$—	6,113		$172	(1)
Corporate,
International/Domestic
Licensing
Julie Snow	2006	$194,242		$15,000		$—		$—	—		$162	(1)
Vice President, Design	2005	$143,100		$14,000		$—		$—	—		$162	(1)
and Merchandising	2004	$92,218		$35,366		$—		$—	3,000		$147	(1)
Michael Gats	2006	$169,339		$—		$—		$—	—		$275	(1)
Chief Financial Officer,	2005	$157,776		$16,000		$—		$—	—		$270	(1)
Vice President and	2004	$150,270		$34,866		$—		$—	13,357		$293	(1)
Corporate Secretary
Jon P. Runkel	2006	$164,509		$—		$—		$—	—		$270	(1)
Vice President,	2005	$154,201		$12,866		$—		$—	—		$270	(1)
Global Sourcing and	2004	$147,807		$19,605		$—		$—	8,905		$280	(1)
Distribution
William B. Swint	2006	$240,394		$—		$—		$—	—		$142,326	(8)
Former Chief Operations	2005	$238,645		$—		$—		$—	—		$774	(1)
Officer and Vice	2004	$149,918		$110,000	(6)	$10,700	(7)	$—	33,393	(2)	$648	(1)
President

       (1) Represents term life insurance premiums.

       (2) On October 19, 2005, the Company’s shareholders approved amendments to the Company’s option plans that allowed the Company to adjust outstanding awards so option holders would not be disadvantaged by the payment of the special cash dividend of $1.34 per share payable to shareholders on November 16, 2005. Accordingly, in order to preserve the economic value of  the stock options, the Company increased the number of option shares and decreased the exercise price of the options listed in the above table and previously reported in the 2005 Proxy Statement. Those adjustments were made under a formula established by an outside compensation consultant and were designed to maintain the same economic value of the options that existed before the special dividend was implemented.

       (3) Mr. Wyatt commenced employment with the Company on December 11, 2004, and terminated employment with the Company on March 8, 2006.

       (4) This amount includes $100,273 for temporary housing allowance and $112,169 for moving and relocation expenses based on the Employment Agreement between Mr. Wyatt and the Company dated as of December 11, 2004, and amended on July 5, 2005, plus $6,404 for club membership dues.

       (5) This amount includes $2,298 for country club membership dues and $7,500 for temporary housing allowance based on the Employment Agreement between Mr. Wyatt and the Company dated as of December 11, 2004, and amended on July 5, 2005.

       (6) This amount represents a $30,000 bonus payment and an $80,000 award (“Cash Award”) under the Company’s retention incentive program. Under this program, Mr. Swint received the Cash Award for service with the Company through October 31, 2004.

       (7) This amount represents a $10,700 payment for relocation expense reimbursement.

       (8) Mr. Swint terminated employment with the Company on March 6, 2005. Pursuant to terms of his termination agreement, Mr. Swint will receive $141,500 ratably over a six month period. Additionally, $826 represents term life insurance premiums.

Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth certain information as of April 30, 2006, regarding options held by the Named Executive Officers:

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Ernest R. Johnson	8,000	$63,520	52,107	0	$448,091	$—
John T. Wyatt	—	$—	29,683	0	$—	$—
Brian C. Thompson	—	$—	6,262	0	$34,910	$—
Julie Snow	1,500	$13,845	0	0	$—	$—
Michael Gats	—	$—	37,289	0	$264,638	$—
Jon P. Runkel	13,000	$64,480	92,665	0	$329,226	$—
William B. Swint	20,000	$159,400	13,393	0	$105,939	$—

Compensation of Directors

The following fees are paid to directors who are not officers or employees:

Annual board of directors retainer	$20,000
Additional Annual Chairman retainer	$25,000
Chairman attendance for each board of directors meeting	$3,000
Attendance for each board of directors meeting	$2,000
Attendance for each non-audit committee meeting	$1,000
Attendance for each audit committee meeting	$2,000

In addition, each director who is not an officer or employee is to receive an annual option grant to purchase 7,500 shares of our common stock at the fair market value of the common stock on the date of grant and a quarterly $350 clothing allowance towards the purchase of Cutter & Buck clothing at the same discount afforded to employees. One of our nonemployee directors participated in the Company’s medical insurance plan during fiscal 2006 and two nonemployee directors are participating in the plan in fiscal 2007. Nonemployee directors who participate in the plan pay the full cost of their premiums and the Company does not incur additional costs related to the directors’ participation.

All directors are entitled to reimbursement for expenses incurred in traveling to and from board meetings.

In December 2005, management identified an error in its calculation of capacity remaining under the Company’s 1995, 1997, and 1999 Nonemployee Director Stock Option Plans (the “Plans”) following a stock split in June of 1999. In discovering this error, it was determined that, commencing in October 2003, the Company had insufficient remaining capacity under the Plans to grant directors the 7,500 share annual option grant described above. Accordingly, in December 2005, all outstanding director options that were issued in excess of capacity under the Plans were cancelled and the affected directors were provided with cash payments equal to the fair value of the canceled portion of those options, as determined using the Black-Scholes option pricing model as of the cancellation date.

The following table summarizes the options cancelled and cash payments made to each director:

Name	Options Cancelled	Cash Payments Received
Henry L. (Skip) Kotkins, Jr.	8,697	$51,910
Larry C. Mounger	8,697	51,910
Douglas G. Southern	8,697	51,910
Whitney R. Tilson	8,420	50,027
James C. Towne	8,697	51,910
	43,208	$257,667

Employment Contracts and Termination of Employment and Change-in Control Arrangements

On March 7, 2006, Cutter & Buck entered into an Employment Agreement with Ernest R. Johnson, to be effective March 9, 2006. Under the terms of the Agreement, Mr. Johnson will initially serve as the Chief Executive Officer of Cutter & Buck until July 31, 2007, unless earlier removed. The Agreement provides that Johnson will receive an annual base salary of $400,000 along with such incentive compensation as may be determined by the Compensation Committee of the Company’s Board of Directors. Finally, upon any termination of Mr. Johnson’s employment by Cutter & Buck without cause, or by Johnson for good reason, the Agreement calls for Cutter & Buck to pay to Mr. Johnson an amount equal to twelve months of his then-current base salary in exchange for Mr. Johnson’s compliance with certain noncompetition covenants. Mr. Johnson is also party to a change in control agreement. The agreement obligates the Company to make a lump sum payment equal to one hundred fifty percent (150%) of his then-current base salary if he is terminated or if he resigns under certain circumstances, both in connection with a change in control transaction. In connection with the change in control agreements, Mr. Johnson signed a Confidentiality and Noncompetition Agreement.

On March 7, 2006, Cutter & Buck entered into Change in Control Agreements with Brian C. Thompson, Julie Snow, Michael Gats, and Jon P. Runkel (the “Employees”). Under the terms of those Agreements, and conditioned upon the occurrence of the termination of their employment with Cutter & Buck in connection with certain changes in control of the Company, Cutter & Buck may be obligated to pay an amount equal to one hundred percent (100%) of their then current annual base salary. In exchange for any such payment, the Employees would be required to comply with certain noncompetition covenants for a period of twelve months following termination.

On March 6, 2006, Cutter & Buck entered into a Separation and Release Agreement with William B. Swint, the Company’s former Chief Operations Officer and Vice President. Under this agreement, the Company is paying Mr. Swint severance payments in an amount equal to his monthly base salary plus COBRA premiums through September 2006.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee, comprised of Larry C. Mounger (Chair), Henry L. (Skip) Kotkins, Jr., and Whitney R. Tilson, is responsible for establishing the compensation for the Company’s Chief Executive Officer, President, and other officers; approving compensation philosophies for the Company; and administering the Company’s stock-based compensation plans. The committee is composed exclusively of independent, non-employee directors, as defined by the rules of the Securities and Exchange Commission and the NASD.

Compensation Goals

The overall goal of the committee is to foster compensation policies and executive compensation practices that attract, engage, and motivate high caliber talent by offering a competitive pay and benefits program. We are committed to a total compensation philosophy and structure that recognizes superior performance, is fair and fiscally responsible, provides flexibility in responding to market factors and rewards and attracts highly skilled, experienced, and capable employees.

The essential elements of the company’s total compensation program include the following:

•  Overall average base salaries targeted at the 50th percentile of the companies with whom we compete for labor talent.

•  Overall compensation at a higher target for superior performers.

•  A benefits package that meets personal needs and is equal to, or better, than those with whom we compete for that talent.

•  Monetary and non-monetary incentive plans that motivate employees toward achieving and exceeding our business goals.  Monetary plans are dependent on Company results, and the amount to each associate will depend on their specific performance.

Base Salaries

Base salaries for all officers were reviewed by the committee during fiscal year 2006. In evaluating salaries, the committee uses formal and informal compensation surveys of companies of similar size with whom we compete for labor talent and considers each officer’s contribution to team-building efforts and individual performance (measured against strategic management objectives such as sales growth, market position and increased brand identity) during the prior year. The types and relative importance of specific financial and other business objectives vary among the company’s officers depending on their positions and the particular operations or functions for which they are responsible.

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

Our current plans also allow us to grant restricted stock and stock appreciation rights to officers and employees of the company and its subsidiaries. Over the past fiscal year 6,000 shares of restricted stock were awarded pursuant to the terms of our President’s letter agreement. No stock appreciation rights have been issued to date. In the future, the committee anticipates making more of its equity-based awards in the form of restricted stock as a better means of aligning the interests of employees with those of our shareholders.

Other Monetary Incentives

Bonuses under the annual incentive bonus plan are payable for the prior fiscal year following the completion of the fiscal year. Under the annual incentive bonus plan, each executive is eligible to receive an annual cash bonus from a cash bonus pool based upon the achievement of certain pre-tax, pre-restatement and pre-bonus earnings targets. Although the company did not meet its financial objectives for fiscal year 2006, the committee approved a bonus of $15,000 to one executive officer based upon the committee’s determination that a one-year term retention bonus was appropriate due to the executive officer assuming additional responsibilities in a key area of the Company.

Compensation of the Chief Executive Officer and President

John T. Wyatt

In March 2006, John T. Wyatt resigned as our Chief Executive Officer and President. Following Mr. Wyatt’s resignation,  the Company named Ernest R. Johnson as Chief Executive Officer and Kaia L. Akre as President.

Ernest R. Johnson

On March 7, 2006, Cutter & Buck entered into an Employment Agreement with Ernest R. Johnson, to be effective March 9, 2006. Under the terms of the Agreement, Johnson will initially serve as the Chief Executive Officer of Cutter & Buck until July 31, 2007, unless earlier removed. The Agreement provides that Johnson will receive an annual base salary of $400,000 along with such incentive compensation as may be determined by the Compensation Committee of the Company’s Board of Directors. Finally, upon any termination of Johnson’s employment by Cutter & Buck without cause, or by Johnson for good reason, the Agreement calls for Cutter & Buck to pay to Johnson an amount equal to twelve months of his then-current base salary in exchange for Johnson’s compliance with certain noncompetition covenants. Mr. Johnson is also party to a change in control agreement. The agreement obligates the Company to make a lump sum payment equal to one hundred fifty percent (150%) of his then-current annual base salary if he is terminated or if he resigns under certain circumstances, both in connection with a change in control transaction. In connection with the change in control agreements, Johnson signed a Confidentiality and Noncompetition Agreement.

Kaia L. Akre

On March 7, 2006, Cutter & Buck appointed Kaia Akre to the position of President, to be effective March 9, 2006.  Under the terms of this appointment, Ms. Akre will receive an annual salary of $292,000, along with such incentive compensation as may be determined by the Compensation Committee of the Company’s Board of Directors.  On March 7,  2006, Cutter & Buck entered into a letter agreement with Ms. Akre which amends certain portions of the existing Change in Control Agreement between Ms. Akre and the Company dated January 2, 2006 (collectively, the “Akre Agreement”).  Under the terms of the Akre Agreement, and conditioned upon the occurrence of the termination of Ms. Akre’s employment with the Company in connection with certain changes in control of the Company, Cutter & Buck may be obligated to pay Ms. Akre an amount equal to one hundred twenty-five percent (125%) of her then-current annual base salary.  In exchange for any such payment, Akre would be required to comply with certain noncompetition convenants for a period of twelve months following her termination.

Dated: August 10, 2006	COMPENSATION COMMITTEE:
Larry C. Mounger (Chair);
Henry L. (Skip) Kotkins, Jr.;
Whitney R. Tilson

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2006, information with respect to the beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) the executive officers who are listed in the compensation tables set forth in Item 11, above (the “Named Executive Officers”), and (iv) all our directors and officers as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

Name and Address	Shares Beneficially Owned	Percentage of Class
Pirate Capital LLC(1)	1,588,417	14.5%
Wells Capital Management, Inc.(3)	1,303,275	11.9%
Royce & Associates LLC(2)	1,295,749	11.8%
T. Rowe Price Associates, Inc.(4)	1,086,500	9.9%
Dimensional Fund Advisors Inc.(5)	832,111	7.6%
Whitney R. Tilson(6)	159,756	1.5%
Jon P. Runkel(7)	98,376	*
Larry C. Mounger(8)	97,672	*
James C. Towne(9)	66,576	*
Ernest R. Johnson(10)	64,107	*
Michael Gats(11)	44,363	*
Douglas G. Southern(12)	34,712	*
Henry L. (Skip) Kotkins, Jr.(13)	33,712	*
Brian C. Thompson(14)	6,781	*
John T. Wyatt	6,667	*
Julie Snow	5,580	*
William B. Swint	0	*
All directors and executive officers as a group (15 persons)(15)	656,917	6.0%

                 *     Less than one percent

       (1)     Based on Form 4 filings and an amended schedule 13D filed, pursuant to the Exchange Act, by Pirate Capital LLC (“Pirate”) and Thomas R. Hudson, Jr. Pirate is a limited liability company, organized under the laws of Delaware, whose principal executive office is 200 Connecticut Avenue, 4th Floor, Norwalk, CT 06854. Mr. Hudson is the sole owner and Managing Member of Pirate and a citizen of the United States. Each of the aforesaid reporting persons is deemed to be the beneficial owner of the shares listed in the table above, which shares are owned of record, in part, by each of Jolly Roger Fund LP, Jolly Roger Offshore Fund Ltd and Mint Master Fund Ltd (the “Holders”). Pirate and Mr. Hudson disclaim that they and /or the Holders are members of a group as defined by Regulation 13D-G.

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

       (4)     The shares are owned by various institutional investors, for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser, with power to direct investments. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of these shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of these shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202.

       (5)     Based on an amended schedule 13G filed pursuant to the Exchange Act, which indicates that Dimensional Fund Advisors Inc. has sole voting and dispositive power for all of those shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

       (6)     Includes 135,091 shares held by the T2 Accredited Fund, LP and 17,341 shares held by the Tilson Offshore Fund, Ltd. Mr. Tilson is the founder and Managing Partner of T2 Partners Management LP, which manages the T2 Accredited Fund, LP, and Tilson Offshore Partners, LLC, which manages the Tilson Offshore Fund, Ltd. Includes 7,324 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

       (7)     Includes 85,986 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

       (8)     Includes 60,336 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

       (9)     Includes 56,476 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(10)     Includes 52,107 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(11)     Includes 37,289 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(12)     Includes 23,712 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(13)     10,000 shares are held by Skyway Luggage Company (“Skyway”). Mr. Kotkins beneficially owns 100% of Skyway and in such capacity has sole voting and investment power over the shares held by Skyway. Includes 23,712 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(14)     Includes 557 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

(15)     Includes 367,971 shares issuable upon exercise of options exercisable within 60 days of July 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of April 30, 2006, information related to our equity compensation plans:

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders	606,208	7.53	377,785
Equity compensation plans not approved by security holders(A)	46,786	3.53	—
Total	652,994	7.24	377,785

    (A) On both November 15, 2002, and June 16, 2003, pursuant to the exemption provided in Section 4(2) of the Securities Act, the Company granted options to purchase shares of the Company’s common stock to newly hired executives. The options are exercisable at the closing prices of the Company’s common stock on the dates of grant, as adjusted for the impact of the special dividend paid in November 2005. The options are exercisable for a period of 10 years, subject to earlier termination in the event of a change in the executive’s employment with the Company.

Item 13.                 Certain Relationships and Related Transactions

None

Item 14.                 Principal Accounting Fees and Services

Audit Fees

The following table summarizes the aggregate fees billed to the Company by Ernst & Young LLP for fiscal years ended April 30, 2006 and 2005:

	2006	2005
Audit fees(1)	$822,000	$732,500
Audit-related fees(2)	30,000	—
Tax fees(3)	62,000	175,000
All other fees(4)	2,500	2,500
	$916,500	$910,000

       (1) Audit fees are for the audits of the Company’s annual financial statements and its internal control report and reviews of the Company’s quarterly financial statements.

       (2) Audit-related fees are for accounting advisory services related to accounting standards and policies.

       (3) Tax fees billed in 2006 and 2005 were for federal, state, local, and international income tax compliance; federal income tax audit assistance; and tax planning services.

       (4) All other fees during 2006 and 2005 were for subscription to online accounting research tool.

Pre-Approval Policies and Procedures

All of the services performed by Ernst & Young LLP in fiscal 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditors may perform. The policy requires that the Committee pre-approve all audit and non-audit services (including internal control-related services) provided by the independent auditor. In addition, the Company will not engage the independent auditor for services billed on a contingent fee basis. The approval of these audit and permitted non-audit services may be given at any time, up to a year before commencement of the specified service. While retaining the authority to pre-approve these services, the Committee also has delegated pre-approval authority to each member of the Audit Committee, provided any use of this authority is reported to the Committee at its next scheduled meeting.

PART IV

Item 15.                 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Executive Officer(1)
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Financial Officer(1)
32.1	Section 1350 Certifications of the Company’s Chief Executive Officer(1)
32.2	Section 1350 Certifications of the Company’s Chief Financial Officer(1)

       (1) A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUTTER & BUCK INC.
(Registrant)
August 25, 2006	By:	/s/ ERNEST R. JOHNSON
Ernest R. Johnson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ERNEST R. JOHNSON	Chief Executive Officer and Director	August 24, 2006
Ernest R. Johnson	(Principal Executive Officer)
/s/ MICHAEL GATS	Chief Financial Officer	August 24, 2006
Michael Gats	(Principal Financial and Accounting Officer)
/s/ DOUGLAS G. SOUTHERN	Chairman	August 24, 2006
Douglas G. Southern
/s/ HENRY L. KOTKINS, JR.	Director	August 24, 2006
Henry L. Kotkins, Jr.
/s/ LARRY C. MOUNGER	Director	August 24, 2006
Larry C. Mounger
/s/ WHITNEY R. TILSON	Director	August 24, 2006
Whitney R. Tilson
/s/ JAMES C. TOWNE	Director	August 24, 2006
James C. Towne