Form 10-Q
period 2006-07-31
CUTTER & BUCK INC
filed 2006-09-07
CIK 948069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

The number of shares of Common Stock of the registrant outstanding as of August 25, 2006 was 10,572,578.

CUTTER & BUCK INC.

Quarterly Report on Form 10-Q

For the Quarter Ended July 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	July 31, 2006	April 30, 2006	July 31, 2005
	(unaudited)		(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$4,939	$7,808	$12,845
Short-term investments	20,074	12,314	30,275
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,711 at July 31, 2006, $1,732 at April 30, 2006 and $1,381 at July 31, 2005	18,499	22,993	18,188
Inventories, net	29,573	25,659	28,687
Income tax receivable	—	88	507
Deferred income taxes	1,944	1,993	2,328
Prepaid expenses and other current assets	2,991	2,701	2,678
Total current assets	78,020	73,556	95,508
Furniture and equipment, net	6,274	6,428	6,747
Deferred income taxes	274	264	171
Other assets	1,396	1,445	1,600
Total assets	$85,964	$81,693	$104,026
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,022	$5,767	$5,107
Income taxes payable	672	—	—
Accrued liabilities	6,760	5,934	7,177
Total current liabilities	14,454	11,701	12,284
Restructuring liability, net of current portion	1,440	1,575	1,815
Deferred rent	1,446	1,431	1,379
Total liabilities	17,340	14,707	15,478
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,567,707 issued and outstanding at July 31, 2006, 10,476,069 at April 30, 2006, and 11,195,363 at July 31, 2005	58,312	58,041	67,082
Deferred compensation	—	(61)	(222)
Retained earnings	10,312	9,006	21,688
Total shareholders’ equity	68,624	66,986	88,548
Total liabilities and shareholders’ equity	$85,964	$81,693	$104,026

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended July 31,
	2006	2005
	(in thousands, except share and per share amounts)
Net sales	$34,972	$29,741
Cost of sales	18,895	15,696
Gross profit	16,077	14,045
Operating expenses:
Selling, general and administrative	12,605	10,916
Depreciation	642	666
Restatement expenses	—	(483)
Total operating expenses	13,247	11,099
Operating income	2,830	2,946
Interest income (expense)
Interest income	312	308
Interest expense	—	(8)
Net interest income	312	300
Pre-tax income	3,142	3,246
Income tax expense	1,100	1,144
Net income	$2,042	$2,102
Basic earnings per share:	$0.19	$0.19
Diluted earnings per share:	$0.19	$0.18
Shares used in computation of:
Basic earnings per share	10,483,261	11,164,397
Diluted earnings per share	10,695,685	11,438,186
Cash dividends declared per share of common stock outstanding	$0.07	$1.41

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Operating activities:
Net income	$2,042	$2,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	656	679
Stock-based compensation	56	24
Deferred income taxes	39	78
Tax benefit from exercises of stock options	41	165
Changes in assets and liabilities:
Accounts receivable, net	4,494	3,626
Inventories, net	(3,914)	(3,289)
Prepaid expenses and other assets	(138)	(347)
Accounts payable, accrued liabilities and other liabilities	1,962	1,462
Income taxes payable	760	412
Net cash provided by operating activities	5,998	4,912
Investing activities:
Purchases of furniture and equipment	(502)	(692)
Purchases of short-term investments	(15,680)	(26,308)
Maturities of short-term investments	7,816	24,864
Net cash used in investing activities	(8,366)	(2,136)
Financing activities:
Issuance of common stock	321	483
Excess tax benefit from exercises of stock options	67	—
Payment of dividends	(736)	(785)
Repurchases of common stock	(153)	(1,316)
Principal payments under capital lease obligations	—	(65)
Net cash used in financing activities	(501)	(1,683)
Net (decrease) increase in cash and cash equivalents	(2,869)	1,093
Cash and cash equivalents, beginning of period	7,808	11,752
Cash and cash equivalents, end of period	$4,939	$12,845

See accompanying notes.

Cutter & Buck Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Basis of Presentation

Cutter & Buck Inc. (the “Company”) designs and markets upscale sportswear and outerwear, primarily through wholesale channels. The Company has two wholly-owned subsidiaries, Cutter & Buck Direct LLC and Cutter & Buck (Europe) B.V. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s revenues are seasonal, and therefore the results of operations for the three months ended July 31, 2006, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2006, included in the Company’s filing on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.   Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which prescribes a minimum “more likely than not” recognition threshold (i.e. greater than 50%) a tax position is required to meet before being recognized in the financial statements. FIN 48 will be effective beginning with the first quarter of the Company’s next fiscal year. The cumulative effect of an adjustment, if any, pursuant to adoption of FIN 48 would be recorded in retained earnings as of the date of adoption. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Note 3.   Stock-Based Compensation

Effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer a permitted alternative. The Company previously accounted for its share-based payments using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, electing to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure. Compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Under the Company’s plans, stock options are generally granted at fair market value on the date of grant.

The Company has adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation cost is recognized, beginning with the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 for all awards granted prior to the effective date. Prior periods have not been restated.

The Company has historically utilized two types of stock-based compensation, stock awards and option grants. The fair value of stock awards is based on the market price of the stock on the grant date of the award, net of the present value of the estimated dividends that will not be paid on unvested awards. The fair value of option grants is based upon the Black-Scholes option pricing model as of the grant date. For the compensation arrangements estimated to ultimately vest, the grant-date fair values are amortized on a straight-line basis over their vesting periods. For stock awards and option grants that vest solely based on an employee maintaining employment, estimated forfeitures are based upon historical rates of employee attrition. For awards or grants subject to performance conditions, management also estimates the probability of those conditions being achieved and compensation cost is only accrued for the awards or grants that are considered probable to vest. These estimates are reviewed quarterly. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

During the first quarter of fiscal 2007, the Company recognized a total of $56,000 for stock compensation expense, which is included in selling, general and administrative expense. Of this total, $8,000 of compensation expense resulting from stock options was recognized pursuant to SFAS No. 123(R) that would not have been recognized under the accounting proscribed by APB No. 25. This did not have a material impact on our basic or diluted earnings per share. As of July 31, 2006, there is $486,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This amount is expected to be recognized over a weighted average period of 2.6 years.

If compensation costs for stock-based compensation had been recognized based on the fair value method during the three months ended July 31, 2005, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

Three Months Ended
July 31, 2005
(in thousands, except per share amounts)
Net income as reported	$2,102
Add employee stock-based compensation expense, net of tax, as reported	16
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(76)
Pro forma net income	$2,042
Earnings per share:
Basic—as reported	$0.19
Basic—pro forma	$0.18
Diluted—as reported	$0.18
Diluted—pro forma	$0.18

Prior to adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were considered operating cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (the “excess tax benefit”) to be classified as financing cash flows on a prospective basis. As a result, $67,000 of tax benefits from the exercise of stock options is shown as a financing cash flow in the statement of cash flows for the three months ended July 31, 2006.

Awards of stock totaling up to 48,581 shares were granted during the three months ended July 31, 2006. The number of these awards that will vest is subject to the achievement of performance conditions measurable during fiscal 2007. In accordance with SFAS No. 123(R), management has estimated the probability of achieving each of the performance conditions and compensation cost has only been recorded for the awards that are considered probable to vest based on management’s estimate. Any awards for which performance conditions are met vest in equal amounts annually over a three year period. These awards were valued at $10.96 per share, which was the grant-date market price of the stock less the net present value of estimated dividends that will be declared over the vesting period that will not be paid on unvested awards. The previous stock award of 6,000 shares is not subject to any performance conditions. A summary of the Company’s nonvested stock awards as of and for the three months ended July 31, 2006, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at May 1, 2006	6,000	$11.32
Granted	48,581	10.96
Nonvested at July 31, 2006	54,581	$11.00

There were no options granted during the three months ended July 31, 2006 or 2005. A summary of stock option activity as of and for the three months ended July 31, 2006, is as follows:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(in 000’s)
Outstanding, May 1, 2006	652,994	$7.27
Exercised	(52,474)	5.53
Expired	(29,683)	12.62
Outstanding, July 31, 2006	570,837	7.15	5.1	$2,232
Vested at July 31, 2006, or expected to vest	570,837	$7.15	5.1	$2,232
Exercisable at July 31, 2006	556,507	$7.08	5.0	$2,222

Note 4.   Short-term Investments

Short-term investments held-to-maturity consists of U.S. corporate debt securities and United States government agency debt with maturity dates within one year of the purchase date. As of April 30, 2006, and July 31, 2005, amortized cost includes amounts classified as accrued interest of $51,000, and $119,000, respectively (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
July 31, 2006	Cost	Gains	Losses	Value
U.S. corporate debt	$19,674	$—	$(15)	$19,659
U.S. government agency debt	400	—	—	400
	$20,074	$—	$(15)	$20,059

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
April 30, 2006	Cost	Gains	Losses	Value
U.S. corporate debt	$10,957	$—	$(10)	$10,947
U.S. government agency debt	1,408	—	(3)	1,405
	$12,365	$—	$(13)	$12,352

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
July 31, 2005	Cost	Gains	Losses	Value
U.S. corporate debt	$25,915	$—	$(65)	$25,850
U.S. government treasury bills	3,980	—	(3)	3,977
U.S. government agency debt	499	—	(2)	497
	$30,394	$—	$(70)	$30,324

Note 5.   Debt

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit, which expires March 10, 2008, and is secured by all assets of the Company. Borrowings under this agreement, if any, bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. The Company is in compliance with all terms and covenants of this agreement. On July 31, 2006, letters of credit outstanding against this line of credit totaled approximately $1.0 million and there were no working capital advances outstanding.

Note 6.   Shareholders’ Equity

Restricted stock grants totaling up to 48,581 shares were awarded during the three months ended July 31, 2006. During the same period, the Company repurchased 12,585 shares under its Stock Repurchase Program. During the three months ended July 31, 2006, the Company sold 3,168 shares under its employee stock purchase plan (“ESPP”) and 52,474 shares pursuant to the exercise of stock options. The aggregate intrinsic value of the shares issued under the ESPP was $6,000. The aggregate intrinsic value of the options exercised was $308,000.

On September 6, 2006, the board declared a quarterly dividend of $0.07 per share payable on October 12, 2006, to shareholders of record on September 28, 2006.

Note 7.   Restructuring Liability

During fiscal year 2002, the Company adopted a restructuring plan. This restructuring plan has been completed, except for losses that were previously recorded for excess warehouse capacity under lease through 2011. The Company has a liability remaining for its contractual lease payments due for the excess warehouse capacity, net of estimated sublease payments. Currently, all of the excess capacity is being subleased and management believes it will continue to be subleased through the end of the Company’s lease term in 2011.

For the three months ended July 31, 2006, activity in the accrued liability account consisted of the following:

	Balance at	Adjustmets	Subsequent	Balance at	Due	Due
	April 30,	to	(Payments)	July 31,	Within	After
	2006	Accrual	Receipts	2006	1 Year	1 Year
	(in thousands)
Lease obligations	$7,922	$—	$(354)	$7,568	$1,419	$6,149
Estimated sublease income	(6,027)	—	274	(5,753)	(1,044)	(4,709)
	$1,895	$—	$(80)	$1,815	$375	$1,440

Note 8.   Income Taxes

The Company recorded $1,100,000 of income tax expense in the first three months of fiscal year 2007 compared to $1,144,000 of income tax expense in the first three months of fiscal year 2006. The effective rates for income taxes were 35.0% and 35.2% for the first three months of fiscal years 2007 and 2006, respectively.

Note 9.   Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents considered outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation represent unvested stock awards for which all performance conditions, if any, have been satisfied and the net shares that would be issued upon assumed exercise of outstanding stock options. For the three months ended July 31, 2006 and 2005, 127,559 and 161,778 outstanding stock options, respectively, were excluded from the calculation of diluted earning per share because the exercise prices exceeded the average market value of the common shares. For the three months ended July 31, 2006, 40,487 stock awards were excluded from the calculation of diluted earnings per share because their vesting is contingent upon achievement of certain performance conditions that, as of July 31, 2006, had not been met.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
	2006	2005
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$2,042	$2,102
Denominator for basic earnings per share:
Weighted average common shares	10,483,261	11,164,397
Dilutive effect of employee stock options and awards	212,424	273,789
Denominator for diluted earnings per share	10,695,685	11,438,186
Basic earnings per share	$0.19	$0.19
Diluted earnings per share	$0.19	$0.18

Note 10.   Segment Information

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

To a lesser extent, we sell directly to consumers via a catalog and ecommerce website through our consumer direct business unit. We also have agreements with several distributors and licensees that sell our products internationally as well as selected non-apparel and non-competing products both internationally and domestically through our International and Licensing business unit. Net sales and gross profit for these two business units, plus reserve adjustments, standard cost variances, and writedowns and liquidations of inventory are reported in the All Other category for segment reporting, as their combined results are not material to the presentation of our segment information.

The aggregated net sales and gross profit of our operating segments are as follows:

	Three Months Ended July 31,
	2006	%	2005	%
	(in thousands except percentages)
Wholesale	$31,165	89.1	$28,007	94.2
All Other	3,807	10.9	1,734	5.8
Net sales	$34,972		$29,741
Wholesale	$14,643	91.1	$13,618	97.0
All Other	1,434	8.9	427	3.0
Gross profit	$16,077	46.0	$14,045	47.2

A reconciliation of total segment gross profit to the Company’s consolidated pre-tax income is as follows:

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Total segment gross profit	$16,077	$14,045
Operating expenses	(13,247)	(11,099)
Net interest income	312	300
Pre-tax income	$3,142	$3,246

Note 11.   Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Our actual future results and trends may differ materially from historical results or those projected in any forward-looking statements. Specifically, there are a number of factors that could cause actual future results to differ materially from those anticipated by any forward looking statements. Those factors include, but are not limited to, the following: the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended April 30, 2006; our ability to control costs and expenses, including costs associated with the ongoing upgrade of some of our computer systems and our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; our ability to appropriately price our products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; identifying, attracting and retaining employees, including key management personnel; political and trade relations; the overall level of consumer spending on apparel; and global economic and political conditions, including impacts of increasing oil prices, disease and terrorism and responses thereto, including war. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statement. We assume no obligation to update any forward-looking statement as a result of new information, future events or developments, except as required by the securities laws.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data expressed as a percentage of net sales.

	Three Months Ended July 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	54.0	52.8
Gross profit	46.0	47.2
Operating expenses:
Selling, general and administrative	36.0	36.7
Depreciation	1.8	2.2
Restatement expenses	—	(1.6)
Total operating expenses	37.8	37.3
Operating income	8.2	9.9
Net interest income	0.9	1.0
Pre-tax income	9.1	10.9
Income tax expense	3.1	3.8
Net income	6.0%	7.1%

Three Months Ended July 31, 2006 Compared With Three Months Ended July 31, 2005

Net Sales

During the first quarter of fiscal 2007, net sales increased approximately $5.2 million, or 17.6%, to $35.0 million from $29.7 million in the same period of the prior year. This increase is attributable to broad acceptance of our CB ProTec line of products; larger reorders for our Spring 2006 fashion release toward the end of the Spring shipping season, which we attribute to our earlier deliveries of the 2006 Spring fashion release; as well as continued growth in our Direct to Consumer business unit as a result of our catalog and website initiative.

Our revenues are seasonal and, therefore, the results of operations for the three months ended July 31, 2006, may not be indicative of the results for the full fiscal year. Over the previous five years, an average of 24% of the Company’s net sales have occurred during the first quarter. The detail of net sales by business unit is as follows:

	Three Months Ended July 31,			Percent
	2006	2005	Increase	Change
	(in thousands, except percent change)
Corporate	$15,226	$13,742	$1,484	10.8%
Golf	7,977	7,891	86	1.1
Specialty Retail	6,932	5,478	1,454	26.5
Direct to Consumer	1,941	489	1,452	296.9
International and Licensing	807	748	59	7.9
Other	2,089	1,393	696	50.0
Total	$34,972	$29,741	$5,231	17.6%

Net sales in our Corporate business unit increased by $1.5 million to $15.2 million, from $13.7 million in the same period of the prior year. The increase is attributed to our upgraded CB Classics styles, which have been well received, especially those incorporating CB ProTec and our women’s companion pieces.

In the first quarter of fiscal 2007, net sales in our Golf business unit were consistent with the first quarter of fiscal 2006. We have seen a significant shift in our golf sales mix to our CB ProTec product line.

Specialty Retail sales increased approximately $1.5 million from the three months ended July 31, 2005, to $6.9 million during the three months ended July 31, 2006. This is attributable to growth in sales to big and tall retailers, other specialty retailers, and collegiate and pro sports teams and shops (“CPS”). The sales growth with specialty retailers was due to strong reorders of our Spring fashion release with existing customers as well as earlier deliveries of our Fall 2006 fashion release, which we began shipping in June of the current year versus July in fiscal 2006. We continue to see growth in the big and tall market; our brand and styling have been well-received by customers in this market. CPS sales increased due to strong acceptance of our CB ProTec knits and Spring fashion release, which created additional reorders.

Consumer Direct sales increased approximately $1.5 million from the first quarter of fiscal 2006 to $1.9 million during the first quarter of fiscal 2007 due to our consumer catalog initiative and enhanced website, both of which were launched during the second quarter of fiscal 2006.

Other sales include liquidation sales and shipping revenue. First quarter liquidation sales were approximately $0.4 million higher than the prior year due to liquidating remaining product from our Fall 2005 fashion release and the phased-out CB Classics styles that remained at the end of our extensive line refreshening in fiscal 2006. Also, shipping revenues increased approximately $0.2 million, consistent with our increased product sales.

Gross Profit

In the first quarter of fiscal 2007, gross margin was 46.0% of net sales compared to 47.2% in the same period of the prior year.

In order to better serve our customers’ needs, we moved up certain product delivery dates. Additionally, strong reorders of our updated CB Classics styles, created shortages in our on-hand product. In order to meet these customer-driven demands, a higher percentage of our product was imported via air versus ocean. The additional freight costs reduced our product margins by approximately 1.1%. Based on our continued goals for earlier product delivery dates, we believe that these higher air freight costs are likely to continue to impact our margin through the third quarter of the current fiscal year. Increased liquidation sales decreased our overall gross margin by 0.6%.

These decreases to our gross margin percentage were partially offset by lower inventory writedowns during the first quarter of fiscal 2007 than the first quarter of fiscal 2006 and an increase in direct to consumer sales, as a percentage of overall company sales, which have a higher marginal profit percentage.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) totaled $12.6 million in the first quarter of fiscal 2007 compared to $10.9 million in fiscal 2006, an increase of $1.7 million. As a percentage of sales, SG&A decreased 0.7%. Approximately $1.1 million of the increase was due to the costs incurred for our direct to consumer catalog and website initiatives. Commissions and other incentive-based pay increased approximately $0.6 million as a result of our increased sales and profitability. As a percentage of sales, commissions are consistent with the prior year.

We adopted SFAS No. 123(R) during the first quarter of fiscal 2007. Adoption of this new accounting standard did not have a significant impact on our results of operations for the quarter and, based on the number of unvested stock options currently outstanding, is not anticipated to have a material impact on future results. However, the impact of SFAS No. 123(R) on future periods will depend upon the types and quantities of share-based payments made in the future. During the three months ended July 31, 2006, restricted stock grants were awarded to executives and other key employees. The expense for these awards also did not have a material impact on our results of operations during the three months ended July 31, 2006. These share-based payments would have resulted in compensation expense under the previous accounting standard.

Restatement Expenses

During the first quarter of fiscal 2006, the Company lost its appeal in its lawsuit against Genesis Insurance Company. Although we did not recover the damages we were seeking, we were not required to repay the premium for the policy in question and therefore reversed approximately $0.5 million that had been recorded for this outstanding liability.

Income Taxes

We recorded approximately $1.1 million of income tax expense in the first quarter of fiscal 2007 compared to $1.1 million in the first quarter of fiscal 2006. The effective rates for income taxes in the first quarters of fiscal 2007 and 2006 were 35.0% and 35.2%, respectively.

Liquidity and Capital Resources

At July 31, 2006, our cash and short-term investments totaled $25.0 million compared to $20.1 million at April 30, 2006, and $43.1 million at July 31, 2005. The decrease during the twelve months ended July 31, 2006, is primarily attributable to $27.2 million of capital returned to shareholders in the form of cash dividends and stock repurchases.

During the first quarter of fiscal 2007, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first quarter of fiscal 2007 was $6.0 million compared to $4.9 million for the first quarter of fiscal 2006. The increase in net cash provided by operating activities was primarily a result of a higher reduction of accounts receivable during the first quarter of fiscal 2007 than the first quarter of fiscal 2006 as the accounts receivable balance at April 30, 2006, was approximately $1.2 million higher than it was as of April 30, 2005.

Net cash used in investing activities was $8.4 million in the first quarter of fiscal 2007 compared to $2.1 million in the first quarter of fiscal 2006. This increase is attributable to increased short-term investments in securities with maturities greater than 90 days beyond the purchase date. In fiscal 2006, we were beginning to shorten the time to maturity of our investments in anticipation of the special dividend that was approved by shareholders during the second quarter of fiscal 2006.

Net cash used in financing activities was $0.5 million in the first quarter of fiscal 2007, which primarily consisted of the quarterly $0.07 per share dividend payment. The decrease from the $1.7 million used in the first quarter of fiscal 2006 was due to fewer repurchases of the Company’s common stock, as we had utilized the Board’s entire repurchase authorization. On September 6, 2006, the Board declared a quarterly dividend of $0.07 per share, payable on October 12, 2006, to shareholders of record on September 28, 2006. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify these quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A., through March 10, 2008, secured by all assets of the Company, for a $35 million line of credit. Borrowings under this agreement, if any, would bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of July 31, 2006, the Company is in compliance with all of these covenants and there are no borrowings under this line of credit other than open letters of credit.

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. We believe the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2007. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, and various other factors.

Off-Balance Sheet Arrangements

As of July 31, 2006, pursuant to its loan agreement with Wells Fargo HSBC Trade Bank, N.A., the Company had open letters of credit with suppliers totaling approximately $1.0 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described in Item 7 in the Company’s filing on Form 10-K for the year ended April 30, 2006. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Product Returns

We maintain a reserve for probable future product returns. We analyze the rate of historical returns and trends in changes to the rate, if any, when evaluating the adequacy of this reserve. The rate of returns in our wholesale segment has remained consistent over the past several years. The direct to consumer business unit has a higher rate of returns than the wholesale segment. However, as of July 31, 2006, this higher rate does not have a material impact on our reserve for future product returns. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns or changes in our sales mix, additional reserves may be required.

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

Accrued Rebates

The Company offers certain sales incentives, including cash rebates, which are recorded as reductions to net sales, and free product, which are recorded as cost of goods sold. Some of these incentives are earned upon customers achieving certain annual sales milestones or sales growth. Although these incentives are due to customers only if and when the sales targets are achieved, we accrue a liability for the estimated incentives to be earned ratably over all of a customer’s projected sales on a customer by customer basis. If actual customer sales differ from the projected sales used to accrue the liabilities, net sales or gross margins may be materially impacted.

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

Restructuring Liability

The remaining restructuring liability pertains to estimated losses pursuant to long-term leases due to excess warehouse capacity. Key variables in determining this estimate include the anticipated timing of sublease rentals, estimates of sublease rental payment amounts, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information. Should the creditworthiness of our subtenants deteriorate or if the timing and rental rates for lease renewals differ from our estimates, this liability would need to be adjusted.

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

We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of July 31, 2006, was 126 days and the weighted average interest rate was 5.2%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

Some of our licensing agreements compute the royalties due to us in the functional currency of the country in which the licensee operates. From the date of licensee sales until the date on which we are paid, typically within 70 days, the revenues we earn are subject to foreign currency exchange rate risk. Additionally, we do have some remaining assets and liabilities from our closed European operations that are denominated in Euros. Neither of these items is material to our consolidated financial statements as of July 31, 2006.

We do not use derivative financial instruments to manage interest rate risk to reduce our exposure to changes in foreign currency exchange rates or for speculative trading purposes.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of July 31, 2006, with the participation of our principal executive and financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the first quarter ended July 31, 2006, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 1A.                Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended April 30, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The Company had a stock repurchase program, allowing for the repurchase of up to $14.2 million of common stock. In May 2006, the Company utilized the remaining repurchase authorization and, at this time, has no plans to implement a new repurchase program.

The following table sets forth our purchases of our common stock for the fiscal quarter ended July 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan
May 05/01/06-05/31/06	12,585	$12.14	12,585	$—
June 06/01/06-06/30/06	—	$—	—	$—
July 07/01/06-07/31/06	—	$—	—	$—
	12,585		12,585

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

CUTTER & BUCK INC. (Registrant)
Dated: September 7, 2006	By	/s/ MICHAEL GATS
Michael Gats Chief Financial Officer and Vice President (Principal Accounting and Financial Officer)