Form 10-Q
period 2006-10-31
CUTTER & BUCK INC
filed 2006-12-08
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

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

The number of shares of Common Stock of the registrant outstanding as of November 27, 2006 was 10,576,995.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CUTTER & BUCK INC.
Condensed Consolidated Balance Sheets

	October 31, 2006	April 30, 2006	October 31, 2005
	(unaudited)		(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,545	$7,808	$17,049
Short-term investments	17,649	12,314	23,260
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,631 at October 31, 2006, $1,732 at April 30, 2006 and $1,453 at October 31, 2005	19,603	22,993	19,511
Inventories, net	29,535	25,659	24,984
Income tax receivable	103	88	536
Deferred income taxes	1,968	1,993	2,290
Prepaid expenses and other current assets	2,636	2,701	2,739
Total current assets	79,039	73,556	90,369
Furniture and equipment, net	6,437	6,428	6,675
Deferred income taxes	327	264	174
Other assets	1,318	1,445	1,552
Total assets	$87,121	$81,693	$98,770
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,933	$5,767	$4,202
Dividend payable	—	—	14,653
Accrued liabilities	7,213	5,934	6,109
Total current liabilities	14,146	11,701	24,964
Restructuring liability, net of current portion	1,050	1,575	1,735
Deferred rent	1,465	1,431	1,390
Total liabilities	16,661	14,707	28,089
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,576,995 issued and outstanding at October 31, 2006, 10,476,069 at April 30, 2006, and 10,935,104 at October 31, 2005	58,417	58,041	63,728
Deferred compensation	—	(61)	(199)
Retained earnings	12,043	9,006	7,152
Total shareholders’ equity	70,460	66,986	70,681
Total liabilities and shareholders’ equity	$87,121	$81,693	$98,770

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Net sales	$37,281	$33,669	$72,253	$63,410
Cost of sales	19,745	18,651	38,640	34,347
Gross profit	17,536	15,018	33,613	29,063
Operating expenses:
Selling, general and administrative	13,846	13,596	26,451	24,512
Depreciation	678	750	1,320	1,416
Restructuring expenses	(401)	(195)	(401)	(195)
Restatement expenses	—	(165)	—	(648)
Total operating expenses	14,123	13,986	27,370	25,085
Operating income	3,413	1,032	6,243	3,978
Interest income (expense)
Interest income	323	345	635	653
Interest expense	—	(1)	—	(9)
Net interest income	323	344	635	644
Pre-tax income	3,736	1,376	6,878	4,622
Income tax expense	1,267	485	2,367	1,629
Net income	$2,469	$891	$4,511	$2,993
Basic earnings per share:	$0.23	$0.08	$0.43	$0.27
Diluted earnings per share:	$0.23	$0.08	$0.42	$0.26
Shares used in computation of:
Basic earnings per share	10,519,680	11,044,913	10,501,470	11,104,655
Diluted earnings per share	10,705,896	11,286,158	10,700,790	11,362,172
Cash dividends declared per share of common stock outstanding	$0.07	$0.07	$0.14	$1.48

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)
Operating activities:
Net Income	$ 2,469	$ 891	$ 4,511	$ 2,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	710	764	1,366	1,443
Noncash restructuring expenses	(401)	(195)	(401)	(195)
Deferred income taxes	(77)	35	(38)	113
Stock-based compensation	36	23	92	47
Tax benefit from exercises of stock options	14	24	55	189
Loss on fixed asset disposal	4	40	4	40
Changes in assets and liabilities:
Accounts receivable, net	(1,104)	(1,323)	3,390	2,303
Inventories, net	38	3,703	(3,876)	414
Prepaid expenses and other assets	283	(13)	145	(360)
Accounts payable, accrued liabilities and other liabilities	393	(1,820)	2,355	(358)
Income tax receivable	(775)	(29)	(15)	383
Net cash provided by operating activities	1,590	2,100	7,588	7,012
Investing activities:
Purchases of furniture and equipment	(877)	(732)	(1,379)	(1,424)
Purchases of short-term investments	(9,164)	(10,895)	(24,844)	(37,203)
Maturities of short-term investments	11,740	17,910	19,556	42,774
Net cash provided by (used in) investing activities	1,699	6,283	(6,667)	4,147
Financing activities:
Payment of dividends	(738)	(774)	(1,474)	(1,559)
Issuance of common stock	55	110	376	593
Repurchases of common stock	—	(3,488)	(153)	(4,804)
Excess tax benefit from exercises of stock options	—	—	67	—
Principal payments under capital lease obligations	—	(27)	—	(92)
Net cash used in financing activities	(683)	(4,179)	(1,184)	(5,862)
Net increase (decrease) in cash and cash equivalents	2,606	4,204	(263)	5,297
Cash and cash equivalents, beginning of period	4,939	12,845	7,808	11,752
Cash and cash equivalents, end of period	$ 7,545	$17,049	$ 7,545	$17,049

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

The Company’s revenues are seasonal, and therefore the results of operations for the six months ended October 31, 2006, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2006, included in the Company’s filing with the Securities and Exchange Commission on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which prescribes a minimum “more likely than not” recognition threshold (i.e. greater than 50%) that a tax position is required to meet before being recognized in the financial statements. FIN 48 will be effective beginning with the first quarter of the Company’s next fiscal year. The cumulative effect of an adjustment, if any, pursuant to adoption of FIN 48 would be recorded in retained earnings as of the date of adoption. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

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

During the three months and six months ended October 31, 2006, the Company recognized a total of $36,000 and $92,000, respectively, for stock compensation expense, which is included in selling, general and administrative expense. Of this total, $10,000 and $18,000, respectively, of compensation expense resulting from stock options was recognized pursuant to SFAS No. 123(R) that would not have been recognized under the accounting proscribed by APB No. 25. This did not have a material impact on our basic or diluted earnings per share. As of October 31, 2006, there is $524,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This amount is expected to be recognized over a weighted average period of 1.8 years.

If compensation costs for stock-based compensation had been recognized based on the fair value method during the three months and six months ended October 31, 2005, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2005	2005
	(in thousands, except per share amounts)
Net income as reported	$891	$2,993
Add employee stock-based compensation expense, net of tax, as reported	14	30
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(442)	(518)
Pro forma net income	$463	$2,505
Earnings per share:
Basic—as reported	$0.08	$0.27
Basic—pro forma	$0.04	$0.23
Diluted—as reported	$0.08	$0.26
Diluted—pro forma	$0.04	$0.22

The $442,000 of stock compensation expense, net of tax, during the three months ended October 31, 2005, is primarily a result of certain stock plan amendments that were approved at the 2005 annual meeting of shareholders in order to allow for certain adjustments to employee stock-based compensation awards to offset the economic impact of a $1.34 special dividend. Under the accounting prescribed by APB No. 25 and FASB interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, no compensation cost was recorded in the Company’s financial statements as a result of this modification. If the Company had been accounting for stock-based compensation under SFAS No. 123, compensation cost would have been recorded equal to the fair value of the modified option as of the modification date, less the value of the original option at that date based upon the shorter of any remainder of its expected life as of the original grant date or the expected remaining life of the modified option. Because many of the modified options were fully vested, the entire estimated fair value of the modified option would be expensed as of the modification date, resulting in additional pro forma compensation expense, net of tax, of approximately $375,000 for the three months ended October 31, 2005.

Prior to adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were considered operating cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (the “excess tax benefit”) to be classified as financing cash flows on a prospective basis. As a result, $67,000 of tax benefits from the exercise of stock options is shown as a financing cash flow in the statement of cash flows for the six months ended October 31, 2006.

Awards of stock totaling up to 48,581 shares were granted in June 2006 to certain key employees of the Company. The vesting for 40,487 of these awards is subject to the achievement of performance conditions measurable during fiscal 2007. In accordance with SFAS No. 123(R), management has estimated the probability of achieving each of the performance conditions and compensation cost has only been recorded for the awards that are considered probable to vest based on management’s estimate. Any awards for which performance conditions are met, vest in equal amounts annually over a three year period. These awards were valued at $10.96 per share, which was the grant-date market price of the stock less the net present value of estimated dividends that will be declared over the vesting period, which will not be paid on unvested awards. The previous stock award of 6,000 shares is not subject to any performance conditions. A summary of the Company’s nonvested stock awards as of and for the six months ended October 31, 2006, is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at May 1, 2006	6,000	$11.32
Granted	48,581	10.96
Nonvested at October 31, 2006	54,581	$11.00

No employee options were granted during the three months or six months ended October 31, 2006. Each director who is not an officer or employee of the Company received an option grant to purchase 7,500 shares of the Company’s common stock on October 24, 2006. These options vest ratably each month over a ten-month period commencing on the grant date and expire after ten years. The fair value for options granted during fiscal 2006 was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the pricing model and the resulting fair values are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.4%	4.8%	4.4%
Volatility	45%	58%	45%	58%
Dividend yield	2.5%	2.5%	2.5%	2.5%
Expected life	5 years	6 years	5 years	6 years
Grant-date fair value	$4.09	$5.97	$4.09	$5.97

A summary of stock option activity as of and for the six months ended October 31, 2006, is as follows:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(in 000’s)
Outstanding, May 1, 2006	652,994	$7.27
Granted	45,000	10.99
Exercised	(61,762)	5.58
Forfeited	(1,200)	12.25
Expired	(33,022)	12.46
Outstanding, October 31, 2006	602,010	7.43	5.2	$2,485
Vested at October 31, 2006, or expected to vest	602,010	$7.43	5.2	$2,485
Exercisable at October 31, 2006	549,445	$7.10	4.8	$2,462

Note 4. Short-term Investments

Short-term investments held-to-maturity consists of U.S. corporate debt securities and United States government agency debt with maturity dates within one year of the purchase date. As of April 30, 2006, and October 31, 2005, amortized cost includes amounts classified as accrued interest of $51,000, and $157,000, respectively (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
October 31, 2006	Cost	Gains	Losses	Value
U.S. corporate debt	$17,151	$3	$(4)	$17,150
U.S. government agency debt	498	—	—	498
	$17,649	$3	$(4)	$17,648

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
April 30, 2006	Cost	Gains	Losses	Value
U.S. corporate debt	$10,957	$—	$(10)	$10,947
U.S. government agency debt	1,408	—	(3)	1,405
	$12,365	$—	$(13)	$12,352

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
October 31, 2005	Cost	Gains	Losses	Value
U.S. corporate debt	$17,908	$—	$(10)	$17,898
U.S. government treasury bills	1,998	—	—	1,998
U.S. government agency debt	3,511	—	(23)	3,488
	$23,417	$—	$(33)	$23,384

Note 5. Debt

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit, which expires March 10, 2008, and is secured by all assets of the Company. Borrowings under this agreement, if any, bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. As of October 31, 2006, the Company is in compliance with all terms and covenants of this agreement. On October 31, 2006, letters of credit outstanding against this line of credit totaled approximately $0.8 million and there were no working capital advances outstanding.

Note 6. Shareholders’ Equity

Restricted stock grants totaling up to 48,581 shares were awarded during the six months ended October 31, 2006. During the same period, the Company repurchased 12,585 shares under its Stock Repurchase Program and sold 3,168 shares under its employee stock purchase plan (“ESPP”) and 61,762 shares pursuant to the exercise of stock options. The aggregate intrinsic value of the shares issued under the ESPP was $6,000. The aggregate intrinsic value of the options exercised was $347,000.

On December 6, 2006, the Board of Directors declared a quarterly dividend of $0.07 per share payable on January 5, 2007, to shareholders of record on December 21, 2006.

2006 Equity Incentive Plan

On August 10, 2006, the Board of Directors (the “Board”) adopted, subject to shareholder approval, the 2006 Equity Incentive Plan (the “Plan”). The Plan was approved by shareholders at the Annual Meeting of Shareholders held on October 19, 2006. The Company established the Plan as a successor to the 1997 Stock Incentive Plan, 1999 Non-Employee Director Stock Incentive Plan, and 2000 Stock Incentive Plan (collectively, the “Prior Plans”). No further awards will be granted under the Prior Plans. The Plan authorizes the Compensation Committee of the Board to grant equity-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted share awards, share units, and performance units to eligible employees and consultants. The Plan also authorizes the Corporate Governance, Nominating and Succession Committee to grant these same equity-based awards to the Company’s non-employee directors. The number of shares of common stock that may be issued under the Plan pursuant to awards is currently 952,086, which consists of 600,000 newly authorized shares and 352,086 shares which were available for issuance under the Prior Plans upon adoption of the Plan. Additionally, 432,692 shares, which are currently subject to awards outstanding under the Prior Plans, may become available for issuance under the Plan to the extent that such awards are cancelled, expire, or are forfeited for any reason, bringing the maximum number of shares which are, or which may become, available for issuance pursuant to the Plan to 1,384,778.

Note 7. Restructuring Liability

During fiscal year 2002, the Company adopted a restructuring plan. This restructuring plan has been completed, except for losses that were recorded for excess warehouse capacity under lease through 2011. The Company has a liability remaining for its contractual lease payments due for the excess warehouse capacity, net of estimated sublease payments.

During the second quarter of fiscal 2007, management received notice from one of its subtenants that they would extend their lease term through the remainder of the Company’s lease term. In previous estimates, management had provided reserves for the event that this space would need to be subleased to a different tenant and various costs of re-leasing would be incurred. Based on the extension by the existing subtenant, management removed these costs from its estimated restructure liability. This estimated cost reduction of $401,000 was recorded as a reduction to restructuring expenses. Currently, all of the excess capacity is being subleased and management believes it will continue to be subleased through the end of the Company’s lease term in 2011.

For the six months ended October 31, 2006, activity in the accrued liability account consisted of the following:

	Balance at	Subsequent	Subsequent	Balance at	Due	Due
	April 30,	Accruals,	(Payments)	October 31,	Within	After
	2006	Net	Receipts	2006	1 Year	1 Year
	(in thousands)
Lease obligations	$7,922	$—	$(709)	$7,213	$1,419	$5,794
Estimated sublease income	(6,027)	(401)	549	(5,879)	(1,135)	(4,744)
	$1,895	$(401)	$(160)	$1,334	$284	$1,050

Note 8. Income Taxes

The Company recorded $2,367,000 of income tax expense in the first six months of fiscal year 2007 compared to $1,629,000 of income tax expense in the first six months of fiscal year 2006. The effective rates for income taxes were 34.4% and 35.2% for the first six months of fiscal years 2007 and 2006, respectively. The lower rate in the current year is due to adjustments based on the Company’s 2005 tax return.

Note 9. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares and equivalents considered outstanding, except when inclusion of these items would be antidilutive. Common share equivalents included in the computation represent unvested stock awards for which all performance conditions, if any, have been satisfied and the net shares that would be issued upon assumed exercise of outstanding stock options. For the three months ended October 31, 2006 and 2005, 185,223 and 160,023 outstanding stock options, respectively, were excluded from the calculation of diluted earning per share because the exercise prices exceeded the average market value of the common shares, thereby making them antidilutive. For the three months ended October 31, 2006, 40,487 stock awards were excluded from the calculation of diluted earning per share because their vesting is contingent upon achievement of certain performance conditions that, as of October 31, 2006, had not been met.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$2,469	$891	$4,511	$2,993
Denominator for basic earnings per share:
Weighted average common shares	10,519,680	11,044,913	10,501,470	11,104,655
Dilutive effect of employee stock options and awards	186,216	241,245	199,320	257,517
Denominator for diluted earnings per share	10,705,896	11,286,158	10,700,790	11,362,172
Basic earnings per share	$0.23	$0.08	$0.43	$0.27
Diluted earnings per share	$0.23	$0.08	$0.42	$0.26

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

The aggregated net sales and gross profit of our operating segments are as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	%	2005	%	2006	%	2005	%
	(in thousands except percentages)
Wholesale	$33,395	89.6	$31,184	92.6	$64,560	89.4	$59,191	93.3
All Other	$3,886	10.4	$2,485	7.4	7,693	10.6	4,219	6.7
Net Sales	$37,281		$33,669		$72,253		$63,410
Wholesale	$15,684	89.4	$13,869	92.3	$30,327	90.2	$27,487	94.6
All Other	$1,852	10.6	$1,149	7.7	3,286	9.8	1,576	5.4
Gross Profit	$17,536		$15,018		$33,613		$29,063

A reconciliation of total segment gross profit to the Company’s consolidated income from continuing operations before income taxes, is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)
Total segment gross profit	$17,536	$15,018	$33,613	$29,063
Operating expenses	(14,123)	(13,986)	(27,370)	(25,085)
Net interest income	323	344	635	644
Pre-tax income	$3,736	$1,376	$6,878	$4,622

Note 11. Litigation

The Company is party to routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Our actual future results and trends may differ materially from historical results or those projected in any forward-looking statements. Specifically, there are a number of factors that could cause actual future results to differ materially from those anticipated by any forward looking statements. Those factors include, but are not limited to, the following: the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended April 30, 2006; our ability to control costs and expenses, including costs associated with the ongoing upgrade of some of our computer systems and our marketing initiatives and costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; our ability to maintain our relationships with our sponsored professional golfers; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; our ability to appropriately price our products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; identifying, attracting, and retaining employees, including key management personnel; political and trade relations; the overall level of consumer spending on apparel; and global economic and political conditions, including impacts of increasing oil prices, disease and terrorism, and responses thereto, including war. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statement. We assume no obligation to update any forward-looking statement as a result of new information, future events, or developments, except as required by the securities laws.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data expressed as a percentage of net sales.

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0	55.4	53.5	54.2
Gross profit	47.0	44.6	46.5	45.8
Operating expenses:
Selling, general and administrative	37.1	40.4	36.6	38.7
Depreciation	1.8	2.2	1.8	2.2
Restructuring expenses	(1.1)	(0.6)	(0.5)	(0.3)
Restatement expenses	—	(0.5)	—	(1.0)
Total operating expenses	37.8	41.5	37.9	39.6
Operating income	9.2	3.1	8.6	6.2
Net interest income	0.9	1.0	0.9	1.0
Pre-tax income	10.1	4.1	9.5	7.2
Income tax expense	3.4	1.4	3.3	2.6
Net income	6.7%	2.7%	6.2%	4.6%

Three Months Ended October 31, 2006 Compared With Three Months Ended October 31, 2005

Net Sales

During the second quarter of fiscal 2007, net sales increased approximately $3.6 million, or 10.7%, to $37.3 million from $33.7 million in the same period of the prior year. This increase is attributable to broad acceptance of our upgraded Classics line, our CB ProTec line of products, and continued growth in our Direct to Consumer business unit as a result of our catalog and website initiative. In the prior year, we were undergoing an extensive redesign of our Classics styles and were phasing-out many styles at a discount.

Our revenues are seasonal and, therefore, the results of operations for the three months ended October 31, 2006, may not be indicative of the results for the full fiscal year. Over the previous five years, an average of 27% of our net sales occurred during the second quarter. Net sales by business unit are as follows:

	Three Months Ended October 31,			Percent
	2006	2005	Increase	Change
	(in thousands, except percent change)
Corporate	$14,819	$13,995	$824	5.9%
Golf	7,656	7,322	334	4.6
Specialty Retail	9,893	8,885	1,008	11.3
Direct to Consumer	2,495	1,149	1,346	117.1
International and Licensing	887	806	81	10.0
Other	1,531	1,512	19	1.3
Total	$37,281	$33,669	$3,612	10.7%

Net sales in our Corporate business unit increased by $0.8 million to $14.8 million, from $14.0 million in the same period of the prior year. Our upgraded Classics line has been well received, especially the pieces incorporating CB ProTec, our Signature collection, and our women’s companion pieces.

Net sales in our Golf business unit increased by $0.3 million to approximately $7.7 million. We have seen a significant shift in our golf sales mix to our CB ProTec product line, which accounted for approximately one-third of the sales in this business unit for the quarter.

Specialty Retail sales increased by approximately $1.0 million from the second quarter of fiscal 2006 to $9.9 million during the second quarter of fiscal 2007. Growth in sales to specialty department stores, through increased volume with existing customers, along with increases to collegiate and pro sports teams and shops, due to strong acceptance of our CB ProTec knits, were partially offset by lower sales to big and tall retailers.

Consumer Direct sales increased by approximately $1.3 million from the second quarter of fiscal 2006 to $2.5 million during the second quarter of fiscal 2007 due to our consumer catalog initiative and enhanced website, both of which were launched in the middle of the second quarter of fiscal 2006.

International and licensing sales include sales to international distributors and royalties from both international and domestic licensing agreements. Other sales include liquidation sales and shipping revenue, which are consistent with the comparable period of the prior fiscal year.

Gross Profit

In the second quarter of fiscal 2007, gross margin was 47.0% of net sales compared to 44.6% in the same period of the prior year. The increase is primarily due to fewer markdowns on discontinued Classics styles. In October 2005, we introduced a significant change to our Classics line that included many new men’s styles and added new women’s “companion” pieces to the line. In conjunction with the upgraded line, we discontinued a number of slow-selling Classics styles and began selling them at discounted prices through normal channels beginning in August 2005.

Additionally, the increased percentage of our sales through our higher-margin Direct to Consumer business unit, from 3.4% during the second quarter of fiscal 2006 to 6.7% during the second quarter of fiscal 2007, have increased our overall company-wide gross margin by approximately 100 basis points. This increase was offset during the quarter by higher product costs for freight. Strong reorders of our updated CB Classics styles created shortages in our on-hand product. In order to meet these customer-driven demands, a higher percentage of our product was imported via air versus ocean freight. The additional freight costs reduced our product margins by approximately 70 basis points. Based on our continued goals for earlier product delivery dates, we believe that these higher air freight costs are likely to continue to impact our margin through at least the third quarter of the current fiscal year.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $13.8 million in the second quarter of fiscal 2007 compared to $13.6 million in fiscal 2006, an increase of $0.2 million. The increase is primarily due to higher sales commissions and other incentive-based pay as a result of our increased sales and profitability. Partially offsetting this increase was a $0.2 million insurance recovery during the quarter ended October 31, 2006, and, in the prior year, we incurred approximately $0.3 million in costs associated with corporate governance and other shareholder matters.

Costs incurred for our direct to consumer catalog and website initiatives increased $0.8 million over the same period in the prior year. Our first catalog was mailed in September 2005. These additional costs were offset by lower costs of marketing in other areas of our business, primarily related to timing of expenses related to our catalog mailing to our wholesale customers. In the prior year, we mailed one annual catalog to our Corporate customers. In fiscal 2007, we had a smaller mailing in October and plan to have another catalog mailing in six months.

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

Restructuring and Restatement Expenses

During the second quarter of fiscal 2007, we received notice from one of our subtenants that they would extend their lease term through the remainder of our lease term. In previous estimates, we had provided reserves for the event that this space would need to be subleased to a different tenant and various costs of re-leasing would be incurred. Based on the extension by the existing subtenant, we removed the cost of re-leasing the space from the estimated restructure liability. This estimated cost reduction of $401,000 was recorded as restructuring expenses. Currently, all of the excess capacity is being subleased and we believe it will continue to be subleased through the end of our lease term in 2011.

The prior year reduction in restructuring expenses relates to reductions to estimates for other costs initially recorded as restructuring expenses in 2002.

During the second quarter of the prior fiscal year, the Company’s lawsuit against Genesis Insurance Company was concluded and we reversed approximately $0.2 million that remained accrued for estimated costs associated with the lawsuit and other matters surrounding the restatement.

Income Taxes

We recorded approximately $1.3 million of income tax expense in the second quarter of fiscal 2007 compared to $0.5 million in the second quarter of fiscal 2006. The effective rates for income taxes in the second quarters of fiscal 2007 and 2006 were 33.9% and 35.3%, respectively. The overall ongoing effective rate is estimated to be closer to 35%. The tax provision for the second quarter of fiscal 2007 includes a benefit of approximately $50,000, for adjustments resulting from differences between our 2005 income tax return and amounts previously recorded in our financial statements.

Six Months Ended October 31, 2006 Compared With Six Months Ended October 31, 2005

Net Sales

During the first six months of fiscal 2007, net sales increased approximately $8.8 million, or 13.9%, to $72.3 million. This increase is attributable to broad acceptance of our upgraded Classics line, our CB ProTec line of products, and a strong Spring 2006 fashion release. Additionally, we have had continued growth in our Direct to Consumer business unit as a result of our catalog and website initiative. Net sales by business unit are as follows:

	Six Months Ended October 31,			Percent
	2006	2005	Increase	Change
	(in thousands, except percent change)
Corporate	$30,045	$27,737	$2,308	8.3%
Golf	15,633	15,213	420	2.8
Specialty Retail	16,825	14,363	2,462	17.1
Direct to Consumer	4,436	1,638	2,798	170.8
International and Licensing	1,694	1,554	140	9.0
Other	3,620	2,905	715	24.6
Total	$72,253	$63,410	$8,843	13.9%

Net sales in our Corporate business unit increased by $2.3 million to $30.0 million, from $27.7 million in the same period of the prior year. The increase is attributed to our upgraded Classics line, which has been well received, especially the pieces incorporating CB ProTec, our Signature collection, and our women’s companion pieces.

In the first six months of fiscal 2007, net sales in our Golf business unit increased $0.4 million to $15.6 million, primarily attributable to strong sales of our CB ProTec product line.

Specialty Retail sales increased approximately $2.5 million from the six months ended October 31, 2005, to $16.8 million during the six months ended October 31, 2006. This is attributable to growth in sales to specialty department stores and collegiate and pro sports teams and shops (“CPS”). The sales growth with specialty department stores was due to strong reorders of our Spring fashion release with existing customers as well as deliveries of our Fall 2006 fashion release. CPS sales increased due to strong acceptance of our CB ProTec knits and Spring fashion release, which created additional reorders.

Consumer Direct sales increased approximately $2.8 million from the first six months of fiscal 2006 to $4.4 million during the first six months of fiscal 2007 due to our consumer catalog initiative and enhanced website, both of which were launched in the middle of the second quarter of fiscal 2006.

Other sales include liquidation sales and shipping revenue. Shipping revenues have increased for the first six months of fiscal 2007, consistent with our increased product sales.

Gross Profit

Gross margin was 46.5% of net sales during the six months ended October 31, 2006, compared to 45.8% for the six months ended October 31, 2005. The increase is primarily attributable to fewer markdowns and discounts on products as well as an increase in direct to consumer sales, which have a higher marginal profit percentage. As a percentage of overall company sales, direct to consumer sales increased from 2.6% during the first six months of fiscal 2006 to 6.1% during the first six months of fiscal 2007.

In order to meet demand for some of our products, a higher percentage was imported via air versus ocean. The additional freight costs reduced our product margins by approximately 90 basis points. Based on our continued goals for earlier product delivery dates, we believe that these higher air freight costs are likely to continue to impact our margin through at least the third quarter of the current fiscal year.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $26.5 million for the first six months of fiscal 2007 compared to $24.5 million in fiscal 2006, an increase of $2.0 million. As a percentage of sales, SG&A decreased 2.1%. Approximately $1.9 million of the increase was due to costs incurred for our direct to consumer catalog and website initiatives, which were launched during the second quarter of fiscal 2006. Commissions and other incentive-based pay increased approximately $1.2 million as a result of our increased sales and profitability. As a percentage of sales, commissions are consistent with the prior year. Partially offsetting these increases were reductions in wholesale marketing expenses and costs associated with corporate governance and other shareholder matters.

We adopted SFAS No. 123(R) during the first quarter of fiscal 2007. Adoption of this new accounting standard did not have a significant impact on our results of operations for the six months ended October 31, 2006, and, based on the number of unvested stock options currently outstanding, is not anticipated to have a material impact on future results. However, the impact of SFAS No. 123(R) on future periods will depend upon the types and quantities of share-based payments made in the future.

Restructuring and Restatement Expenses

During the second quarter of fiscal 2007, we received notice from one of our subtenants that they would extend their lease term through the remainder of our lease term. In previous estimates, we had provided reserves for the event that this space would need to be subleased to a different tenant and various costs of re-leasing would be incurred. Based on the extension by the existing subtenant, we removed the cost of re-leasing the space from the estimated restructure liability. This estimated cost reduction of $401,000 was recorded as restructuring expenses. Currently, all of the excess capacity is being subleased and we believe it will continue to be subleased through the end of our lease term in 2011.

The prior year reduction in restructuring expenses relates to reductions to estimates for other costs initially recorded as restructuring expenses in 2002.

During the first quarter of fiscal 2006, the Company lost its appeal in its lawsuit against Genesis Insurance Company. Although we did not recover the damages we were seeking, we were not required to repay the premium for the policy in question and therefore reversed approximately $0.5 million that had been recorded for this outstanding liability, plus some additional accruals for legal and other estimated costs.

Income Taxes

We recorded approximately $2.4 million of income tax expense during the six months ended October 31, 2006, compared to $1.6 million during the six months ended October 31, 2005. The effective rates for income taxes were 34.4% and 35.2% for the first six months of fiscal years 2007 and 2006, respectively. The lower rate in the current year is due to adjustments based on the Company’s 2005 tax return. The overall ongoing effective rate is estimated to be closer to 35%.

Liquidity and Capital Resources

At October 31, 2006, our cash and short-term investments totaled $25.2 million compared to $20.1 million at April 30, 2006, and $40.3 million at October 31, 2005. The decrease during the twelve months ended October 31, 2006, is primarily attributable to $23.7 million of capital returned to shareholders in the form of cash dividends and stock repurchases.

During the first six months of fiscal 2007, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first six months of fiscal 2007 was $7.6 million compared to $7.0 million for the first six months of fiscal 2006. The increase in net cash provided by operating activities was primarily a result of our improved operating results.

Net cash used in investing activities was $6.7 million in the first six months of fiscal 2007 compared to $4.1 million provided by investing activities in the first six months of fiscal 2006. Our capital expenditures are consistent with the prior year. In the current year, we have invested more of our cash in short-term investments. In fiscal 2006, we were converting our short-term investments to cash equivalents in anticipation of the special dividend that was paid in the third quarter of fiscal 2006.

Net cash used in financing activities was $1.2 million in the first six months of fiscal 2007, which primarily consisted of the quarterly $0.07 per share dividend payment. The decrease from the $5.9 million used in the first six months of fiscal 2006 was due to fewer repurchases of our common stock, as we have utilized the Board’s entire repurchase authorization.

During the quarter, we paid a cash dividend of $0.07 per share. On December 6, 2006, the Board declared a quarterly dividend of $0.07 per share, payable on January 5, 2007, to shareholders of record on December 21, 2006. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify these quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

We have a loan agreement with Wells Fargo HSBC Trade Bank, N.A., through March 10, 2008, for a $35 million line of credit, secured by all assets of the Company. Borrowings under this agreement, if any, would bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of October 31, 2006, we are in compliance with all of these covenants and there are no borrowings under this line of credit other than open letters of credit with suppliers totaling approximately $0.8 million.

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

Off- Balance Sheet Arrangements

As of October 31, 2006, pursuant to its loan agreement with Wells Fargo HSBC Trade Bank, N.A., we had open letters of credit with suppliers totaling approximately $0.8 million.

Recently Issued Accounting Standards

In June 2006, the FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for us at the beginning of our next fiscal year, May 1, 2007. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described in Item 7 in our filing on Form 10-K with the Securities and Exchange Commission for the year ended April 30, 2006. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Product Returns

We maintain a reserve for probable future product returns. We analyze the rates and timing of historical returns and trends in changes to the rates and timing, if any, when evaluating the adequacy of this reserve. The rate of returns in our wholesale segment has remained consistent over the past several years. The direct to consumer business unit has a higher rate of returns than the wholesale segment. However, as of October 31, 2006, this higher rate does not have a material impact on our reserve for future product returns. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns rates or changes in their timing or in our sales mix, additional reserves may be required.

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

Accrued Rebates

We offer certain sales incentives, including cash rebates, which are recorded as reductions to net sales, and free product, which are recorded as cost of goods sold. Some of these incentives are earned upon customers achieving certain annual sales milestones or sales growth. Although these incentives are due to customers only if and when the sales targets are achieved, we accrue a liability for the estimated incentives to be earned ratably over all of a customer’s projected sales on a customer by customer basis. If actual customer sales differ from the projected sales used to accrue the liabilities, net sales or gross margins may be materially impacted.

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

Restructuring Liability

The remaining restructuring liability pertains to estimated losses pursuant to long-term leases due to excess warehouse capacity. Currently, all of the excess capacity is being subleased under leases that are coterminous with our lease and we believe it will continue to be subleased through the end of our lease term in 2011 based on our assessment of the creditworthiness of our subtenants. We periodically evaluate and, if necessary, adjust this assessment based on currently available information. Should the creditworthiness of our subtenants deteriorate or if the timing and rental rates for our subleases differ from our estimates for other reasons, this liability would need to be adjusted.

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

We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of October 31, 2006, was 134 days and the weighted average interest rate was 5.1%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

Some of our licensing agreements compute the royalties due to us in the functional currency of the country in which the licensee operates. From the date of licensee sales until the date on which we are paid, typically within 70 days, the revenues we earn are subject to foreign currency exchange rate risk. Additionally, we do have some remaining assets and liabilities from our closed European operations that are denominated in Euros. Neither of these items is material to our consolidated financial statements as of October 31, 2006.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of October 31, 2006, with the participation of our principal executive and financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the second quarter ended October 31, 2006, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on October 19, 2006. Out of the Company’s 10,572,578 shares of Common Stock entitled to vote at the meeting, 10,107,885 were represented, either in person or by proxy.

Proposal Number 1—Election of directors, to serve until the 2007 Annual Meeting of Shareholders:

Nominee	For	Withheld
Ernest R. Johnson	10,079,390	28,495
Henry L. (Skip) Kotkins, Jr.	10,074,707	33,178
Larry C. Mounger	9,885,580	222,305
Thomas F. O’Riordan	10,065,978	41,907
Douglas G. Southern	10,070,987	36,898
Whitney R. Tilson	10,074,707	33,178
James C. Towne	10,061,129	46,756

Proposal Number 2—Approval of 2006 Equity Incentive Plan:

For	7,713,431
Against	593,363
Abstain	5,326
Broker Non-votes	1,795,765

Proposal Number 3—Ratification of Ernst & Young LLP as independent auditors for fiscal 2007:

For	9,907,966
Against	196,182
Abstain	3,737
Broker Non-votes	0

Item 5.                        Other Information

None

Item 6.                        Exhibits

a)     Exhibits

Exhibit Number	Description
3.1	Bylaws of Cutter & Buck Inc., as amended and restated October 19, 2006(1)
10.1	2006 Equity Incentive Plan(1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Executive Officer(2)
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Company’s Chief Financial Officer(2)
32.1	Section 1350 Certifications of the Company’s Chief Executive Officer(2)
32.2	Section 1350 Certifications of the Company’s Chief Financial Officer(2)

(1)          incorporated by reference to the exhibit of the same number filed with the Registrant’s Form 8-K on October 25, 2006

(2)          a signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTTER & BUCK INC.
(Registrant)
Dated: December 8, 2006	By	/s/ MICHAEL GATS
Michael Gats
Chief Financial Officer and Vice President
(Principal Accounting and Financial Officer)