Form 10-Q
period 2007-01-31
CUTTER & BUCK INC
filed 2007-03-09
CIK 948069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

The number of shares of Common Stock of the registrant outstanding as of February 28, 2007 was 10,590,290.

CUTTER & BUCK INC.
Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2007

PART 1—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CUTTER & BUCK INC.

Condensed Consolidated Balance Sheets

	January 31, 2007	April 30, 2006	January 31, 2006
	(unaudited)		(unaudited)
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,516	$7,808	$6,006
Short-term investments	16,071	12,314	15,622
Accounts receivable, net of allowances for doubtful accounts, returns, and allowances of $1,357 at January 31, 2007, $1,732 at April 30, 2006 and $1,533 at January 31, 2006	16,218	22,993	18,577
Inventories, net	31,267	25,659	27,755
Income tax receivable	911	88	809
Deferred income taxes	2,072	1,993	2,040
Prepaid expenses and other current assets	2,995	2,701	3,206
Total current assets	77,050	73,556	74,015
Furniture and equipment, net	6,428	6,428	6,345
Deferred income taxes	316	264	252
Other assets	1,270	1,445	1,505
Total assets	$85,064	$81,693	$82,117
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,495	$5,767	$5,347
Accrued liabilities	6,857	5,934	6,303
Total current liabilities	12,352	11,701	11,650
Restructuring liability, net of current portion	986	1,575	1,655
Deferred rent	1,448	1,431	1,414
Total liabilities	14,786	14,707	14,719
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, no par value: 6,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value: 25,000,000 shares authorized; 10,587,647 issued and outstanding at January 31, 2007, 10,476,069 at April 30, 2006, and 10,690,316 at January 31, 2006	58,645	58,041	60,770
Deferred compensation	—	(61)	(242)
Retained earnings	11,633	9,006	6,870
Total shareholders’ equity	70,278	66,986	67,398
Total liabilities and shareholders’ equity	$85,064	$81,693	$82,117

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Net sales	$30,291	$31,247	$102,544	$94,657
Cost of sales	16,781	17,472	55,421	51,819
Gross profit	13,510	13,775	47,123	42,838
Operating expenses:
Selling, general and administrative	12,700	12,636	39,151	37,148
Depreciation	692	773	2,012	2,189
Restructuring expenses	—	(35)	(401)	(230)
Restatement expenses	—	—	—	(648)
Total operating expenses	13,392	13,374	40,762	38,459
Operating income	118	401	6,361	4,379
Interest income (expense)
Interest income	301	312	936	965
Interest expense	—	—	—	(9)
Net interest income	301	312	936	956
Pre-tax income	419	713	7,297	5,335
Income tax expense	89	232	2,456	1,861
Net income	$330	$481	$4,841	$3,474
Basic earnings per share	$0.03	$0.04	$0.46	$0.32
Diluted earnings per share	$0.03	$0.04	$0.45	$0.31
Shares used in computation of:
Basic earnings per share	10,526,124	10,851,639	10,509,688	11,020,316
Diluted earnings per share	10,728,116	11,143,454	10,709,899	11,277,677
Cash dividends declared per share of common stock outstanding	$0.07	$0.07	$0.21	$1.55

See accompanying notes.

CUTTER & BUCK INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)
Operating activities:
Net income	$330	$481	$4,841	$3,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	688	787	2,054	2,230
Noncash restructuring expenses	—	(35)	(401)	(230)
Deferred income taxes	(93)	172	(131)	285
Stock-based compensation	91	25	183	72
Tax benefit from exercises of stock options	13	5	68	194
Loss on fixed asset disposal	(1)	23	3	63
Changes in assets and liabilities:
Accounts receivable, net	3,385	934	6,775	3,237
Inventories, net	(1,732)	(2,771)	(5,608)	(2,357)
Income tax receivable	(808)	(273)	(823)	110
Prepaid expenses and other assets	(279)	(420)	(134)	(780)
Accounts payable, accrued liabilities and other liabilities	(1,875)	1,337	480	979
Net cash (used in) provided by operating activities	(281)	265	7,307	7,277
Investing activities:
Purchases of furniture and equipment	(678)	(480)	(2,057)	(1,904)
Purchases of short-term investments	(10,142)	(11,695)	(34,986)	(48,898)
Maturities of short-term investments	11,688	19,333	31,244	62,107
Net cash provided by (used in) investing activities	868	7,158	(5,799)	11,305
Financing activities:
Payment of dividends	(740)	(15,416)	(2,214)	(16,975)
Issuance of common stock	115	97	491	690
Repurchases of common stock	—	(3,128)	(153)	(7,932)
Excess tax benefit from exercises of stock options	9	—	76	—
Principal payments under capital lease obligations	—	(19)	—	(111)
Net cash used in financing activities	(616)	(18,466)	(1,800)	(24,328)
Net decrease in cash and cash equivalents	(29)	(11,043)	(292)	(5,746)
Cash and cash equivalents, beginning of period	7,545	17,049	7,808	11,752
Cash and cash equivalents, end of period	$7,516	$6,006	$7,516	$6,006

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

The Company’s revenues are seasonal, and therefore the results of operations for the nine months ended January 31, 2007, may not be indicative of the results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2006, included in the Company’s filing with the Securities and Exchange Commission on Form 10-K.

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

During the three months and nine months ended January 31, 2007, the Company recognized $91,000 and $183,000, respectively, for stock compensation expense, which is included in selling, general and administrative expense. Of this total, $63,000 and $81,000, respectively, of compensation expense resulting from stock options was recognized pursuant to SFAS No. 123(R) that would not have been recognized under the accounting proscribed by APB No. 25. This did not have a material impact on our basic or diluted earnings per share. As of January 31, 2007, there is $411,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This amount is expected to be recognized over a weighted average period of 1.6 years.

If compensation costs for stock-based compensation had been recognized based on the fair value method during the three months and nine months ended January 31, 2006, the pro forma amounts of the Company’s net income and net earnings per share would have been as follows:

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
	(in thousands, except per share amounts)
Net income as reported	$481	$3,474
Add employee stock-based compensation expense, net of tax, as reported	17	47
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(107)	(249)
Pro forma net income	$391	$3,272
Earnings per share:
Basic—as reported	$0.04	$0.32
Basic—pro forma	$0.04	$0.30
Diluted—as reported	$0.04	$0.31
Diluted—pro forma	$0.04	$0.29

Prior to adoption of SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were considered operating cash flows. SFAS No. 123(R) requires that the benefits of tax deductions in excess of the compensation cost recognized for those awards (the “excess tax benefit”) be classified as financing cash flows on a prospective basis. As a result, $9,000 and $76,000 of tax benefits from the exercise of stock options is shown as a financing cash flow in the statement of cash flows for the three and nine months ended January 31, 2007, respectively.

Awards of stock totaling up to 48,581 shares were granted in June 2006 to certain key employees of the Company. The vesting for 40,487 of these awards is subject to the achievement of performance conditions measurable during fiscal 2007. In accordance with SFAS No. 123(R), management has estimated the probability of achieving each of the performance conditions and compensation cost has only been recorded for the awards that are considered probable to vest based on management’s estimate. Any awards for which performance conditions are met, vest in equal amounts annually over a three year period. These awards were valued at $10.96 per share, which was the grant-date market price of the stock less the net present value of estimated dividends that will be declared over the vesting period, which will not be paid on unvested awards. The stock award of 6,000 shares that was granted to the Company’s President in January 2006 is not subject to any performance conditions. A summary of the Company’s nonvested stock awards as of and for the nine months ended January 31, 2007, is as follows:

	Awards Subject to Performance Conditions		Awards Not Subject to Performance Conditions
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at May 1, 2006	—		6,000	$11.32
Granted	40,487	$10.96	8,094	10.96
Vested	—	—	(2,000)	11.32
Forfeited	(3,809)	10.96	(762)	10.96
Nonvested at January 31, 2007	36,678	$10.96	11,332	$11.09

No options were granted during the three months ended January 31, 2007. The fair values for options granted during fiscal 2007 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the pricing model and the resulting fair values are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Risk-free interest rate	—	4.4%	4.8%	4.4%
Volatility	—	48%	45%	57%
Dividend yield	—	2.5%	2.5%	2.5%
Expected life	—	4 years	5 years	5 years
Grant-date fair value	—	$4.35	$4.09	$5.81

A summary of stock option activity as of and for the nine months ended January 31, 2007, is as follows:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
				(in 000’s)
Outstanding, May 1, 2006	652,994	$7.27
Granted	45,000	10.99
Exercised	(76,985)	5.98
Forfeited	(1,200)	12.25
Expired	(33,022)	12.46
Outstanding, Janaury 31, 2007	586,787	7.42	4.8	$3,299
Vested at Janaury 31, 2007, or expected to vest	586,787	$7.42	4.8	$3,299
Exercisable at January 31, 2007	547,722	$7.18	4.5	$3,215

Note 4. Short-Term Investments

Short-term investments held-to-maturity consists of U.S. corporate debt securities and United States government agency debt with maturity dates within one year of the purchase date. As of January 31, 2007, April 30, 2006, and January 31, 2006, amortized cost includes amounts classified as accrued interest of $0, $51,000, and $106,000, respectively (in thousands):

January 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt	$13,962	$1	$(5)	$13,958
U.S. government agency debt	2,109	—	(1)	2,108
	$16,071	$1	$(6)	$16,066

April 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt	$10,957	$—	$(10)	$10,947
U.S. government agency debt	1,408	—	(3)	1,405
	$12,365	$—	$(13)	$12,352

January 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt	$14,733	$—	$(16)	$14,717
U.S. government agency debt	995	—	(2)	993
	$15,728	$—	$(18)	$15,710

Note 5. Debt

The Company has a loan agreement with Wells Fargo HSBC Trade Bank, N.A. for a $35 million line of credit, which expires March 10, 2008, and is secured by all assets of the Company. Borrowings under this agreement, if any, bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per fiscal year. As of January 31, 2007, the Company was in compliance with all terms and covenants of this agreement. On January 31, 2007, letters of credit outstanding against this line of credit totaled approximately $0.2 million and there were no working capital advances outstanding.

Note 6. Shareholders’ Equity

Restricted stock grants totaling up to 48,581 shares were awarded during the nine months ended January 31, 2007. During the same period, the Company repurchased 12,585 shares under its Stock Repurchase Program and sold 3,168 shares under its employee stock purchase plan (“ESPP”) and 76,985 shares pursuant to the exercise of stock options. The aggregate intrinsic value of the shares issued under the ESPP was $6,000. The aggregate intrinsic value of the options exercised was $414,000.

On March 7, 2007, the Board of Directors declared a quarterly dividend of $0.07 per share payable on April 9, 2007, to shareholders of record on March 23, 2007.

Note 7. Restructuring Liability

During fiscal year 2002, the Company adopted a restructuring plan. This restructuring plan has been completed, except for losses that were recorded for excess warehouse capacity under lease through 2011. The Company has a liability remaining for its contractual lease payments due for the excess warehouse capacity, net of estimated sublease payments.

During the second quarter of fiscal 2007, management received notice from one of its subtenants that it would extend its lease term through the remainder of the Company’s lease term. In previous estimates, management had provided reserves for the event that this space would need to be subleased to a different tenant and various costs of re-leasing would be incurred. Based on the extension by the existing subtenant, management removed these costs from its estimated restructuring liability. This estimated cost reduction of $401,000 was recorded as a reduction to restructuring expenses. Currently, all of the excess capacity is being subleased and management believes it will continue to be subleased through the end of the Company’s lease term in 2011.

For the nine months ended January 31, 2007, activity in the accrued liability account consisted of the following:

	Balance at April 30, 2006	Subsequent Accruals, Net	Subsequent (Payments) Receipts	Balance at January 31, 2007	Due Within 1 Year	Due After 1 Year
	(in thousands)
Lease obligations	$7,922	$—	$(1,064)	$6,858	$1,419	$5,439
Estimated sublease income	(6,027)	(401)	824	(5,604)	(1,151)	(4,453)
	$1,895	$(401)	$(240)	$1,254	$268	$986

Note 8. Income Taxes

The Company recorded $2,456,000 of income tax expense in the first nine months of fiscal year 2007 compared to $1,861,000 of income tax expense in the first nine months of fiscal year 2006. The effective rates for income taxes were 33.7% and 34.9% for the first nine months of fiscal years 2007 and 2006, respectively. The lower rate in the current year is due to adjustments based on the Company’s 2006 tax returns.

Note 9. Earnings Per Share

The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share includes the weighted average number of both common shares and dilutive equivalents outstanding during the period. Common share equivalents included in the computation represent unvested stock awards for which all performance conditions, if any, have been satisfied and the net shares that would be issued upon assumed exercise of outstanding stock options, computed using the treasury stock method.

For the three months ended January 31, 2007 and 2006, 166,000 and 176,000 outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices exceeded the average market value of the common shares, thereby making them antidilutive. For the three months ended January 31, 2007, 38,395 weighted average stock awards outstanding were excluded from the calculation of diluted earnings per share because their vesting is contingent upon achievement of certain performance conditions that, as of January 31, 2007, had not been met.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$330	$481	$4,841	$3,474
Denominator for basic earnings per share:
Weighted average common shares	10,526,124	10,851,639	10,509,688	11,020,316
Dilutive effect of employee stock options and awards	201,992	291,815	200,211	257,361
Denominator for diluted earnings per share	10,728,116	11,143,454	10,709,899	11,277,677
Basic earnings per share	$0.03	$0.04	$0.46	$0.32
Diluted earnings per share	$0.03	$0.04	$0.45	$0.31

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

All of our business units sell primarily the same product, however some of our styles or sizes are not available in all sales channels, for example we do not carry big and tall sizes in our consumer direct catalog and some licensees may design certain products or styles that are unique to their territories. Our inventory is designed, purchased, handled, and distributed in the same manner for all business units by central overhead departments. The costs of these departments are not allocated to the business units. We do not allocate any assets to business units.

Corporate business unit sales are primarily to promotional product distributors. Golf business unit sales are to pro shops or at tournaments. Specialty Retail business unit sales are to clothing retailers, department stores, and college and professional team apparel stores. Sales through these wholesale business units are aggregated and reported as our wholesale segment as they have similar economic characteristics.

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

The aggregated net sales and gross profit of our operating segments are as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	%	2006	%	2007	%	2006	%
	(in thousands except percentages)
Wholesale	$23,668	78.1	$26,324	84.2	$88,228	86.0	$85,515	90.3
All Other	$6,623	21.9	$4,923	15.8	14,316	14.0	9,142	9.7
Net Sales	$30,291		$31,247		$102,544		$94,657
Wholesale	$10,865	80.4	$11,613	84.3	$41,192	87.4	$39,100	91.3
All Other	$2,645	19.6	$2,162	15.7	5,931	12.6	3,738	8.7
Gross Profit	$13,510		$13,775		$47,123		$42,838

A reconciliation of total segment gross profit to the Company’s consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(in thousands)
Total segment gross profit	$13,510	$13,775	$47,123	$42,838
Operating expenses	(13,392)	(13,374)	(40,762)	(38,459)
Net interest income	301	312	936	956
Pre-tax income	$419	$713	$7,297	$5,335

Note 11. Litigation

As disclosed previously, the Company is party to a lawsuit filed by a significant customer of the Company. The suit was filed in the United States District Court for the District of Massachusetts: Casual Male Retail Group, Inc., and Casual Male RBT, LLC v. Cutter & Buck Inc., Cutter & Buck Direct, LLC, Robert H. Yarbrough, RKC Mail LLC, a.k.a. MP4 Limited, d/b/a Mile Post Four, Mile Post Investment, LLC - (Case No. 07-CA-10161). It alleges, among other things, that Cutter & Buck improperly interfered with Casual Male’s relationships with certain of its employees and that certain Cutter & Buck employees improperly accessed, misappropriated and destroyed Casual Male’s proprietary confidential information. The lawsuit also alleges that a Cutter & Buck employee breached contractual obligations not to compete with Casual Male. The lawsuit seeks a preliminary and/or permanent injunction enjoining Cutter & Buck from using its e-commerce Internet website and consumer catalog. In addition, the lawsuit seeks unspecified compensatory damages, punitive damages, reasonable costs and expenses, and such other relief as the Court deems proper. Cutter & Buck denies Casual Male’s allegations and intends to vigorously defend the lawsuit. As no liability is probable or estimable, management has not recorded an accrual with respect to this lawsuit. In light of Casual Male’s recent actions, including the instigation of this lawsuit, Cutter & Buck believes that the Company’s longstanding relationship with Casual Male and its Rochester Big & Tall operation is unlikely to continue in the future.

The Company is party to other routine litigation incidental to its business. Management believes the ultimate resolution of these routine matters will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this section together with our condensed consolidated financial statements and related notes thereto in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Our actual future results and trends may differ materially from historical results or those projected in any forward-looking statements. Specifically, there are a number of factors that could cause actual future results to differ materially from those anticipated by any forward looking statements. Those factors include, but are not limited to, the following: the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended April 30, 2006; our ability to control costs and expenses, including costs associated with regulatory compliance; the potential outcome of pending and future audits by various taxing jurisdictions; the potential outcome of lawsuits and pending litigation; our ability to maintain our relationships with our customers and our sponsored professional golfers; relations with and performance of suppliers; our ability to carry out successful designs and effectively advertise and communicate with the marketplace and to penetrate our chosen distribution channels; our ability to appropriately price our products; the number of golf rounds played, which may be impacted by severe weather-related disasters and the weather in general; competition; risks related to the timely performance of third parties, such as shipping companies; identifying, attracting, and retaining employees, including key management personnel; political and trade relations; the overall level of consumer spending on apparel; and global economic and political conditions, including impacts of increasing oil prices, disease and terrorism, and responses thereto, including war. Finally, there may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking statements. You should not place undue reliance on any forward-looking statement. We assume no obligation to update any forward-looking statement as a result of new information, future events, or developments, except as required by securities laws.

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

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated income statement data expressed as a percentage of net sales.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4	55.9	54.0	54.7
Gross profit	44.6	44.1	46.0	45.3
Operating expenses:
Selling, general and administrative	41.9	40.4	38.2	39.2
Depreciation	2.3	2.5	2.0	2.3
Restructuring expenses	—	(0.1)	(0.4)	(0.2)
Restatement expenses	—	—	—	(0.7)
Total operating expenses	44.2	42.8	39.8	40.6
Operating income	0.4	1.3	6.2	4.7
Net interest income	1.0	1.0	0.9	1.0
Pre-tax income	1.4	2.3	7.1	5.7
Income tax expense	0.3	0.7	2.4	2.0
Net income	1.1%	1.6%	4.7%	3.7%

Three Months Ended January 31, 2007 Compared With Three Months Ended January 31, 2006

Net Sales

During the third quarter of fiscal 2007, net sales decreased approximately $1.0 million, or 3.1%, to $30.3 million from $31.2 million in the same period of the prior year. This decrease primarily relates to the significant quantity of discontinued Classics styles that we sold at discounted prices during the third quarter of fiscal 2006 through our Corporate and Golf business units. In addition, our Specialty Retail sales were hurt by a decline in sales to our largest Big & Tall customer, a decline that we believe will continue in future periods. Sales in our Direct to Consumer business unit, consisting of our e-commerce website and consumer catalog, continued to grow, helping to offset some of these declines.

Our revenues are seasonal and, therefore, the results of operations for the three months ended January 31, 2007, may not be indicative of the results for the full fiscal year. The third quarter is historically our lowest sales quarter of the year due to seasonality. Net sales by business unit are as follows:

	Three Months Ended January 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$12,929	$14,548	$(1,619)	(11.1)%
Golf	4,800	5,008	(208)	(4.2)
Specialty Retail	5,163	5,859	(696)	(11.9)
Direct to Consumer	3,515	2,405	1,110	46.2
International and Licensing	1,041	754	287	38.1
Other	2,843	2,673	170	6.4
Total	$30,291	$31,247	$(956)	(3.1)%

Net sales in our Corporate sales channel decreased by $1.6 million, to $12.9 million, from $14.5 million in the same period of the prior year. The decrease was primarily due to fewer styles available for sale at a discount in the current year. In the prior year, we went through a fairly significant enhancement of our Classics styles. In order to transition to these new styles, we began selling the discontinued styles at a discount in the second quarter of fiscal 2006 and into the third quarter of fiscal 2006.

In the third quarter of fiscal 2007, net sales in our Golf business unit decreased by $0.2 million, to $4.8 million from $5.0 million in the same period of the prior year. Last year’s third quarter growth in this business unit was primarily due to sales of discontinued styles. Absent those sales, Golf net sales during our fiscal third quarter have been essentially flat over the past two years.

Net sales in our Specialty Retail business unit decreased approximately $0.7 million, to $5.2 million from $5.9 million in the same period of the prior year, primarily as a result of a decline in sales to Big & Tall customers and other specialty retailers. We did see positive results in sales to Super Bowl concessionaires and e-tailers. We believe our sales of big and tall products, a significant component of the Specialty Retail business unit, will continue to decline in future periods.

Direct to Consumer sales increased approximately $1.1 million to $3.5 million from $2.4 million in the same period of the prior year due to strong holiday sales generated by the continued growth of our consumer catalog business, which was launched during the second quarter of fiscal 2006. The increase in Direct to Consumer sales is not a result of replacing lost sales through the Big and Tall sales channel; big and tall sizes are not carried in our direct to consumer catalog and comprise less than 4% of sales in the Direct to Consumer business unit.

International Licensing and Distribution revenue increased $0.3 million to $1.0 million for the three months ended January 31, 2007. This increase is a result of strong sales of licensed Cutter & Buck branded corporate products and sales to our South African and Mexican distributors.

Other sales include liquidation sales and shipping revenue.

Gross Profit

In the third quarter of fiscal 2007, gross margin was 44.6% of net sales compared to 44.1% in the same period of the prior year. The increase is primarily due to the fewer sales of discontinued Classics at marked-down prices and the higher percentage of our sales via the Direct to Consumer business unit, which generate a higher margin. These increases were partially offset by inventory write-downs.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of fiscal 2007 were consistent with the third quarter of fiscal 2006, totaling $12.7 million in the current fiscal quarter compared to $12.6 million in fiscal 2006.

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

Income Taxes

We recorded approximately $0.1 million of income tax expense in the third quarter of fiscal 2007 compared to $0.2 million in the third quarter of fiscal 2006. The effective rates for income taxes in the third quarters of fiscal 2007 and 2006 were 21.3% and 32.6%, respectively. The effective rate for the third quarter of fiscal 2007 is lower than our expected ongoing effective rate of approximately 35% due to adjustments recorded during the quarter as a result of book to tax differences noted upon filing of our fiscal 2006 tax returns.

Nine Months Ended January 31, 2007 Compared With Nine Months Ended January 31, 2006

Net Sales

During the first nine months of fiscal 2007, net sales increased approximately $7.9 million, or 8.3%, to $102.5 million. This increase is attributable to broad acceptance of our CB ProTec line of products, our upgraded Classics line, and continued growth in our Direct to Consumer business unit as a result of our catalog and website initiatives launched during the second quarter of fiscal 2006. Net sales by business unit are as follows:

	Nine Months Ended January 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except percent change)
Corporate	$42,974	$42,285	$689	1.6%
Golf	20,433	20,221	212	1.0
Specialty Retail	21,988	20,222	1,766	8.7
Direct to Consumer	7,951	4,043	3,908	96.7
International and Licensing	2,735	2,308	427	18.5
Other	6,463	5,578	885	15.9
Total	$102,544	$94,657	$7,887	8.3%

Net sales in our Corporate business unit increased by $0.7 million to $43.0 million during the first nine months of fiscal 2007. The increase experienced during the first two quarters attributed to our upgraded Classics line, especially the pieces incorporating CB ProTec, our Signature collection, and our women’s companion pieces, were offset by the third quarter decrease, which resulted from the heavy promotion of discontinued Classics available in the prior year.

Net sales in our Golf business unit have increased by $0.2 million to $20.4 million during the first nine months of fiscal 2007 from $20.2 million in the same period of the prior year. The increase is primarily attributable to sales of our CB ProTec product line and sales at professional golf tournaments.

Year to date, sales in our Specialty Retail sales channel have increased approximately $1.8 million, to $22.0 million from $20.2 million in the same period of the prior year. This is attributable to growth in sales to specialty department stores and collegiate and pro sports teams and shops (“CPS”) due to strong reorders of our Spring fashion release and strong acceptance of our CB ProTec knits by our CPS customers, as well as strong sales surrounding the Super Bowl. These increases were partially offset by a decline in sales to Big & Tall customers. We believe our sales of big and tall products, a significant component of the Specialty Retail business unit, will continue to decline in future periods.

Direct to Consumer sales increased approximately $3.9 million from the first nine months of fiscal 2006 to $8.0 million during the first nine months of fiscal 2007 due to our consumer catalog initiative and enhanced website, both of which were launched during the second quarter of fiscal 2006. This business unit continues to grow and had a strong holiday season. The increase in Direct to Consumer sales is not a result of replacing lost sales through the Big and Tall sales channel; big and tall sizes are not carried in our direct to consumer catalog and comprise less than 4% of sales in the Direct to Consumer business unit. We do not anticipate that the growth experienced during the first nine months of fiscal 2007 will continue at such a high rate, because the prior year does not include a full year of comparable catalog sales.

International and Licensing sales increased $0.4 million to $2.7 million during the nine months ended January 31, 2007, from $2.3 million during the nine months ended January 31, 2006. This increase is a result of strong sales of licensed Cutter & Buck branded corporate products and sales to our South African and Mexican distributors.

Other sales include liquidation sales and shipping revenue. Shipping revenues have increased for the first nine months of fiscal 2007, consistent with our increased product sales.

Gross Profit

During the first nine months of fiscal 2007, gross profit was 46.0% of net sales compared to 45.3% in the same period of the prior year. The increase is primarily attributable to fewer markdowns and discounts on products as well as an increase in direct to consumer sales, which have a higher marginal profit percentage. As a percentage of overall company sales, direct to consumer sales increased from 4.3% during the first nine months of fiscal 2006 to 7.8% during the first nine months of fiscal 2007. The first consumer catalog was mailed during the second quarter of fiscal 2006, so the prior year does not include a full nine months of sales generated by the catalog.

Our gross profit may not be comparable to other companies, since some companies include all costs related to their distribution network in the cost of sales. We have consistently included inbound freight, import charges and embroidery costs in cost of sales, and included other costs of distribution in selling, general and administrative expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled $39.2 million in the first nine months of fiscal 2007 compared to $37.1 million in fiscal 2006. As a percentage of sales, SG&A decreased 1.1%. Approximately $1.8 million of the increase was due to costs incurred for our direct to consumer catalog and website initiatives, which were launched during the second quarter of fiscal 2006. Commissions and other incentive-based pay increased approximately $1.1 million as a result of our increased sales and profitability. As a percentage of sales, commissions are consistent with the prior year. Partially offsetting these increases were reductions in wholesale marketing expenses and costs associated with corporate governance and other shareholder matters.

We adopted SFAS No. 123(R) during the first quarter of fiscal 2007. Adoption of this new accounting standard did not have a significant impact on our results of operations for the nine months ended January 31, 2007, and, based on the number of unvested stock options currently outstanding, is not anticipated to have a material impact on future results. However, the impact of SFAS No. 123(R) on future periods will depend upon the types and quantities of share-based payments made in the future.

Restructuring and Restatement Expenses

During the second quarter of fiscal 2007, we received notice from one of our subtenants that it would extend its lease term through the remainder of our lease term. In previous estimates, we had provided reserves for the event that this space would need to be subleased to a different tenant and various costs of re-leasing would be incurred. Based on the extension by the existing subtenant, we removed the cost of re-leasing the space from the estimated restructure liability. This estimated cost reduction of $401,000 was recorded as restructuring expenses. Currently, all of the excess capacity is being subleased and we believe it will continue to be subleased through the end of our lease term in 2011.

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

Income Taxes

We recorded approximately $2.5 million of income tax expense during the nine months ended January 31, 2007, compared to $1.9 million during the nine months ended January 31, 2006. The effective rates for income taxes were 33.7% and 34.9% for the first nine months of fiscal years 2007 and 2006, respectively. The lower rate in the current year is due to adjustments based on the Company’s 2006 tax returns.

Liquidity and Capital Resources

At January 31, 2007, our cash and short-term investments totaled $23.6 million compared to $20.1 million at April 30, 2006, and $21.6 million at January 31, 2006. The increase during the twelve months ended January 31, 2007, is primarily attributable to our operating results during that period, offset by approximately $5.9 million of capital returned to shareholders in the form of dividends and share repurchases.

During the first nine months of fiscal 2007, our capital requirements were funded by cash provided by operating activities. Net cash provided by operating activities in the first nine months of fiscal 2007 was consistent with the first nine months of fiscal 2006 at $7.3 million.

Net cash used in investing activities was $5.8 million in the first nine months of fiscal 2007 compared to $11.3 million provided by investing activities in the first nine months of fiscal 2006. Our capital expenditures are consistent with the prior year. In the current year, we have invested more of our cash in short-term investments. In fiscal 2006, we converted many of our short-term investments to cash equivalents in order to fund the special dividend that was paid to shareholders in the third quarter of fiscal 2006.

Net cash used in financing activities was $1.8 million in the first nine months of fiscal 2007, which primarily consisted of the quarterly $0.07 per share dividend payment. The decrease from the $24.3 million used in the first nine months of fiscal 2006 was due to the special dividend paid to shareholders during fiscal 2006 and fewer repurchases of our common stock, as we have utilized the Board’s entire repurchase authorization.

On March 7, 2007, the Board of Directors declared a quarterly dividend of $0.07 per share payable on April 9, 2007, to shareholders of record on March 23, 2007. We expect to pay similar dividends in future quarters. However, we may decide to discontinue or modify these quarterly dividend payments at any time if we determine that other uses of our capital may be in the best interests of our shareholders.

We have a loan agreement with Wells Fargo HSBC Trade Bank, N.A., through March 10, 2008, for a $35 million line of credit, secured by all assets of the Company. Borrowings under this agreement, if any, would bear interest at prime minus 1.0%. Covenants contained in this loan agreement include maintaining a debt to equity ratio of not more than 1.0, a quick ratio of not less than 1.0, and net income of $5.0 million per year. Additionally, capital expenditures are limited to $4.0 million per year. As of January 31, 2007, we were in compliance with all of these covenants and there were no borrowings under this line of credit other than open letters of credit with suppliers totaling approximately $0.2 million.

Our primary ongoing capital requirements are to finance working capital and the continued growth and operations of our business, including investments in fixed assets. We believe the remaining cash on hand and cash generated from operations, as well as our ability to borrow under bank lines of credit, will be sufficient to meet our cash requirements. We also have available alternative sources of financing, including factoring our accounts receivable and financing our capital expenditures with leases. Although these methods of financing are currently available to us, we do not anticipate using alternative sources of financing during fiscal 2007 or 2008. However, our capital needs will depend on many factors, including our growth rate, the need to finance increased production and inventory levels, the success of our various sales and marketing programs, and various other factors.

Off-Balance Sheet Arrangements

As of January 31, 2007, pursuant to our loan agreement with Wells Fargo HSBC Trade Bank, N.A., we had open letters of credit with suppliers totaling approximately $0.2 million.

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

Reserve for Product Returns

We maintain a reserve for probable future product returns. We analyze the rates and timing of historical returns and trends in changes to the rates and timing, if any, when evaluating the adequacy of this reserve. The rate of returns in our wholesale segment has remained consistent over the past several years. The direct to consumer business unit has a higher rate of returns than the wholesale segment. However, as of January 31, 2007, this higher rate does not have a material impact on our reserve for future product returns. The estimate for product returns is included in our calculation of net sales. If we were to experience an increase in our product returns rates or changes in their timing or in our sales mix, additional reserves may be required.

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

We invest in interest-bearing U.S. Government and high-quality corporate fixed-rate debt instruments and hold these instruments until maturity. Changes in interest rates may affect the fair market value of these instruments. Investments with maturities beyond ninety days as of the purchase date are classified as short-term investments. The average time to maturity as of the purchase date for short-term investments held as of January 31, 2007, was 140 days and the weighted average interest rate was 5.2%. Due to the short-term nature of these instruments and our investment policies and procedures, we do not expect interest rate fluctuations to have a material adverse effect on our results of operations.

Some of our licensing agreements compute the royalties due to us in the functional currency of the country in which the licensee operates. From the date of licensee sales until the date on which we are paid, typically within 70 days, the revenues we earn are subject to foreign currency exchange rate risk. Additionally, we do have some remaining assets and liabilities from our closed European operations that are denominated in Euros. Neither of these items is material to our consolidated financial statements as of January 31, 2007.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of January 31, 2007, with the participation of our principal executive and financial officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the third quarter ended January 31, 2007, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

As disclosed previously, the Company is party to a lawsuit filed by a significant customer of the Company. The suit was filed in the United States District Court for the District of Massachusetts: Casual Male Retail Group, Inc., and Casual Male RBT, LLC v. Cutter & Buck Inc., Cutter & Buck Direct, LLC, Robert H. Yarbrough, RKC Mail LLC, a.k.a. MP4 Limited, d/b/a Mile Post Four, Mile Post Investment, LLC - (Case No. 07-CA-10161). It alleges, among other things, that Cutter & Buck improperly interfered with Casual Male’s relationships with certain of its employees and that certain Cutter & Buck employees improperly accessed, misappropriated and destroyed Casual Male’s proprietary confidential information. The lawsuit also alleges that a Cutter & Buck employee breached contractual obligations not to compete with Casual Male. The lawsuit seeks a preliminary and/or permanent injunction enjoining Cutter & Buck from using its e-commerce Internet website and consumer catalog. In addition, the lawsuit seeks unspecified compensatory damages, punitive damages, reasonable costs and expenses, and such other relief as the Court deems proper. Cutter & Buck denies Casual Male’s allegations and intends to vigorously defend the lawsuit. As no liability is probable or estimable, management has not recorded an accrual with respect to this lawsuit. In light of Casual Male’s recent actions, including the instigation of this lawsuit, Cutter & Buck believes that the Company’s longstanding relationship with Casual Male and its Rochester Big & Tall operation is unlikely to continue in the future.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

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

Cutter & Buck Inc. (Registrant)

Dated: March 9, 2007	By	/s/ MICHAEL GATS
Michael Gats Chief Financial Officer and Vice President (Principal Accounting and Financial Officer)